Form 10-Q
period 2017-09-30
Mastercard Inc
filed 2017-10-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 26, 2017, there were 1,043,602,880 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 15,060,757 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,559	$6,721
Restricted cash for litigation settlement	545	543
Investments	1,864	1,614
Accounts receivable	1,858	1,416
Settlement due from customers	1,199	1,093
Restricted security deposits held for customers	1,026	991
Prepaid expenses and other current assets	1,180	850
Total Current Assets	13,231	13,228
Property, plant and equipment, net of accumulated depreciation of $692 and $603, respectively	901	733
Deferred income taxes	425	307
Goodwill	3,015	1,756
Other intangible assets, net of accumulated amortization of $1,108 and $974, respectively	1,147	722
Other assets	2,195	1,929
Total Assets	$20,914	$18,675
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$722	$609
Settlement due to customers	1,002	946
Restricted security deposits held for customers	1,026	991
Accrued litigation	709	722
Accrued expenses	3,685	3,318
Other current liabilities	840	620
Total Current Liabilities	7,984	7,206
Long-term debt	5,393	5,180
Deferred income taxes	139	81
Other liabilities	860	524
Total Liabilities	14,376	12,991

Commitments and Contingencies

Redeemable Non-controlling Interests	70	—

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,380 and 1,374 shares issued and 1,045 and 1,062 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 15 and 19 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,318	4,183
Class A treasury stock, at cost, 335 and 312 shares, respectively	(19,735)	(17,021)
Retained earnings	22,401	19,418
Accumulated other comprehensive income (loss)	(542)	(924)
Total Stockholders’ Equity	6,442	5,656
Non-controlling interests	26	28
Total Equity	6,468	5,684
Total Liabilities, Redeemable Non-controlling Interests and Equity	$20,914	$18,675
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net Revenue	$3,398	$2,880	$9,185	$8,020
Operating Expenses
General and administrative	1,136	933	3,162	2,731
Advertising and marketing	203	184	587	503
Depreciation and amortization	118	93	321	281
Provision for litigation settlement	—	—	15	107
Total operating expenses	1,457	1,210	4,085	3,622
Operating income	1,941	1,670	5,100	4,398
Other Income (Expense)
Investment income	15	12	44	32
Interest expense	(35)	(23)	(113)	(65)
Other income (expense), net	11	(26)	7	(30)
Total other income (expense)	(9)	(37)	(62)	(63)
Income before income taxes	1,932	1,633	5,038	4,335
Income tax expense	502	449	1,350	1,209
Net Income	$1,430	$1,184	$3,688	$3,126

Basic Earnings per Share	$1.34	$1.08	$3.45	$2.84
Basic Weighted-Average Shares Outstanding	1,063	1,096	1,071	1,101
Diluted Earnings per Share	$1.34	$1.08	$3.43	$2.83
Diluted Weighted-Average Shares Outstanding	1,068	1,099	1,075	1,104

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net Income	$1,430	$1,184	$3,688	$3,126
Other comprehensive income (loss):
Foreign currency translation adjustments	199	(2)	515	3
Income tax effect	(1)	(5)	—	(10)
Foreign currency translation adjustments, net of income tax effect	198	(7)	515	(7)

Translation adjustments on net investment hedge	(65)	(20)	(207)	(56)
Income tax effect	23	7	75	20
Translation adjustments on net investment hedge, net of income tax effect	(42)	(13)	(132)	(36)

Defined benefit pension and other postretirement plans	—	—	(2)	(1)
Income tax effect	—	—	1	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	1	—	(1)	5
Income tax effect	—	—	1	(2)
Investment securities available-for-sale, net of income tax effect	1	—	—	3

Other comprehensive income (loss), net of tax	157	(20)	382	(41)
Comprehensive Income	$1,587	$1,164	$4,070	$3,085

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2016	$—	$—	$19,418	$(924)	$4,183	$(17,021)	$28	$5,684
Net income	—	—	3,688	—	—	—	—	3,688
Activity related to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss), net of tax	—	—	—	382	—	—	—	382
Cash dividends declared on Class A and Class B common stock, $0.66 per share	—	—	(705)	—	—	—	—	(705)
Purchases of treasury stock	—	—	—	—	—	(2,718)	—	(2,718)
Share-based payments	—	—	—	—	135	4	—	139
Balance at September 30, 2017	$—	$—	$22,401	$(542)	$4,318	$(19,735)	$26	$6,468

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities
Net income	$3,688	$3,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	761	629
Depreciation and amortization	321	281
Share-based compensation	137	110
Tax benefit for share-based payments	—	(44)
Deferred income taxes	(56)	(1)
Other	22	(24)
Changes in operating assets and liabilities:
Accounts receivable	(321)	(190)
Settlement due from customers	(105)	(53)
Prepaid expenses	(1,286)	(818)
Accrued litigation and legal settlements	(14)	12
Accounts payable	85	(33)
Settlement due to customers	54	171
Accrued expenses	380	247
Net change in other assets and liabilities	128	130
Net cash provided by operating activities	3,794	3,543
Investing Activities
Purchases of investment securities available-for-sale	(531)	(751)
Purchases of investments held-to-maturity	(925)	(729)
Proceeds from sales of investment securities available-for-sale	153	164
Proceeds from maturities of investment securities available-for-sale	371	247
Proceeds from maturities of investments held-to-maturity	872	240
Purchases of property, plant and equipment	(214)	(156)
Capitalized software	(87)	(124)
Acquisition of businesses, net of cash acquired	(1,175)	—
Investment in nonmarketable equity investments	(128)	(14)
Other investing activities	8	(2)
Net cash used in investing activities	(1,656)	(1,125)
Financing Activities
Purchases of treasury stock	(2,731)	(2,410)
Dividends paid	(709)	(630)
Payment of debt	(64)	—
Tax benefit for share-based payments	—	44
Tax withholdings related to share-based payments	(46)	(51)
Cash proceeds from exercise of stock options	48	31
Other financing activities	8	(3)
Net cash used in financing activities	(3,494)	(3,019)
Effect of exchange rate changes on cash and cash equivalents	194	59
Net decrease in cash and cash equivalents	(1,162)	(542)
Cash and cash equivalents - beginning of period	6,721	5,747
Cash and cash equivalents - end of period	$5,559	$5,205
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At September 30, 2017 and December 31, 2016, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016. The consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2017 and 2016, activity from non-controlling interests was not material to the respective period results.
Recent Accounting Pronouncements
Derivatives and Hedging - In August 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve and simplify existing guidance to allow companies to better reflect its risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. This guidance is effective for periods beginning after December 15, 2018 and early adoption is permitted. The Company currently does not account for its foreign currency derivative contracts under hedge accounting. However, the Company is in the process of evaluating the potential impacts this guidance may have on its consolidated financial statements if it decides to account for these contracts under the new hedge accounting rules. For a more detailed

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

discussion of the Company’s foreign exchange risk management activities, refer to Note 13 (Foreign Exchange Risk Management).
Net periodic pension cost and net periodic postretirement benefit cost - In March 2017, the FASB issued accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component is required to be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of the net periodic benefit costs are required to be presented in the consolidated statement of operations separately from the service cost component and outside of operating income. This guidance is required to be applied retrospectively. This guidance is effective for periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements and, at this time, does not expect the impacts to be material.
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
Share-based payments - In March 2016, the FASB issued accounting guidance related to share-based payments to employees. The Company adopted this guidance on January 1, 2017. The adoption had the following impacts on the consolidated financial statements:

•
The Company is required to recognize the excess tax benefits and deficiencies from share-based awards in the consolidated statement of operations in the period in which they occurred rather than in additional paid-in-capital. For the three and nine months ended September 30, 2017, the Company recorded excess tax benefits of $9 million and $40 million, respectively, within income tax expense. The Company is also required to revise its calculation of diluted weighted-average shares outstanding by excluding the tax effects from the assumed proceeds available to repurchase shares. For the three and nine months ended September 30, 2017, diluted weighted-average shares

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

outstanding included additional shares of 1 million for both periods as a result of the change in this calculation. For the three and nine months ended September 30, 2017, the net impact of adoption resulted in an increase of $0.01 and $0.03, respectively, to diluted earnings per share. Lastly, the Company is required to change the classification of these tax effects within the consolidated statement of cash flows and classify them as an operating activity rather than as a financing activity. Each of these above items have been adopted prospectively.

•
Retrospectively, the Company is required to change its classification of cash paid for employees withholding tax related to equity awards as a financing activity rather than as an operating activity within the consolidated statement of cash flows. As a result of this change in classification, cash provided by operating activities and cash used in financing activities within the consolidated statement of cash flows increased by $46 million and $51 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making this guidance effective for fiscal years beginning after December 15, 2017. This guidance will impact the timing of recognition for certain of the Company’s customer incentives. Under the new guidance, the Company will recognize certain customer incentives over the life of the contract as revenue is recognized versus as they are earned by the customer. The Company will adopt the new accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or a modified retrospective transition method. The Company expects to adopt this guidance with the modified retrospective transition method. The impact of the new accounting guidance will be dependent upon customer deals that have been executed and those that will be executed through the balance of 2017 and 2018. As such, the Company is in the process of quantifying the potential effects this guidance will have on its consolidated financial statements.
Note 2. Acquisitions
In the nine months ended September 30, 2017, the Company acquired businesses for total consideration of $1.5 billion. For the businesses acquired, Mastercard allocated the values associated with the assets, liabilities and redeemable non-controlling interests based on their respective fair values on the acquisition dates. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, for the valuation techniques Mastercard utilizes to fair value the assets and liabilities acquired in business combinations. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and is not expected to be deductible for local tax purposes.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

For acquisitions occurring in 2017, the Company is evaluating and finalizing the purchase price accounting; however, the preliminary estimated fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below:

(in millions)
Cash consideration	$1,286
Contingent consideration	198
Redeemable non-controlling interests	69
Gain on previously held minority interest	13
Total fair value of businesses acquired	$1,566

Assets:
Cash and cash equivalents	$111
Other current assets	108
Other intangible assets	488
Goodwill	1,131
Other assets	90
Total assets	1,928

Liabilities:
Short-term debt[1]	64
Other current liabilities	169
Net pension liability	66
Other liabilities	63
Total liabilities	362

Net assets acquired	$1,566

1 The short-term debt assumed through acquisitions was repaid during the second quarter of 2017.
The following table summarizes the identified intangible assets acquired:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(Years)
Developed technologies	$302	7.6
Customer relationships	183	10.0
Other	3	1.6
Other intangible assets	$488	8.5
For the businesses acquired in 2017, the largest acquisition relates to VocaLink Holdings Limited (“Vocalink”), a payment systems and ATM switching platform operator, located principally in the U.K. On April 28, 2017, Mastercard acquired a 92.4% controlling interest in Vocalink for cash consideration of £719 million ($929 million as of the acquisition date). In addition, the Vocalink sellers have the potential to earn additional contingent consideration up to £169 million (approximately $225 million as of September 30, 2017) if certain revenue targets are met in 2018. Refer to Note 4 (Fair Value and Investment Securities) for additional information related to the fair value of contingent consideration.
A majority of Vocalink’s shareholders have retained a 7.6% ownership for at least three years, which is recorded as redeemable non-controlling interests on the consolidated balance sheet. These remaining shareholders have a put option to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter (the “Third Anniversary Option” and “Fifth Anniversary Option”, respectively).  The Third Anniversary Option is exercisable at a fixed price of £58 million (approximately $75 million as of September 30, 2017) (the “Fixed Price”). The Fifth Anniversary Option is exercisable at the greater of the Fixed Price or fair value. Additionally, Mastercard has a call option to purchase the remaining interest from Vocalink’s shareholders on the fifth anniversary of the transaction and quarterly thereafter, which is exercisable at the greater of the Fixed Price or fair value. The fair value of the redeemable non-controlling interests was determined utilizing a market approach, which extrapolated the consideration transferred that was discounted for

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

lack of control and marketability. The rollforward of redeemable non-controlling interests was not included as the activity was not considered to be material.
Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Numerator
Net income	$1,430	$1,184	$3,688	$3,126
Denominator
Basic weighted-average shares outstanding	1,063	1,096	1,071	1,101
Dilutive stock options and stock units	5	3	4	3
Diluted weighted-average shares outstanding [1]	1,068	1,099	1,075	1,104
Earnings per Share
Basic	$1.34	$1.08	$3.45	$2.84
Diluted	$1.34	$1.08	$3.43	$2.83

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the nine months ended September 30, 2017.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$25	$—	$25
Government and agency securities	82	110	—	192
Corporate securities	—	937	—	937
Asset-backed securities	—	84	—	84
Equity securities	1	—	—	1
Derivative instruments [2]:
Foreign currency derivative assets	—	4	—	4

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(33)	$—	$(33)

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$59	$—	$59
Government and agency securities	49	117	—	166
Corporate securities	—	855	—	855
Asset-backed securities	—	80	—	80
Equity securities	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	29	—	29

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(13)	$—	$(13)
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2017 and December 31, 2016, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At September 30, 2017 and December 31, 2016, the Company held $625 million and $452 million, respectively, of short-term held-to-maturity securities. In addition, at December 31, 2016, the Company held $61 million of long-term held-to-maturity securities included in other assets on the consolidated balance sheet. The Company did not hold any long-term held-to-maturity securities at September 30, 2017. Both short-term and long-term held-to-maturity securities consist of time deposits and are classified within Level 2 of the Valuation Hierarchy. The cost of these securities approximates fair value.
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
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified within Level 2 of the Valuation Hierarchy. At September 30, 2017, the carrying value and fair value of long-term debt was $5.4 billion and $5.6 billion, respectively. At December 31, 2016, the carrying value and fair value of long-term debt was $5.2 billion and $5.3 billion, respectively.
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
Contingent consideration related to acquisitions is measured at fair value on a recurring basis. These liabilities are classified within Level 3 of the Valuation Hierarchy as the inputs used to measure fair value are unobservable and require management’s judgment. The fair value of the contingent consideration at the acquisition date and subsequent periods is determined utilizing an income approach based on a Monte Carlo technique and is recorded in Other liabilities on the consolidated

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

balance sheet. The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. Changes to projected revenues of the acquired businesses could result in a higher or lower contingent consideration liability. Measurement period adjustments, if any, to the preliminary estimated fair value of contingent consideration as of the acquisition date will be recorded to goodwill, however, changes in fair value as a result of updated assumptions will be recorded within general and administrative expenses. The activity of the Company’s contingent consideration liability for the nine months ended September 30, 2017 was as follows:

(in millions)
Balance at December 31, 2016	$—
Preliminary estimated fair value as of acquisition date for businesses acquired	198
Net change in valuation	—
Foreign currency translation	8
Balance at September 30, 2017	$206
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$25	$—	$—	$25
Government and agency securities	192	—	—	192
Corporate securities	934	3	—	937
Asset-backed securities	84	—	—	84
Equity securities	—	1	—	1
Total	$1,235	$4	$—	$1,239

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$59	$—	$—	$59
Government and agency securities	165	1	—	166
Corporate securities	853	3	(1)	855
Asset-backed securities	80	—	—	80
Equity securities	2	—	—	2
Total	$1,159	$4	$(1)	$1,162
The Company’s available-for-sale investment securities held at September 30, 2017 and December 31, 2016, primarily carried a credit rating of A-, or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2017 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$449	$449
Due after 1 year through 5 years	786	789
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	—	1
Total	$1,235	$1,239
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2017 and 2016 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$508	$479
Prepaid income taxes	168	118
Other	504	253
Total prepaid expenses and other current assets	$1,180	$850
Other assets consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$1,393	$1,134
Nonmarketable equity investments	240	132
Prepaid income taxes	351	325
Income taxes receivable	148	175
Other	63	163
Total other assets	$2,195	$1,929
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Nonmarketable equity investments represent the Company’s cost and equity method investments. For the nine months ended September 30, 2017, the Company invested $128 million in nonmarketable cost method equity investments.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$2,417	$2,286
Personnel costs	486	496
Advertising	65	71
Income and other taxes	356	161
Other	361	304
Total accrued expenses	$3,685	$3,318
As of September 30, 2017 and December 31, 2016, the Company’s provision for litigation was $709 million and $722 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.
Note 7. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. The Company typically completes a share repurchase program before a new program becomes effective. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	December 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$3,750	$11,750
Dollar value of shares repurchased during the nine months ended September 30, 2016	$—	$1,903	$507	$2,410
Remaining authorization at December 31, 2016	$4,000	$996	$—	$4,996
Dollar value of shares repurchased during the nine months ended September 30, 2017	$1,735	$996	$—	$2,731
Remaining authorization at September 30, 2017	$2,265	$—	$—	$2,265
Shares repurchased during the nine months ended September 30, 2016	—	20.6	5.7	26.3
Average price paid per share during the nine months ended September 30, 2016	$—	$92.35	$89.76	$91.80
Shares repurchased during the nine months ended September 30, 2017	14.0	9.1	—	23.1
Average price paid per share during the nine months ended September 30, 2017	$123.81	$109.16	$—	$118.03
Cumulative shares repurchased through September 30, 2017	14.0	40.4	40.8	95.2
Cumulative average price paid per share	$123.81	$99.10	$92.03	$99.71

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the nine months ended September 30, 2017:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2016	1,062.4	19.3
Purchases of treasury stock	(23.1)	—
Share-based payments	2.0	—
Conversion of Class B to Class A common stock	3.8	(3.8)
Balance at September 30, 2017	1,045.1	15.5
Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Other comprehensive income (loss) for the period[2]	(7)	(36)	(1)	3	(41)
Balance at September 30, 2016	$(670)	$(62)	$12	$3	$(717)

Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period[2]	515	(132)	(1)	—	382
Balance at September 30, 2017	$(434)	$(120)	$10	$2	$(542)

[1]	During the nine months ended September 30, 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.

[2]	During the nine months ended September 30, 2017 and 2016, gains and losses reclassified from accumulated other comprehensive income to the consolidated statement of operations were not significant.
Note 9. Share-Based Payments
During the nine months ended September 30, 2017, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2017	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	1.7	$21
Restricted stock units	1.3	$110
Performance stock units	0.2	$126
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
Note 10. Income Taxes
The effective income tax rates were 26.0% and 26.8% for the three and nine months ended September 30, 2017, respectively, versus 27.5% and 27.9% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.
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
Prior to the reversal of the settlement approval, merchants representing slightly more than 25% of the Mastercard and Visa purchase volume over the relevant period chose to opt out of the class settlement. Mastercard had anticipated that most of the larger merchants who opted out of the settlement would initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Mastercard has executed settlement agreements with a number of opt-out merchants. Mastercard believes these settlement agreements are not impacted by the ruling of the court of appeals. The defendants have consolidated all of these matters (except for two state court actions) in front of the same federal district court that approved the merchant class settlement. In July

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim. Deposition discovery commenced in December 2016 and the parties in the class action are in mediation.
As of September 30, 2017, Mastercard had accrued a liability of $707 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of September 30, 2017 and December 31, 2016, Mastercard had $545 million and $543 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at September 30, 2017. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the European Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the European Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the European Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the European Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard expects to obtain greater clarity with respect to these issues in the fourth quarter of 2017 or early 2018.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. In June 2015, Mastercard entered into a settlement with one of the U.K. Merchant claimants for $61 million, recorded as a provision for litigation settlement. Following the conclusion of a trial for liability and damages for one of the U.K. merchant cases, in July 2016, the tribunal issued a judgment against Mastercard for damages. Mastercard recorded a litigation provision of $107 million in the second quarter of 2016 that includes the amount of the judgment and estimated legal fees and costs. Mastercard has been granted permission to appeal this judgment. In the fourth quarter of 2016, Mastercard recorded a charge of $10 million relating to settlements with multiple U.K. Merchant claimants.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with six of these claimants to resolve their claims, with no financial payments required by Mastercard. The remaining U.K. Merchant claimants have sought court permission to appeal the judgment, and permission to appeal was granted in part and denied in part.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of September 30, 2017). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action.  The plaintiffs’ request for permission to appeal this decision was denied, which they have appealed. The plaintiffs have also filed a separate request for judicial review of the court’s denial of their collective action.
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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Gross settlement exposure[1]	$44,595	$39,523
Collateral held for settlement exposure	(4,135)	(3,734)
Net uncollateralized settlement exposure	$40,460	$35,789
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $398 million and $397 million at September 30, 2017 and December 31, 2016, respectively, of which $315 million and $312 million at September 30, 2017 and December 31, 2016, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
As of September 30, 2017 and December 31, 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	September 30, 2017		December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$20	$—	$37	$(2)
Commitments to sell foreign currency	861	(30)	777	18
Options to sell foreign currency	16	1	—	—
Balance sheet location
Accounts receivable [1]		$4		$29
Other current liabilities [1]		(33)		(13)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency derivative contracts
General and administrative	$(20)	$(6)	$(65)	$(42)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2017 and December 31, 2016, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $97 million on the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Company’s foreign currency derivative contracts outstanding at September 30, 2017. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of September 30, 2017, the Company had a net foreign currency transaction pre-tax loss of $187 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

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
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 34% and 35% of total net revenue for the three and nine months ended September 30, 2017, respectively, and 38% for both the three and nine months ended September 30, 2016. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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

Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016		2017	2016
	($ in millions, except per share data)
Net revenue	$3,398	$2,880	18%	$9,185	$8,020	15%

Operating expenses	$1,457	$1,210	20%	$4,085	$3,622	13%
Operating income	$1,941	$1,670	16%	$5,100	$4,398	16%
Operating margin	57.1%	58.0%	(0.9) ppt	55.5%	54.8%	0.7 ppt

Income tax expense	$502	$449	12%	$1,350	$1,209	12%
Effective income tax rate	26.0%	27.5%	(1.5) ppt	26.8%	27.9%	(1.1) ppt

Net income	$1,430	$1,184	21%	$3,688	$3,126	18%

Diluted earnings per share	$1.34	$1.08	24%	$3.43	$2.83	21%
Diluted weighted-average shares outstanding	1,068	1,099	(3)%	1,075	1,104	(3)%

Summary of Non-GAAP Results 1:

	Three Months Ended September 30,[2]		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	Reported GAAP[2]	Currency-neutral	2017	2016	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,398	$2,880	18%	17%	$9,185	$8,020	15%	14%

Adjusted operating expenses	$1,457	$1,210	20%	19%	$4,070	$3,515	16%	16%

Adjusted operating margin	57.1%	58.0%	(0.9) ppt	(1.1) ppt	55.7%	56.2%	(0.5) ppt	(0.6) ppt

Adjusted effective income tax rate	26.0%	27.5%	(1.5) ppt	(1.5) ppt	26.8%	27.9%	(1.1) ppt	(1.1) ppt

Adjusted net income	$1,430	$1,184	21%	19%	$3,698	$3,204	15%	15%

Adjusted diluted earnings per share	$1.34	$1.08	24%	23%	$3.44	$2.90	19%	18%

1 The Summary of Non-GAAP Results excludes the impact of Special Items and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
2 There were no Special Items impacting the results for the three months ended September 30, 2017 and 2016.

Key highlights for the three and nine months ended September 30, 2017 were as follows:

•
Net revenue increased 18% and 15%, or 17% and 14% on a currency-neutral basis, respectively, versus the comparable periods in 2016, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives. The impact of acquisitions contributed 2.5 and 1.5 percentage points of growth, respectively. Switched transactions increased 17% for both periods, gross dollar volume increased 10% and 9% on a local currency basis and adjusted for the impact of the EU regulation change, and cross-border volume increased 15% and 14% on a local currency basis, respectively, versus the comparable periods in 2016.

•
Operating expenses increased 20% and 13%, respectively, versus the comparable periods in 2016. Excluding the impact of the Special Items, adjusted operating expenses increased 20% and 16%, or 19% and 16% on a currency-neutral basis, respectively, versus the comparable periods in 2016. These increases were due to higher personnel costs reflecting our continued investment in strategic initiatives. The impact of acquisitions contributed 8 and 5 percentage points of growth for the three and nine months ended September 30, 2017.

•
The effective income tax rate was 26.0% and 26.8% for the three and nine months ended September 30, 2017, respectively, versus 27.5% and 27.9% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.

Other financial highlights for the nine months ended September 30, 2017 were as follows:

•	We generated net cash flows from operations of $3.8 billion compared to $3.5 billion for the comparable period in 2016.

•	We repurchased 23.1 million shares of our common stock and paid dividends of $709 million.
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

Net revenue, operating expenses, operating margin, effective income tax rate, net income and diluted earnings per share adjusted for Special Items and/or the impact of foreign currency are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures.

	Nine Months Ended September 30, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,085	55.5%	26.8%	$3,688	$3.43
Special Item	(15)	0.2%	—%	10	0.01
Non-GAAP	$4,070	55.7%	26.8%	$3,698	$3.44

	Nine Months Ended September 30, 2016
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,622	54.8%	27.9%	$3,126	$2.83
Special Item	(107)	1.4%	—%	78	0.07
Non-GAAP	$3,515	56.2%	27.9%	$3,204	$2.90

	Three Months Ended September 30, 2017 as compared to the Three Months Ended September 30, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	18%	20%	(0.9) ppt	(1.5) ppt	21%	24%
Foreign currency [1]	(1)%	(1)%	(0.2) ppt	– ppt	(2)%	(1)%
Non-GAAP - currency-neutral	17%	19%	(1.1) ppt	(1.5) ppt	19%	23%

	Nine Months Ended September 30, 2017 as compared to the Nine Months Ended September 30, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	15%	13%	0.7 ppt	(1.1) ppt	18%	21%
Special Item	—%	3%	(1.2) ppt	– ppt	(3)%	(3)%
Non-GAAP	15%	16%	(0.5) ppt	(1.1) ppt	15%	19%
Foreign currency [1]	—%	—%	(0.1) ppt	– ppt	—%	—%
Non-GAAP - currency-neutral	14%	16%	(0.6) ppt	(1.1) ppt	15%	18%
Note: Tables may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.

Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar; however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2017, GDV on a U.S. dollar-converted basis increased 11% and 6%, respectively, while GDV on a local currency basis increased 10% and 7%, respectively, versus the comparable periods in 2016. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
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
We are exposed to currency devaluation in certain countries. In addition, we are subject to exchange control regulations that restrict or prohibit the conversion of financial assets into U.S. dollars. While these revenues and assets are not material to Mastercard on a consolidated basis, they could be negatively impacted should there be a continued and sustained devaluation of local currencies relative to the U.S. dollar and/or a continued and sustained deterioration of economic conditions in these countries. This includes approximately $140 million of exposure in Venezuela as of September 30, 2017.
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
Revenue Analysis
In the three and nine months ended September 30, 2017, gross revenue increased 19% and 17%, or 17% and 16% on a currency-neutral basis, respectively, versus the comparable periods in 2016. Gross revenue growth in the three and nine months ended September 30, 2017 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands, other payment-related products and services.
Rebates and incentives, in the three and nine months ended September 30, 2017, increased 20% and 21%, or 19% and 21% on a currency-neutral basis, respectively, versus the comparable periods in 2016, primarily due to the impact from new and renewed agreements and increased volumes.
Our net revenue for the three and nine months ended September 30, 2017, increased 18% and 15%, or 17% and 14% on a currency-neutral basis, respectively, versus the comparable periods in 2016. The impact of acquisitions contributed 2.5 and 1.5 percentage points of growth for the three and nine months ended September 30, 2017, respectively.
The significant components of our net revenue for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
Domestic assessments	$1,302	$1,132	15%	$3,751	$3,269	15%
Cross-border volume fees	1,157	996	16%	3,057	2,658	15%
Transaction processing	1,662	1,357	22%	4,505	3,793	19%
Other revenues	747	620	21%	2,002	1,707	17%
Gross revenue	4,868	4,105	19%	13,315	11,427	17%
Rebates and incentives (contra-revenue)	(1,470)	(1,225)	20%	(4,130)	(3,407)	21%
Net revenue	$3,398	$2,880	18%	$9,185	$8,020	15%

The following table summarizes the primary drivers of net revenue growth in the three and nine months ended September 30, 2017, versus the comparable periods in 2016:

	Three Months Ended September 30, 2017
	Volume	Acquisitions		Foreign Currency	Other [1]		Total
Domestic assessments	10%	—%		1%	5%	[2]	15%
Cross-border volume fees	14%	—%		1%	1%		16%
Transaction processing	14%	1%		2%	6%		22%
Other revenues	**	9%		2%	10%	[3]	21%
Rebates and incentives (contra-revenue)	9%	—%		1%	10%	[4]	20%

Net revenue	11%	2%	[5]	1%	3%		18%

	Nine Months Ended September 30, 2017
	Volume	Acquisitions		Foreign Currency	Other [1]		Total
Domestic assessments	9%	—%		—%	6%	[2]	15%
Cross-border volume fees	13%	—%		(1)%	3%		15%
Transaction processing	15%	1%		—%	3%		19%
Other revenues	**	6%		1%	11%	[3]	17%
Rebates and incentives (contra-revenue)	9%	—%		—%	12%	[4]	21%

Net revenue	11%	2%	[5]	—%	2%		15%
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
4 Includes the impact from timing of new, renewed and expired agreements.
5 The impact of acquisitions contributed 2.5 and 1.5 percentage points of growth for the three and nine months ended September 30, 2017, respectively.
The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	11%	10%	5%	7%	6%	7%	7%	10%
Asia Pacific/Middle East/Africa	8%	9%	9%	10%	7%	8%	8%	12%
Canada	13%	9%	10%	9%	12%	10%	5%	10%
Europe	18%	15%	1%	4%	5%	7%	7%	12%
Latin America	17%	15%	7%	14%	17%	15%	(1)%	15%
United States	6%	6%	5%	5%	4%	4%	7%	7%
Cross-border Volume [1]	17%	15%	9%	12%	13%	14%	8%	12%
Switched Transactions		17%		18%		17%		15%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Growth (Local)
GDV [1]
Worldwide as reported	10%	7%	7%	10%
Worldwide as adjusted for EU Regulation	10%	10%	9%	12%

Europe as reported	15%	4%	7%	12%
Europe as adjusted for EU Regulation	16%	17%	15%	19%
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
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization and provision for litigation settlement. Operating expenses increased 20% and 13% for the three and nine months ended September 30, 2017, respectively, versus the comparable periods in 2016. Excluding the impact of the Special Items, adjusted operating expenses increased 20% and 16%, or 19% and 16% on a currency-neutral basis, for the three and nine months ended September 30, 2017, respectively, versus the comparable periods in 2016. These increases were primarily due to higher personnel costs reflecting our continued investment in strategic initiatives.
The components of operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
General and administrative	$1,136	$933	22%	$3,162	$2,731	16%
Advertising and marketing	203	184	11%	587	503	17%
Depreciation and amortization	118	93	27%	321	281	14%
Provision for litigation settlement	—	—	**	15	107	**
Total operating expenses	1,457	1,210	20%	4,085	3,622	13%
Special Items[1]	—	—	**	(15)	(107)	**
Adjusted total operating expenses (excluding Special Items1)	$1,457	$1,210	20%	$4,070	$3,515	16%
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.

The following table summarizes the primary drivers of changes in operating expenses in the three and nine months ended September 30, 2017 versus the comparable periods in 2016:

	Three Months Ended September 30, 2017
	Operational	Special Items [1]	Acquisitions	Foreign Currency	Total
General and administrative	13%	—%	8%	1%	22%
Advertising and marketing	9%	—%	—%	1%	11%
Depreciation and amortization	1%	—%	26%	—%	27%
Total operating expenses	12%	—%	8%	1%	20%

	Nine Months Ended September 30, 2017
	Operational	Special Items [1]	Acquisitions	Foreign Currency	Total
General and administrative	11%	—%	5%	—%	16%
Advertising and marketing	17%	—%	—%	—%	17%
Depreciation and amortization	1%	—%	14%	(1)%	14%
Provision for litigation settlement	**	**	**	**	**
Total operating expenses	11%	(3)%	5%	—%	13%
Note: Tables may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.
General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
Personnel	$723	$575	26%	$1,961	$1,646	19%
Professional fees	85	81	6%	240	231	4%
Data processing and telecommunications	135	111	22%	366	312	17%
Foreign exchange activity	23	12	**	93	43	**
Other	170	154	10%	502	499	1%
General and administrative	$1,136	$933	22%	$3,162	$2,731	16%
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of changes in general and administrative expenses for three and nine months ended September 30, 2017 versus the comparable periods in 2016 were:

•
Personnel expenses increased 26% and 19%, or 25% and 19% on a currency-neutral basis, respectively, versus the comparable periods in 2016. The increase was due to a higher number of employees to support our continued investment in the areas of digital, geographic expansion and Advisors capabilities. Acquisitions contributed 10 and 5 percentage points to personnel expense growth for the three and nine months ended September 30, 2017, respectively.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. The increase is due to capacity growth of our business. Acquisitions contributed 13 and 7 percentage points to expense growth for the three and nine months ended September 30, 2017, respectively.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk

Management) to the consolidated financial statements included in Part I, Item 1 for further discussion. Foreign exchange activity contributed 1 and 2 percentage points to general and administrative expense growth for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2017, the increase was due to higher balance sheet remeasurement losses primarily due to the devaluation of the Venezuelan bolivar and the impact from foreign exchange derivative contracts due to the weakening of the U.S. dollar.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses and rental expense for our facilities. For the three and nine months ended September 30, 2017, other expenses increased primarily due to higher cardholder services, partially offset by lower loyalty costs. For the nine months ended September 30, 2017, the increase in other expenses was partially offset by the lapping of costs related to a customer dispute in the second quarter of 2016.

Advertising and Marketing
Our brands, principally Mastercard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global Mastercard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased 11% and 17%, or 10% and 17% on a currency-neutral basis, respectively, for the three and nine months ended September 30, 2017, versus the comparable periods in 2016, due to higher marketing spend primarily related to Masterpass.
Depreciation and Amortization
Depreciation and amortization expenses increased 27% and 14%, or 27% and 15% on a currency-neutral basis, for the three and nine months ended September 30, 2017, versus the comparable periods in 2016, primarily due to the impact of acquisitions.
Provision for Litigation Settlement
In the first quarter of 2017, we recorded the Canadian Merchant Litigation Provision of $15 million. In the second quarter of 2016, we recorded the U.K. Merchant Litigation Provision of $107 million. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other income (expense) decreased $28 million and $1 million for the three and nine months ended September 30, 2017, respectively, versus the comparable periods in 2016, primarily due to an impairment charge taken on an investment in the third quarter of 2016 and a gain relating to an investment we had in a company that we acquired in the third quarter of 2017, partially offset by higher interest expense related to our debt issuance in November 2016.
Income Taxes
The effective income tax rate was 26.0% and 26.8% for the three and nine months ended September 30, 2017, respectively, versus 27.5% and 27.9% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.

Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in billions)
Cash, cash equivalents and investments [1]	$7.4	$8.3
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At September 30, 2017 and December 31, 2016, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $545 million and $543 million, respectively. This amount also excludes restricted security deposits held for customers of $1 billion at both September 30, 2017 and December 31, 2016.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $4.5 billion and $3.8 billion at September 30, 2017 and December 31, 2016, or 61% and 45%, respectively, as of such dates. It is our present intention to indefinitely reinvest historic undistributed accumulated earnings associated with our foreign subsidiaries outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be indefinitely reinvested outside of the United States, we would be required to record a liability for such U.S. taxes for the historic undistributed accumulated earnings at that time. Such taxes would be due upon repatriation of such earnings to the United States.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$3,794	$3,543
Net cash used in investing activities	(1,656)	(1,125)
Net cash used in financing activities	(3,494)	(3,019)

Net cash provided by operating activities increased $251 million for the nine months ended September 30, 2017, versus the comparable periods in 2016, primarily due to higher net income adjusted for non-cash items, partially offset by higher customer incentive payments and accounts receivable activity.
Net cash used in investing activities increased by $531 million for the nine months ended September 30, 2017, versus the comparable periods in 2016, primarily due to acquisitions and investments in nonmarketable equity investments, partially offset by lower net purchases of investment securities.
Net cash used in financing activities increased by $475 million for the nine months ended September 30, 2017, versus the comparable periods in 2016, due to higher repurchases of our Class A common stock and dividends paid in the current year, coupled with the payment of short-term debt assumed from our acquisition of Vocalink.
The table below shows a summary of select balance sheet data at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in millions)
Balance Sheet Data:
Current assets	$13,231	$13,228
Current liabilities	7,984	7,206
Long-term liabilities	6,392	5,785
Equity	6,468	5,684
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
Our long-term debt was $5.4 billion and $5.2 billion at September 30, 2017 and December 31, 2016, respectively, with the earliest maturity of principal occurring in 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”). In October 2017, the Company extended the Credit Facility for an additional year to October 2022. There were no material changes to the terms and conditions of the Credit Facility. We were in compliance in all material respects with the covenants of the Credit Facility as of September 30, 2017 and December 31, 2016. The majority of Credit Facility lenders are our customers or their affiliates.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2017 and December 31, 2016.
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

Aggregate payments for quarterly dividends totaled $709 million for the nine months ended September 30, 2017.
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
On June 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.22 per share payable on August 9, 2017 to holders of record on July 7, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $235 million.
On September 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.22 per share payable on November 9, 2017 to holders of record on October 6, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $234 million.
Share Repurchases
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
The following table summarizes our share repurchase authorizations of our Class A common stock through September 30, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$8,000
Remaining authorization at December 31, 2016	$4,000	$996	$4,996
Dollar value of shares repurchased during the nine months ended September 30, 2017	$1,735	$996	$2,731
Remaining authorization at September 30, 2017	$2,265	$—	$2,265
Shares repurchased during the nine months ended September 30, 2017	14.0	9.1	23.1
Average price paid per share during the nine months ended September 30, 2017	$123.81	$109.16	$118.03
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $97 million on our foreign currency derivative contracts outstanding at September 30, 2017 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at September 30, 2017. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 31, 2017 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Mastercard Incorporated:
We have reviewed the consolidated balance sheet of Mastercard Incorporated and its subsidiaries as of September 30, 2017, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2017, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016, included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2017

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2017, Mastercard repurchased a total of approximately 6.4 million shares for $838 million at an average price of $130.48 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the third quarter of 2017 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	2,381,085	$125.34	2,381,085	$2,804,396,714
August 1 - 31	2,618,874	$130.64	2,618,874	$2,462,274,940
September 1 - 30	1,424,063	$138.76	1,424,063	$2,264,668,632
Total	6,424,022	$130.48	6,424,022
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

MASTERCARD INCORPORATED
(Registrant)

Date:	October 31, 2017	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2017	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2017	By:	/S/ SANDRA ARKELL
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