Form 10-K
period 2017-12-31
Mastercard Inc
filed 2018-02-14
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Title of each Class                    Name of each exchange on which registered
Class A common stock, par value $0.0001 per share         New York Stock Exchange
Securities registered pursuant to Section 12(g): Class B common stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $113.8 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 9, 2018, there were 1,037,246,307 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 14,138,629 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED
FISCAL YEAR 2017 FORM 10-K ANNUAL REPORT

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:

•
direct regulation of the payments industry (including regulatory, legislative and litigation activity with respect to interchange fees, surcharging and the extension of current regulatory activity to additional jurisdictions or products)

•	the impact of preferential or protective government actions

•
regulation to which we are directly or indirectly subject based on our participation in the payments industry (including anti-money laundering and economic sanctions, financial sector oversight, real-time account-based payment systems, issuer practice regulation and regulation of internet and digital transactions)

•	the impact of changes in laws, including the recent U.S. tax legislation, regulations and interpretations thereof, or challenges to our tax positions

•	regulation of privacy, data protection and security

•	potential or incurred liability and limitations on business resulting from litigation

•	the impact of competition in the global payments industry (including disintermediation and pricing pressure)

•	the challenges relating to rapid technological developments and changes

•	the challenges relating to operating an account-based payment system in addition to our core network and to working with new customers and end users

•	the impact of information security incidents, account data breaches, fraudulent activity or service disruptions on our business

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

•
the impact of global economic and political events and conditions (including global financial market activity, declines in cross-border activity, negative trends in consumer spending, the effect of adverse currency fluctuation and the effects of the U.K.’s proposed withdrawal from the E.U.)

•	reputational impact, including impact related to brand perception

•	issues related to acquisition integration, strategic investments and entry into new businesses

•	issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I
ITEM 1. BUSINESS
Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. Through our global payments processing network, we facilitate the switching (authorization, clearing and settlement) of payment transactions and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro®, Cirrus® and Masterpass®. Our recent acquisition of VocaLink Holdings Limited (“Vocalink”) has expanded our capability to process automated clearing house (“ACH”) transactions, among other things. As a multi-rail network, we now offer customers one partner to turn to for their payment needs for both domestic and cross-border transactions. We also provide value-added offerings such as safety and security products, information services and consulting, loyalty and reward programs and issuer and acquirer processing. Our networks are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a consumer who holds a card or uses another device enabled for payment), merchant, issuer (the account holder’s financial institution) and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our branded products. In most cases, account holder relationships belong to, and are managed by, our financial institution customers.
We generate revenues from assessing our customers based on the gross dollar volume (“GDV”) of activity on the products that carry our brands, from the fees we charge to our customers for providing transaction processing and from other payment-related products and services.
Our Strategy
We grow, diversify and build our business through a combination of organic growth and strategic investments, including acquisitions. Our ability to grow our business is influenced by personal consumption expenditure (“PCE”) growth, driving cash and check transactions toward electronic forms of payment, increasing our share in electronic payments and providing value-added products and services. In addition, our ability to grow our business extends to other payments flows, such as business to business (“B2B”), person to person (“P2P”), business to consumer (“B2C”) and government disbursements, among others. We have enhanced our capabilities to capture these payment flows through a combination of product offerings and expanded solutions for our customers. As a result, the total market opportunity for our addressable payment flows is approximately $225 trillion.
Grow. We focus on growing our core businesses globally, including growing our consumer credit, debit, prepaid and commercial products and solutions, thereby increasing the number of payment transactions we switch. We also look to take advantage of the opportunities presented by the evolving ways people interact and transact in the growing digital economy.
Diversify. We diversify our business by:

•
adding new players to our customer base in new and existing markets by working with partners such as governments, merchants, technology companies (such as digital players and mobile providers) and other businesses

•
expanding capabilities based on our core network into new areas to provide opportunities for electronic payments and to capture more payment flows, such as B2C transfers, B2B transfers, P2P transfers, including in the areas of transit and government disbursements

•	driving acceptance at merchants of all sizes

•	broadening financial inclusion for the unbanked and underbanked
Build. We build our business by:

•
creating and acquiring differentiated products to provide unique, innovative solutions that we bring to market, such as real-time account-based payment, Mastercard B2B Hub™ and Mastercard Send™ platforms

•	providing value-added services across safety and security, consulting, data analytics, processing and loyalty.
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue by driving preference for Mastercard-branded products. We help merchants, financial institutions and other organizations by delivering data-driven insights and other services that help them grow and create simple and secure customer experiences. We partner with technology companies such as digital players and mobile providers to deliver digital payment solutions powered by our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay.
Recent Business and Legal/Regulatory Developments

Digital Payments.  Numerous trends in the digital economy, such as demand for faster payments and the application of emerging technology, present opportunities for growth and impetus for change in our business. We have launched and extended products and platforms that take advantage of the growing digital economy, where consumers are increasingly using technology to interact with other consumers and merchants. Among our recent developments in 2017 we:

•
expanded our use of Masterpass globally, which is live in dozens of markets around the world. Masterpass is a global digital payment service that allows consumers to make fast, simple and secure transactions on any device and across any channel. Over the last year, we have enhanced the browser and in-app checkout experience globally and made significant platform improvements to make it easier and faster for consumers to checkout. We have also launched a new merchant onboarding experience and a new package of software to make it easier for merchants to integrate with Masterpass.

•
continued to expand and scale Mastercard Send™ capabilities, using HomeSend, to connect more people, businesses and governments to facilitate the transfer of funds quickly and securely both domestically and cross-border in over 100 markets.

•
broadened our acceptance solutions to offer Quick Response (“QR”) codes under a common set of new global specifications developed in conjunction with EMVCo and other industry players. Masterpass QR provides people with mobile phones the ability to safely make in-person purchases without a card and avoids the need for expensive point of sale equipment.

Real-time Account-based Payment Systems.  In 2017, we completed the acquisition of a controlling interest in Vocalink. Vocalink operates systems for ACH payments and ATM processing platforms in the United Kingdom and other countries. ACH payments constitute a significant amount of all payments made by consumers, businesses and governments. Adding ACH payments to our core card-based business will expand our ability to offer more electronic payment options to consumers, businesses and governments, and help us capture more payment flows.

Safety and Security. As new technologies and cyber-security threats evolve, including organized cyber-crime and nation state attacks, there is a growing need to protect transactions and people’s identities regardless of the device or channel used to make a purchase, while at the same time continuing to improve the payment experience for all stakeholders. Our focus on security is embedded in our products, our systems and our networks, as well as our analytics to prevent fraud. In 2017, we:

•
acquired Brighterion, Inc., a software company specializing in Artificial Intelligence (“AI”), that enhances our networks, improves our existing product suite and helps us build the next generation of solutions to tackle fraud and cybersecurity threats.

•
acquired NuData Security, a global technology company that helps businesses prevent online and mobile fraud using session and behavioral biometric indicators, to enhance security of the internet of things (the “IoT”), including device-level security and authentication.

•
launched Early Detection System™, a service that provides issuers with a unique predictive capability to identify accounts with a heightened risk of fraud based on their exposure to security incidents or data breaches. Early Detection System determines if an account is at risk and sends an alert to the issuer with a quantification of the level of risk. The issuer then uses the level of risk to more accurately prioritize what action to take; from monitoring transactions more closely to proactively issuing a replacement card.

•
embedded AI across our network with Decision Intelligence™, a comprehensive decision and fraud detection solution that utilizes our networks to increase approvals and reduce false declines. This solution now applies AI scoring to every processed transaction on our networks and is used by multiple issuers globally.

•
expanded Safety Net, a technology that intelligently detects and blocks large scale fraud events resulting from cyber-attacks against our issuers. This technology now features new advanced detection capabilities, and acts as an extra layer of defense for every issuer we work with globally, monitoring every processed transaction on our networks.

•
helped stakeholders to increase approvals and reduce declines for consumers with our account continuity solution, Automated Billing Updater. This solution automatically updates expired card numbers at merchant card-on-file locations and is increasingly used by major digital merchants.

•
leveraged MDES to tokenize Masterpass and enable third-party token vaults compliant with EMV® (the global standard for chip technology) to tokenize Mastercard-branded products and services and extended the utility of MDES to tokenize credentials-on-file.

Commercial.  Our market share in commercial products is growing globally, as we offer solutions with travel and entertainment, procurement, fleet and virtual cards. We estimate there is $120 trillion in addressable payment flows in B2B globally, of which approximately $100 trillion is related to accounts payable. To address this opportunity, we are expanding our capabilities to capture non-carded payment flows with new solutions, such as the Mastercard B2B Hub, Mastercard Send for cross-border payments, and real-time account-based payment systems for ACH transactions. We launched the innovative Mastercard B2B Hub platform in 2017 to enable small and midsized businesses to optimize their invoice and payment processes with automation tools that improve the speed, ease and security of their commercial payments.

Financial Inclusion. We are focused on addressing financial inclusion, reaching people without access to an account that allows them to store and use money. In 2015, we made a commitment to reach 500 million people previously excluded from financial services by 2020. We are more than halfway to delivering on that commitment. In 2017, we worked with governments across several geographies to develop and roll out electronic payments solutions, social payment distribution mechanisms and digital identity solutions. We also worked with merchants globally to help drive acceptance necessary to support these inclusion efforts.

Legal and Regulatory. We operate in a dynamic and rapidly evolving legal and regulatory environment, with heightened regulatory and legislative scrutiny, expansion of local regulatory schemes and other legal challenges, particularly with respect to interchange fees (as discussed below under “Our Operations and Network”). These create both risks and opportunities for our industry. See Part I, Item 1A for a more detailed discussion of our legal and regulatory developments and risks. Also see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8. Our recent legal and regulatory developments include:

•	European Union

➢
In 2015, the European Commission issued a statement of objections related to the interregional interchange rates we set and our central acquiring rules within the European Economic Area (the “EEA”). The statement of objections preliminarily concludes that these practices have anticompetitive effects, and the European Commission has indicated it intends to seek fines if it confirms these conclusions. We submitted a response in April 2016 and participated in a related oral hearing in May 2016. Since that time, we have remained in discussions with the European Commission and expect to obtain greater clarity with respect to these issues in the first half of 2018.

➢
E.U. member states were required to finish transposing the EEA’s revised Payment Services Directive (commonly referred to as “PSD2”) into their national laws by January 2018. This directive requires financial institutions to provide third party payment processors access to consumer payment accounts, which may enable these processors to route transactions away from Mastercard products by offering certain services directly to people who currently use our products. This directive also requires a new standard for authentication of transactions, which requires additional verification information from consumers to complete transactions. This may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience under the new standards.

➢
In 2016, the European Parliament passed the General Data Protection Regulation (the “GDPR”), a new data protection regulation that will increase our compliance burden for using and processing personal and sensitive data of EEA residents. We have implemented an approach to achieve compliance by the May 2018 deadline.

•	United States

➢
Merchant Class Litigation. In June 2016, the U.S. Court of Appeals for the Second Circuit reversed the approval of a settlement of an antitrust litigation among a class of merchants, Mastercard, Visa and a number of financial institutions. The court vacated the class action certification and sent the case back to the district court for further proceedings. The parties are proceeding with discovery while at the same time are involved in mediation.

➢
Tax Cuts and Jobs Act. On December 22, 2017, the U.S. passed a comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). Among other things, the TCJA reduces the U.S. corporate income tax rate from 35% to 21% in 2018, puts into effect the migration towards a territorial tax system and imposes a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”). The enactment of the tax legislation has resulted in additional tax expense of $873 million in the fourth quarter and year ended December 31, 2017, due primarily to provisional amounts recorded for the Transition Tax and the remeasurement of U.S. deferred tax assets and liabilities at lower enacted corporate tax rates. These provisional amounts are based on our initial analysis of the TCJA and may be adjusted in 2018. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion of the TCJA.

•	United Kingdom

➢
Beginning in May 2012, a number of retailers filed claims or threatened litigation against us seeking damages for alleged anti-competitive conduct with respect to our cross-border interchange fees and our U.K. and Ireland domestic interchange fees. In 2016, a tribunal in one of these cases issued a judgment against us for damages, and we entered into settlements with additional claimants. In January 2017, we received a favorable liability judgment on all significant matters in a separate action brought by ten of the claimants (who were seeking over $500 million in damages). Both the negative judgment and positive judgment for us are being appealed before the U.K. appellate court.

➢
In connection with the Vocalink part of our business, we expect to enter into a period of consultation with the U.K. Treasury regarding the possible extension of the U.K. payment systems oversight regime to include Vocalink’s role as a service provider.

•
China - In 2017, People’s Bank of China issued the Service Guidelines for Market Access of Bank Card Clearing Institutions, providing more guidance and clarity in addition to the 2016 regulations on license application and operational requirements for network operators, including international networks such as ours, to process domestic payments in China.  We have been engaged with regulators and other stakeholders in connection with steps required to advance an application. In the meantime, we continue to work to expand issuance and acceptance of Mastercard-branded products in the Chinese market to support our existing cross-border business and to prepare for potential domestic opportunities.

Our Business
Our Operations and Network
We operate a unique and proprietary global payments network, our core network, that links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use a Mastercard product at millions of acceptance locations worldwide. Our core network facilitates an efficient and secure means for receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for businesses to receive insight through information that is derived from our network. We authorize, clear and settle transactions through our core network for our issuer customers in more than 150 currencies and in more than 210 countries and territories. Our acquisition of Vocalink expands our range of payment capabilities beyond our core network.
Typical Transaction. Our core network supports what is often referred to as a “four-party” payments network. The following diagram depicts a typical transaction on our core network, and our role in that transaction:

mastercard
Network
Acquirer
Issuer
Switching
Authorization
Clearing
Settlement
Payment System Security
Value-Added Products and Services
Loyalty and Rewards | Mastercard Advisors
Processing | Safety and Security
Enabling Digital Payments
Merchant
Account Holder

In a typical transaction, an account holder purchases goods or services from a merchant using one of our payment products. After the transaction is authorized by the issuer, the issuer pays the acquirer an amount equal to the value of the transaction, minus the interchange fee (described below), and then posts the transaction to the account holder’s account. The acquirer pays the amount of the purchase, net of a discount (referred to as the “merchant discount” rate, as further described below), to the merchant.

•
Interchange Fees. Interchange fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs consumers and merchants incur.  We do not earn revenues from interchange fees.  Generally, interchange fees are collected from acquirers and paid to issuers to reimburse the issuers for a portion of the costs incurred. These costs are incurred by issuers in providing services that benefit all participants in the system, including acquirers and merchants, whose participation in the network enables increased sales to their existing and new customers, efficiencies in the delivery of existing and new products, guaranteed payments and improved experience for their customers.  We (or, alternatively, financial institutions) establish “default interchange fees” that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process.

•
Additional Four-Party System Fees.  The merchant discount rate is established by the acquirer to cover its costs of both participating in the four-party system and providing services to merchants.  The rate takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer. Additionally, acquirers may charge merchants processing and related fees in addition to the merchant discount rate, and issuers may also charge account holders fees for the transaction, including, for example, fees for extending revolving credit.

Switched Transactions

•
Authorization, Clearing and Settlement. Through our core network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully conducted transaction, and help to settle the transaction by facilitating the determination and exchange of funds between parties via settlement banks chosen by us and our customers.

•
Cross-Border and Domestic. Our core network switches transactions throughout the world when the merchant country and issuer country are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the issuer country are the same (“domestic transactions”). We switch approximately half of all transactions using Mastercard and Maestro-branded cards, including nearly all cross-border transactions. We switch the majority of Mastercard and Maestro-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries. Outside of these countries, most domestic transactions on our products are switched without our involvement.

Our Core Network Architecture. Our core network features a globally integrated structure that provides scale for our issuers, enabling them to expand into regional and global markets. It features an intelligent architecture that enables the network to adapt to the needs of each transaction by blending two distinct network structures:

•	a distributed (peer-to-peer) switching structure for transactions that require fast, reliable switching to ensure they are switched close to where the transaction occurred; and

•	a centralized (hub-and-spoke) switching structure for transactions that require value-added switching, such as real-time access to transaction data for fraud scoring or rewards at the point-of-sale.
Our core network’s architecture enables us to connect all parties regardless of where or how the transaction is occurring. It has 24-hour a day availability and world-class response time.
Real-time Account-based Payment Systems. Augmenting our core network, we now offer real-time account-based payments through our acquisition of Vocalink, which enables payments between bank accounts in near real-time in countries in which it has been deployed.
Payments System Security. Our networks and products are designed to ensure safety and security for the global payments system. The networks incorporate multiple layers of protection, both for continuity purposes and to provide best-in-class security protection. We engage in many efforts to mitigate information security challenges, including maintaining an information security program, a business continuity program and insurance coverage, as well as regularly testing our systems to address potential vulnerabilities.
As part of our multi-layered approach to protect the global payments system, we also work with issuers, acquirers, merchants, governments and payments industry associations to help develop and put in place standards (e.g., EMV) for safe and secure transactions.
Digital Payments. Our networks support and enable our digital payment platforms, products and solutions, reflecting the growing digital economy where consumers are increasingly seeking to use their payment accounts to pay when, where and how they want.
Customer Risk. We guarantee the settlement of many of the transactions between our issuers and acquirers to ensure the integrity of our core network. We refer to the amount of this guarantee as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirers, or the availability of unspent prepaid account holder account balances.
Our Products and Services
We provide a wide variety of integrated products and services that support payment products that customers can offer to their account holders. These services facilitate transactions on our core network among account holders, merchants, financial institutions, businesses, governments, and other organizations in markets globally.

SAFETY AND SECURITY
LOYALTY AND REWARDS
Core Products
Digital
MASTERCARD ADVISORS
0101
0111
1111
0011
PROCESSING

Core Products
Consumer Credit and Charge. We offer a number of programs that enable issuers to provide consumers with credit that allow them to defer payment. These programs are designed to meet the needs of our customers around the world and address standard, premium and affluent consumer segments.
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
Prepaid. Prepaid programs involve a balance that is funded prior to use and can be accessed via one of our payment products. We offer prepaid payment programs using any of our brands, which we support with processing products and services. Segments on which we focus include government programs such as Social Security payments, unemployment benefits and others; commercial programs such as payroll, health savings accounts, employee benefits and others; and reloadable programs for consumers without formal banking relationships and non-traditional users of electronic payments.
We also provide prepaid program management services, primarily outside of the United States, that manage and enable switching and issuer processing for consumer and commercial prepaid travel cards for business partners such as financial institutions, retailers, telecommunications companies, travel agents, foreign exchange bureaus, colleges and universities, airlines and governments.
Commercial. We offer commercial payment products and solutions that help large corporations, midsized companies, small businesses and government entities streamline their procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our offerings and platforms include premium, travel, purchasing and fleet cards and programs; our SmartData tool that provides information reporting and expense management capabilities; and credit and debit programs targeted for small businesses.

The following chart provides GDV and number of cards featuring our brands in 2017 for select programs and solutions:

	Year Ended December 31, 2017			As of December 31, 2017
	GDV			Cards
	(in billions)	Growth (Local)	% of Total GDV	(in millions)	Percentage Increase from December 31, 2016
Mastercard Branded Programs[1,2]
Consumer Credit	$2,289	8%	44%	768	6%
Consumer Debit and Prepaid	2,369	12%	45%	991	14%
Commercial Credit and Debit	583	15%	11%	67	16%
1 Excludes Maestro and Cirrus cards and volume generated by those cards.
2 Article 8 of the E.U. Interchange Fee Regulation related to card payments, which became effective in June 2016, states that a network can no longer charges fees on domestic EEA payment transactions that do not use its payment brand. Prior to that, Mastercard collected a de minimis assessment fee in a few countries, particularly France, on transactions with Mastercard co-badged cards if the brands of domestic networks (as opposed to Mastercard) were used. As a result, the non-Mastercard co-badged volume is no longer being included. Please see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion.
Digital. Leveraging our global innovations capability, we are developing platforms, products and solutions in digital payments that help our customers and partners to offer digital solutions:

•
Delivering better digital experiences everywhere. We work to enable digital payment services across all channels and devices. We are using our technologies and security protocols to develop solutions to make digital shopping and selling experiences, such as on smartphones and other connected devices, simpler, faster and safer for both consumers and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base and are developing products and practices to facilitate acceptance via mobile devices. The successful implementation of our loyalty and reward programs is an important part of enabling these digital purchasing experiences.

•
Securing more transactions. We are leveraging tokenization, biometrics and machine learning technologies in our push to secure every transaction. These efforts include driving EMV-level security and benefits through all our payment channels.

•
Digitizing personal and business payments. Through Mastercard Send, we provide money transfer and global remittance solutions to enable our customers to facilitate consumers sending and receiving money quickly and securely domestically and around the world. These solutions allow our customers to address new payment flows with the goal of enabling the movement of money from any funding source, such as cash, card, bank account or mobile money account, to any destination globally, securely and in real time.

•
Simplifying access to, and integration of, our digital assets. Our Mastercard Developer platform makes it easy for customers and partners to leverage our many digital assets and services. By providing a single access point with tools and capabilities to find what we believe are some of the best in class Application Program Interfaces (“APIs”) across a broad range of Mastercard services, we enable easy integration of our services into new and existing solutions.

•
Identifying and experimenting with future technologies, start-ups and trends. Through Mastercard Labs, our global innovation and development arm, we continue to bring customers and partners access to thought leadership, innovation methodologies, new technologies and relevant early-stage fintech players.

Additional Platforms. We offer commercial payment products and solutions that utilize additional payment platforms that are in addition to our core network - for example, Mastercard B2B Hub, which enables small and midsized businesses to optimize their invoice and payment processes. In addition, through our acquisition of Vocalink, we offer real-time account-based payments for ACH transactions and will be able to offer commercial solutions utilizing these capabilities. These networks enable payments between bank accounts in near real-time and have key attributes, including enhanced data and messaging capabilities, making them particularly well-suited for B2B and bill payment flows. The real-time account-based payment landscape is rapidly evolving as more markets introduce real-time account-based payment infrastructure.
Value-Added Products and Services
We provide additional integrated products and services to our customers and stakeholders, including financial institutions, retailers and governments that enhance the value proposition of our products and networks.

Safety and Security. We offer integrated products and services to prevent, detect and respond to fraud and cyber-attacks and to ensure the safety of transactions made using Mastercard products. We do this using a multi-layered safety and security strategy:

•
The “Prevent” layer protects infrastructure, devices and data from attacks. We have continued to grow global usage of EMV chip and contactless security technology, helping to reduce fraud. Greater usage of this technology has increased the number EMV cards issued and the transaction volume on EMV cards. While this technology is prevalent in Europe, the U.S. market has been adopting this technology in recent years.

•
The “Identify” layer allows us to help banks and merchants verify genuine consumers during the payment process. Examples of solutions under this layer include Mastercard Identity Check™, a fingerprint, face and iris scanning biometric technology to verify online purchases on mobile devices, and our recently launched Biometric Card which has a fingerprint scanner built in to the card and is compatible with existing EMV payment terminals

•
The “Detect” layer spots fraudulent behavior and cyber-attacks and takes action to stop these activities once detected. Examples of our capabilities under this layer include our Early Detection System, Decision Intelligence and Safety Net services and technologies.

•
The “Experience” layer improves the security experience for our stakeholders in areas from the speed of transactions, improving approvals for online and card-on-file payments, to the ability to differentiate good consumers from fraudsters. Our offerings in this space include Mastercard In Control®, for consumer alerts and controls and our suite of digital token services available through our Mastercard Digital Enablement Service (“MDES”).

We have also worked with our financial institution customers to provide products to consumers globally with increased confidence through the benefit of “zero liability”, or no responsibility for counterfeit or lost card losses in the event of fraud.
Loyalty and Rewards. We have built a scalable rewards platform that enables financial institutions to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airline lounge network, concierge services, insurance services, emergency card replacement, emergency cash advances and a 24-hour account holder service center. For merchants, we provide campaigns with targeted offers and rewards, management services for publishing offers, and accelerated points programs for co-brand and rewards program members.
Processing. We extend our processing capabilities in the payments value chain in various regions and across the globe with an expanded suite of offerings, including:

•
Issuer solutions designed to provide customers with a complete processing solution to help them create differentiated products and services and allow quick deployment of payments portfolios across banking channels.

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
Mastercard Advisors’ capabilities incorporate payments expertise and analytical and executional skills to create end-to-end solutions which are increasingly delivered via platforms embedded in our customers’ day-to-day operations. By observing patterns of payments behavior based on billions of transactions switched globally, we leverage anonymized and aggregated information and a consultative approach to help our customers make better business decisions. Our executional skills such as marketing, digital implementation and staff augmentation allow us to assist clients implement actions based on these insights.
Increasingly, Mastercard Advisors has been helping financial institutions, retailers and governments innovate. Drawing on rapid prototyping methodologies from our global innovation and development arm, Mastercard Labs, we offer “Launchpad,” a five day app prototyping workshop that is one of our fastest growing offerings globally. Through our Applied Predictive Technology business, a software as a service platform, we can help our customers conduct disciplined business experiments for in-market tests.

Brand
Our family of well-known brands includes Mastercard, Maestro, Cirrus and Masterpass. We manage and promote our brands through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase people’s preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, usage and overall preference among account holders globally.  Our “Priceless®” advertising campaign, which has run in 54 languages in 119 countries worldwide, promotes Mastercard usage benefits and acceptance, markets Mastercard payment products and solutions and provides Mastercard with a consistent, recognizable message that supports our brand around the globe.  We have extended Priceless to create experiences through four platforms to drive brand preference: Priceless Cities® provides account holders across all of our regions with access to special experiences in various cities, Priceless Causes® provides account holders with opportunities to support philanthropic causes, Priceless SpecialsTM provides account holders with merchant offers and discounts and Priceless Surprises® provides account holders with unexpected and unique surprises.
Our Revenue Sources
We generate revenues primarily from assessing our customers based on GDV on the products that carry our brands, from the fees we charge to our customers for providing transaction processing and from other payment-related products and services. Our net revenues are classified into five categories: domestic assessment fees, cross-border volume fees, transaction processing fees, other revenues and rebates and incentives (contra-revenue).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue” in Part II, Item 7 for more detail about our revenue, GDV, processed transactions and our other payment-related products and services.
Intellectual Property
We own a number of valuable trademarks that are essential to our business, including Mastercard, Maestro and Cirrus, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by us to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, biometrics, AI, security systems and other matters, many of which are important to our business operations. Patents are of varying duration depending on the jurisdiction and filing date.
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
We face a number of competitors both within and outside of the global payments industry:

•
Cash, Check and legacy ACH. Cash and checks continue to represent one of the most widely used forms of payment. However, an even larger share of payments on a U.S. dollar volume basis are made via legacy, or “slow,” ACH platforms. When combined, cash, checks and legacy ACH payments represent 90 percent of the $225 trillion of addressable payment flows.

•
General Purpose Payment Networks. We compete worldwide with payment networks such as Visa, American Express, JCB, China UnionPay and Discover, among others. Some of the competitors have more market share than we do in certain jurisdictions. Some also have different business models that may provide an advantage in pricing, regulatory compliance burdens or otherwise. In addition, several governments are promoting, or considering promoting, local networks for domestic switching. See “Risk Factors” in Part I, Item 1A for a discussion of the risks related to payments system regulation and government actions that may prevent us from competing effectively for a more detailed discussion.

•
Debit and Local Networks. We compete with ATM and point-of-sale debit networks in various countries. In addition, in many countries outside of the United States, local debit brands serve as the main domestic brands, while our brands are used mostly to enable cross-border transactions (typically representing a small portion of overall transaction volume). Certain jurisdictions have also created domestic card schemes that are focused mostly on debit (including MIR in Russia).

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

•
Real-time Account-based Payment Systems. Through our acquisition of Vocalink, we now face competition in the real-time account-based payment space from other companies that provide these payment solutions. In addition, real-time account-based payments face competition from other payment methods, such as cash and checks, credit cards, electronic, mobile and e-commerce payment platforms, cryptocurrencies and other payments networks.

•
Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we face increasing competition from alternative payment systems and emerging payment providers. Many of these providers have developed payments systems focused on online activity in e-commerce and mobile channels (in some cases, expanding to other channels), and may process payments using in-house account transfers, real-time account-based payment networks or global or local networks. Examples include digital wallet providers (such as Paytm, PayPal, Alipay and Amazon), mobile operator services, mobile phone-based money transfer and microfinancing services (such as mPesa), handset manufacturers and cryptocurrencies. In some circumstances, these providers can be a partner or customer, as well as a competitor.

•
Value-Added Products and Services. We face competition from companies that provide alternatives to our value-added products and services, including information services and consulting firms that provide consulting services and insights to financial institutions, as well as companies that compete against us as providers of loyalty and program management solutions. In addition, our integrated products and services offerings face competition and potential displacement from transaction processors throughout the world, which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment transaction authorization and processing services. Regulatory initiatives could also lead to increased competition in this space.

Our competitive advantages include our:

•	globally recognized brands

•	highly adaptable global acceptance network built over 50 years

•	expertise in real-time account-based payments through our Vocalink acquisition

•	adoption of innovative products and digital solutions

•	Masterpass global digital payments ecosystem

•	safety and security solutions embedded in our networks

•	Mastercard Advisors group dedicated solely to the payments industry

•	ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments

•	world class talent
Government Regulation
General. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the many countries in which our integrated products and services are used. See “Risk Factors” in Part I, Item 1A for more detail and examples.
Payments Oversight. Several central banks or similar regulatory bodies around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry. Actions by these organizations could influence other organizations around the world to adopt or consider adopting similar oversight. As a result, Mastercard could be subject to new regulation, supervisions and examination requirements. For example, in the U.K., the Bank of England has expanded its oversight of systemically important payment systems to include service providers, as well. Also, in the EEA, the implementation of the revised Payment Services Directive (“PSD2”) will require financial institutions to provide third party payment processors access to consumer payment accounts, which may enable these processors to route transactions away from Mastercard products by offering certain services directly to people who currently use our products. PSD2 will also require a new standard for authentication of transactions, which necessitate additional verification information from consumers to complete transactions. This may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience under the new standards.
Interchange Fees. Interchange fees associated with four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world via legislation to regulate interchange fees, competition-related regulatory proceedings, central bank regulation and litigation. Examples include statutes in the United States that cap debit interchange for certain regulated activities and European Union legislation capping consumer credit and debit interchange fees on payments issued and acquired within the EEA. For more detail, see our risk factors in “Risk Factors-Regulations Related to Our Participation in the Payments Industry” in Part I, Item 1A. Also see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Preferential or Protective Government Actions. Some governments have taken action to provide resources, preferential treatment or other protection to selected domestic payments and processing providers, as well as to create their own national providers.
Payments System Regulation. Regulators in several countries around the world either have, or are seeking to establish, authority to regulate certain aspects of the payments systems in their countries. Such authority has resulted in regulation of various aspects of our business. In the European Union, legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switched transactions and other processing in terms of how we go to market, make decisions and organize our structure. Additionally, several jurisdictions have created or granted authority to create new regulatory bodies that either have or would have the authority to regulate payment systems, including the United Kingdom’s Payments Systems Regulator (PSR) (which has designated us (including our Vocalink business) as a payments system subject to regulation) and the National Bank of Belgium.
Anti-Money Laundering, Counter Terrorist Financing, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and counter terrorist financing (“CTF”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”). We have implemented a comprehensive AML/CTF program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payment network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and the U.S. sanctions programs, including requiring the screening of account holders and merchants, respectively, against OFAC sanctions lists (including the SDN List). Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-

sponsoring states, and we have no offices, subsidiaries or affiliated entities located in any of these countries or geographies and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
Financial Sector Oversight. We are or may be subject to regulations related to our role in the financial industry and our relationship with our financial institution customers. In addition, we are or may be subject to regulation by a number of agencies charged with oversight of, among other things, consumer protection, financial and banking matters. The regulators have supervisory and independent examination authority as well as enforcement authority that we may be subject to because of the services we provide to financial institutions that issue and acquire our products.
Issuer Practice Legislation and Regulation. Our customers are subject to numerous regulations and investigations applicable to banks and other financial institutions in their capacity as issuers and otherwise, impacting us as a consequence. Such regulations and investigations have been related to payment card add-on products, campus cards, bank overdraft practices, fees issuers charge to account holders and the transparency of terms and conditions. Additionally, regulations such as PSD2 in the EEA require financial institutions to provide third-party payment-processors access to consumer payment accounts, enabling them to provide payment initiation and account information services directly to consumers.
Regulation of Internet and Digital Transactions. Various jurisdictions have enacted or have proposed regulation related to internet transactions. The legislation applies to payments system participants, including us and our U.S. customers, and is implemented through a federal regulation. We may also be impacted by evolving laws surrounding gambling, including fantasy sports. Certain jurisdictions are also considering regulatory initiatives in digital-related areas that could impact us, such as cyber-security, copyright and trademark infringement and privacy.
Data Protection and Information Security. Aspects of our operations or business are subject to privacy and data protection laws in the United States, the European Union and elsewhere around the world. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. In the European Union, we will be subject to the pending GDPR which goes into effect in May of 2018. This law will require a comprehensive data protection and privacy program to protect the personal and sensitive data of European citizens and residents. Due to constant changes to the nature of data, regulations in this area are constantly evolving with regulatory and legislative authorities in numerous parts of the world considering proposals to protect information. In addition, the interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux, thus requiring constant monitoring for compliance.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues that could impact us, including evolving laws surrounding marijuana, prepaid payroll cards, virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly.
Seasonality
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” in Part II, Item 7.
Financial Information About Geographic Areas
See Note 21 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 for certain geographic financial information.
Employees
As of December 31, 2017, we employed approximately 13,400 persons, of whom approximately 7,900 were employed outside of the United States.

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
Website and SEC Reports
Our internet address is www.mastercard.com. From time to time, we may use our corporate website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website. In addition, you may automatically receive email alerts and other information about Mastercard by enrolling your email address by visiting “Investor Alerts” in the investor relations section of our corporate website.
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

ITEM 1A. RISK FACTORS
Legal and Regulatory
Direct Regulation of the Payments Industry
Global regulatory and legislative activity related to the payments industry may have a material adverse impact on our overall business and results of operations.
Regulators increasingly seek to regulate, or establish or expand their authority to regulate, certain aspects of payments systems such as ours. Some recent examples of regulatory and legislative activity include:

•
The European Union’s adoption of its Interchange Fee Regulation in 2015 regulating electronic payments issued and acquired within the EEA, including caps on consumer credit and debit interchange fees (described in more detail in the risk factors below) and the separation of brand and switching (which Mastercard implemented in 2016)

•
Several jurisdictions’ creation or grant of authority to create new regulations that either have or would enable the authority to regulate or increase formal oversight over payment systems, including the United Kingdom and India (both of which have designated us as a payments system subject to regulation), as well as Brazil, Hong Kong, Mexico and Russia

•	The EEA’s implementation of the revised PSD2, which requires:

➢
financial institutions to provide third party payment processors access to consumer payment accounts. This may enable these third party payment processors to route transactions away from Mastercard products by offering account information or payment initiation services directly to people who currently use our products.

➢
a different standard for authentication of transactions (strong customer authentication (“SCA”), as opposed to risk-based authentication). The new authentication standard requires additional verification information from consumers to complete transactions and may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience. An increase in the rate of abandoned transactions could adversely impact our volumes or other operations metrics.

These regulations have established, and could further expand, obligations or restrictions with respect to the types of products and services that we may offer to financial institutions for consumers, the countries in which our integrated products and services may be used, the way we structure and operate our business and the types of consumers and merchants who can obtain or accept our products or services. New regulations and oversight could also relate to our clearing and settlement activities (including risk management policies and procedures, collateral requirements, participant default policies and procedures, the ability to complete timely switching of financial transactions, and capital and financial resource requirements). In addition, several central banks or similar regulatory bodies around the world that have increased, or are seeking to increase, their formal oversight of the electronic payments industry and, in some cases, are considering designating certain payments networks as “systemically important payment systems” or “critical infrastructure.” These obligations, designations and restrictions may further expand and could conflict with each other as more jurisdictions impose oversight of payment systems.
As a result, increased regulation and oversight of payment systems may result in costly compliance burdens or otherwise increase our costs. Such laws or compliance burdens could result in issuers being less willing to participate in our payments system, reduce the benefits offered in connection with the use of our products (making our products less desirable to consumers), reduce the volume of domestic and cross-border transactions or other operational metrics, disintermediate us, impact our profitability and limit our ability to innovate or offer differentiated products and services, all of which could materially and adversely impact our financial performance. Regulators could also require us to obtain prior approval for changes to its system rules, procedures or operations, or could require customization with regard to such changes, which could impact market participant risk and therefore risk to us. Such regulatory changes could lead to new or different criteria for participation in and access to our payments system by financial institutions or other customers. Moreover, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions, civil damages or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our brand and reputation
Increased regulatory, legislative and litigation activity with respect to interchange rates could have an adverse impact on our business.
Interchange rates are a significant component of the costs that merchants pay in connection with the acceptance of our products. Although we do not earn revenues from interchange, interchange rates can impact the volume of transactions we see on our payment products. If interchange rates are too high, merchants may stop accepting our products or route debit transactions away from our network. If interchange rates are too low, issuers may stop promoting our integrated products and services, eliminate or reduce loyalty rewards programs or other account holder benefits (e.g., free checking, low interest rates on balances), or charge fees to account holders (e.g., annual fees or late payment fees).
Governments and merchant groups in a number of countries have implemented or are seeking interchange rate reductions through legislation, competition law, central bank regulation and litigation.
Examples of regulatory and legislative activity include:

•
A Statement of Objections issued by the European Commission in July 2015 related to our interregional interchange fees and central acquiring rules within the EEA, to which we have responded and remain in discussions.

•
Legislation regulating the level of domestic interchange rates that has been enacted, or is being considered, in many jurisdictions (for example, debit interchange in the United States is capped by statute for certain regulated entities).

•
Merchants and consumers are also seeking interchange fee reductions and acceptance rule changes through litigation. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details.

If issuers cannot collect or we are forced to reduce interchange rates, issuers may be less willing to participate in our four-party payments system, or may reduce the benefits offered in connection with the use of our products, reducing the attractiveness of our products to consumers. In particular, any changes to interregional interchange fees as a result of the European Commission’s Statement of Objections could impact our cross-border transaction activity disproportionately versus competitors that are not subject to similar reductions. These and other impacts could lower transaction volumes, and/or make proprietary three-party networks or other forms of payment more attractive. Issuers could reduce the benefits associated with our products or choose to charge higher fees to consumers to attempt to recoup a portion of the costs incurred for their services. In addition, issuers could seek to decrease the expense of their payment programs by seeking a reduction in the fees that we charge to them, particularly if regulation has a disproportionate impact on us as compared to our competitors in terms of the fees we can charge. This could make our products less desirable to consumers, reduce the volume of transactions and our profitability, and limit our ability to innovate or offer differentiated products.
We are devoting substantial resources to defending our right to establish interchange rates in regulatory proceedings, litigation and legislative activity. The potential outcome of any of these activities could have a more positive or negative impact on us relative to our competitors. If we are ultimately unsuccessful in defending our ability to establish interchange rates, any resulting legislation, regulation and/or litigation may have a material adverse impact on our overall business and results of operations. In addition, regulatory proceedings and litigation could result in us being fined and/or having to pay civil damages, the amount of which could be material.
Current regulatory activity could be extended to additional jurisdictions or products, which could materially and adversely affect our overall business and results of operations.
Regulators around the world increasingly replicate other regulators’ approaches with regard to the regulation of payments and other industries. Consequently, regulation in any one country, state or region may influence regulatory approaches in other countries, states or regions. Similarly, new laws and regulations within a country, state or region involving one product may lead to regulation of similar or related products. For example, regulations affecting debit transactions could lead to regulation of other products (such as credit).
As a result, the risks to our business created by any one new law or regulation are magnified by the potential it has to be replicated in other jurisdictions or involve other products within any particular jurisdiction. These include matters like interchange rates, potential direct regulation of our network fees and pricing, network standards and network exclusivity and routing agreements. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services, fees and other important aspects of our business to meet the varying requirements. Either of these outcomes could materially and adversely affect our overall business and results of operations.
Limitations on our ability to restrict merchant surcharging could materially and adversely impact our results of operations.
We have historically implemented policies, referred to as no-surcharge rules, in certain jurisdictions, including the United States, that prohibit merchants from charging higher prices to consumers who pay using our products instead of other means. Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so). Additionally, we have modified our no-surcharge rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations. It is possible that over time merchants in some or all merchant categories in these jurisdictions may choose to surcharge as permitted by the rule change. This could result in consumers viewing our products less favorably and/or using alternative means of payment instead of electronic products, which could result in a decrease in our overall transaction volumes, and which in turn could materially and adversely impact our results of operations.

Preferential or Protective Government Actions
Preferential and protective government actions related to domestic payment services could adversely affect our ability to maintain or increase our revenues.
Governments in some countries have acted, or in the future may act, to provide resources, preferential treatment or other protection to selected national payment and switching providers, or have created, or may in the future create, their own national provider. This action may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies, and may prevent us from competing effectively against those providers. For example:

•
Governments in some countries are considering, or may consider, regulatory requirements that mandate switching of domestic payments either entirely in that country or by only domestic companies. In particular, we are currently excluded from domestic switching in China and are seeking market access, which is uncertain and subject to a number of factors, including receiving regulatory approval. In 2017, People’s Bank of China issued the Service Guidelines for Market Access of Bank Card Clearing Institutions, which provide some guidance on the 2016 regulations on license application and operational requirements for network operators to process domestic payments in China. We have been engaged with regulators, business partners and other stakeholders in connection with steps required to advance an application. Additionally, Russia has amended its National Payments Systems laws to require all payment systems to process domestic transactions through a government-owned payment switch. As a result, all of our domestic transactions in Russia are currently processed by that system instead of by us.

•
Geopolitical events and resulting OFAC sanctions, adverse trade policies or other types of government actions could lead jurisdictions affected by those sanctions to take actions in response that could adversely affect our business.

•
Regional groups of countries, such as the Gulf Cooperation Countries in the Middle East and a number of countries in South East Asia, are considering, or may consider, efforts to restrict our participation in the switching of regional transactions.

Such developments prevent us from utilizing our global switching capabilities for domestic or regional customers. Our efforts to effect change in, or work with, these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.
Regulation Related to Our Participation in the Payments Industry
Regulations that directly or indirectly affect the global payments industry may materially and adversely affect our overall business and results of operations.
We are subject to regulations that affect the payments industry in the many jurisdictions in which our integrated products and services are used. Many of our customers are also subject to regulations applicable to banks and other financial institutions that, at times, consequently affect us. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business-Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:

•
Anti-Money Laundering, Counter Terrorist Financing, Economic Sanctions and Anti-Corruption - We are subject to AML and CTF laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by OFAC. We have implemented a comprehensive AML/CTF program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payment network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including the SDN List. We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and the U.S. sanctions programs, including requiring the screening of account holders and merchants, respectively, against OFAC sanctions lists (including the SDN List). Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states, and we have no offices, subsidiaries or affiliated entities located in any of these countries or geographies and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt

Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk. A violation and subsequent judgment or settlement against us, or those with whom we may be associated, under these laws could subject us to substantial monetary penalties, damages, and/or have a significant reputational impact.

•
Financial Sector Oversight - In the United States, we are subject to regulation by a number of agencies charged with oversight of, among other things, consumer protection, financial and banking matters. These regulators have supervisory and independent examination authority as well as enforcement authority that we may be subject to because of the services we provide to financial institutions that issue and acquire our products. It is often not clear whether and/or to what extent these institutions will regulate broader aspects of payment networks.

•
Real-time Account-based Payment Systems – In 2017, we completed the acquisition of a controlling interest in Vocalink. In the U.K., the Bank of England has expanded its oversight of certain payment system providers that are systemically important to U.K.’s payment network. As a result of these changes, aspects of our Vocalink business could become subject to the U.K. payment system oversight regime and be directly overseen by the Bank of England.

•
Issuer Practice Legislation and Regulation - Our financial institution customers are subject to numerous regulations, which impact us as a consequence. In addition, certain regulations, such as PSD2 in the EEA, may disintermediate issuers. If our customers are disintermediated in their business, we could face diminished demand for our integrated products and services. In addition, existing or new regulations in these or other areas may diminish the attractiveness of our products to our customers.

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

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems. Actions by regulators could influence other organizations around the world to enact or consider adopting similar measures, amplifying any potential compliance burden. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties. Each may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations, as well as have an impact on our reputation.
We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions.
Potential changes in existing tax laws may impact our effective tax rate and tax payments. For example, the recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions that limit or eliminate various deductions, including interest expense, performance-based compensation for certain executives and the domestic production activities deduction, among others, that could affect our U.S. federal income tax position. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion of the TCJA. While we expect the TCJA to be favorable to the Company overall, there can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

Privacy, Data Protection and Security
Regulation of privacy, data protection, security and the digital economy could increase our costs, as well as negatively impact our growth.
We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop integrated products and services to meet the needs of a changing marketplace, we may expand our information profile through the collection of additional data across multiple channels. This expansion could amplify the impact of these regulations on our business. Regulation of privacy and data protection and information security often times require monitoring of and changes to our data practices in regard to the collection, use, disclosure, storage and/or security of personal and sensitive information. In addition, due to the European Parliament’s passage of the GDPR and the European Court of Justice’s invalidation of the Safe Harbor treaty, we are subject to enhanced compliance and operational requirements in the European Union. Failure to comply with these laws, regulations and requirements could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
New requirements or reinterpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and could impact aspects of our business such as fraud monitoring, the development of information-based products and solutions and technology operations. In addition, these requirements may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our payment products that they issue. Moreover, due to account data compromise events, as well as the disclosure of the monitoring activities by certain governmental agencies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation and requirements. Any of these developments could materially and adversely affect our overall business and results of operations.
In addition, fraudulent activity could encourage regulatory intervention, which could damage our reputation and reduce the use and acceptance of our integrated products and services or increase our compliance costs. Criminals are using increasingly sophisticated methods to capture consumer account information to engage in illegal activities such as counterfeiting or other fraud. As outsourcing and specialization become common in the payments industry, there are more third parties involved in processing transactions using our payment products. While we are taking measures to make card and digital payments more secure, increased fraud levels involving our integrated products and services, or misconduct or negligence by third parties switching or otherwise servicing our integrated products and services, could lead to regulatory intervention, such as enhanced security requirements, as well as damage to our reputation.
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
The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including cash and checks; electronic, mobile and e-commerce payment platforms; cryptocurrencies; ACH payment services; and other payments networks, which can have several competitive impacts on our business:

•	Within the global general purpose payments industry, we face substantial and increasingly intense competition worldwide.

•	In certain jurisdictions, including the United States, Visa has greater volume, scale and market share than we do, which may provide significant competitive advantages.

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
Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate three-party payments systems with direct connections to both merchants and consumers and these competitors may derive competitive advantages from their business models. If we continue to attract more regulatory scrutiny than these competitors because we operate a four-party system, or we are regulated because of the system we operate in a way in which our competitors are not, we could lose business to these competitors. See “Business-Competition” in Part I, Item 1.
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
As the payments industry continues to develop and change, we face disintermediation and related risks, including:

•
Parties that process our transactions in certain countries may try to eliminate our position as an intermediary in the payment process. For example, merchants could switch (and in some cases are switching) transactions directly with issuers. Additionally, processors could process transactions directly between issuers and acquirers. Large scale consolidation within processors could result in these processors developing bilateral agreements or in some cases switching the entire transaction on their own network, thereby disintermediating us.

•	Regulation in the EEA may disintermediate us by enabling third-party processors opportunities to route payment transactions away from our networks and towards other forms of payment.

•
Although we partner with technology companies (such as digital players and mobile providers) that leverage our technology, platforms and networks to deliver their products, they could develop platforms or networks that disintermediate us from digital payments and impact our ability to compete in the digital economy. This risk is heightened when we have relationships with these entities where we share Mastercard data. While we share this data in a controlled manner subject to applicable anonymization and data privacy standards, without proper oversight we could inadvertently share too much data which could give the partner a competitive advantage.

•
Competitors, customers, technology companies, governments and other industry participants may develop products that compete with or replace value-added products and services we currently provide to support our switched transaction and payment offerings. These products could replace our own switching and payments offerings or could force us to change our pricing or practices for these offerings. In addition, governments that develop national payment platforms may promote their platforms in such a way that could put us at a competitive disadvantage in those markets.

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
In order to increase transaction volumes, enter new markets and expand our Mastercard-branded cards and enabled products and services, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we have experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our overall business and results of operations. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives.
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
The payments industry is subject to rapid and significant technological changes, which can impact our business in several ways:

•
Technological changes, including continuing developments of technologies in the areas of smart cards and devices, contactless and mobile payments, e-commerce, cryptocurrency and block chain technology, machine learning and AI, could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. Moreover, these changes could result in new and innovative payment methods and programs that could place us at a competitive disadvantage and that could reduce the use of our products.

•
We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. The inability of these companies to keep pace with technological developments, or the acquisition of these companies by competitors, could negatively impact our offerings.

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
Operating a new real-time account-based payments network in connection with our Vocalink acquisition presents risks that could materially affect our business.
Our acquisition of Vocalink in 2017 added real-time account-based payment technology to the suite of capabilities we offer. While expansion into this space presents business opportunities, there are also regulatory and operational risks associated with administering a new type of payments network and with integrating this acquisition into our business.
Operating a new type of payments system presents new regulatory and operational risks. English regulators have designated this platform to be “critical national infrastructure” and regulators in other countries may in the future expand their regulatory oversight of real-time account-based payments systems in similar ways. In addition, any prolonged service outage on this network could result in quickly escalating impacts, including potential intervention by the Bank of England and significant reputational risk to Vocalink and us. For a discussion of the regulatory risks related to our real-time account-based payments platform, see our risk factor in “Risk Factors - Regulation Related to Our Participation in the Payments Industry” in this Part I, Item 1A. Furthermore, the complexity of this payment technology requires careful management to address security vulnerabilities that are different from those faced on our core network. While we are leveraging Vocalink’s talent and expertise, we may face challenges in adapting to the complex requirements of operating a new payments system. Operational difficulties, such as the temporary unavailability of our services or products, or security breaches on our real-time account-based payments network could cause a loss of business for these products and services, result in potential liability for us and adversely affect our reputation.
We are also working to embed the new products and technology acquired from Vocalink into our existing markets. This product convergence requires tight working relationships and integration with the people and corporate culture of Vocalink as a critical success factor. Not managing the integration successfully could result in larger-than-expected integration costs, which could be significant. If we fail to successfully embed these new technologies, we may lose existing Vocalink business and may not remain competitive in our payment technology offerings as compared to our competitors. See our risk factor in “Risk Factors - Acquisitions” in this Part I, Item 1A for more information on risks relating to the integrating our acquisitions.
Working with new customers and end users as we expand our integrated products and services can present operational challenges, be costly and result in reputational damage if the new products or services do not perform as intended.
The payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer and consumer needs. In order to remain competitive and meet the needs of the payments market, we are continually involved in diversifying our integrated products and services. These efforts carry the risks associated with any diversification initiative, including cost overruns, delays in delivery and performance problems. These projects also carry risks associated with working with different types of customers, for example organizations such as corporations that are not financial institutions and non-governmental organizations (“NGOs”), and end users than those we have traditionally worked with. These differences may present new operational challenges in the development and implementation of our new products or services.
Our failure to render these integrated products and services could make our other integrated products and services less desirable to customers, or put us at a competitive disadvantage. In addition, if there is a delay in the implementation of our products or services or if our products or services do not perform as anticipated, we could face additional regulatory scrutiny, fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as negatively impact our brand and reputation.

Information Security and Service Disruptions
Information security incidents or account data compromise events could disrupt our business, damage our reputation, increase our costs and cause losses.
Information security risks for payments and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information and identity theft.
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain, as well as account holders, rely on our digital technologies, computer systems, software and networks to conduct their operations. In addition, to access our integrated products and services, our customers and account holders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We, like other financial technology organizations, routinely are subject to cyber-threats and our technologies, systems and networks have been subject to attempted cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers.
To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems or devices that our customers use to access our integrated products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such attacks or breaches could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties.  In addition, they could lead to damage to our reputation with our customers and other parties and the market, additional costs to us (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.
We maintain an information security program, a business continuity program and insurance coverage (each reviewed by our Board of Directors and its Audit Committee), and our processing systems incorporate multiple levels of protection, in order to address or otherwise mitigate these risks. We also continually test our systems to discover and address any potential vulnerabilities. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer material breaches and resulting losses in the future, or that our insurance coverage would be sufficient to cover all losses. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the global payments and technology industries, our plans to continue to implement our digital and mobile channel strategies and develop additional remote connectivity solutions to serve our customers and account holders when and how they want to be served, our global presence, our extensive use of third-party vendors and future joint venture and merger and acquisition opportunities. As a result, information security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our overall business and results of operations.
In addition to information security risks for our systems, we also routinely encounter account data compromise events involving merchants and third-party payment processors that process, store or transmit payment transaction data, which affect millions of Mastercard, Visa, Discover, American Express and other types of account holders. These events, some of which have been high profile, typically involve external agents hacking the merchants’ or third-party processors’ systems and installing malware to compromise the confidentiality and integrity of those systems. Further events of this type may subject us to reputational damage and/or lawsuits involving payment products carrying our brands. Damage to our reputation or that of our brands resulting from an account data breach of either our systems or the systems of our customers, merchants and other third parties could decrease the use and acceptance of our integrated products and services. Such events could also slow or reverse the trend toward electronic payments. In addition to reputational concerns, while most of the lawsuits resulting from account data breaches do not involve direct claims against us and while we have releases from many issuers and acquirers, we could still face damage claims, which, if upheld, could materially and adversely affect our results of operations. Such events could have a material adverse impact on our transaction volumes, results of operations and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed on us.
Service disruptions that cause us to be unable to process transactions or service our customers could materially affect our overall business and results of operations.
Our transaction switching systems and other offerings may experience interruptions as a result of technology malfunctions, fire, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events. Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities and/or systems. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain a business continuity program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks, because of the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
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
Certain customers have exclusive, or nearly-exclusive, relationships with our competitors to issue payment products, and these relationships may make it difficult or cost-prohibitive for us to do significant amounts of business with them to increase our revenues. In addition, these customers may be more successful and may grow faster than the customers that primarily issue our payment products, which could put us at a competitive disadvantage. Furthermore, we earn substantial revenue from customers with nearly-exclusive relationships with our competitors. Such relationships could provide advantages to the customers to shift business from us to the competitors with which they are principally aligned. A significant loss of our existing revenue or transaction volumes from these customers could have a material adverse impact on our business.
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
While we work directly with many stakeholders in the payments system, including merchants, governments and large digital companies and other technology companies, we are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their respective relationships with account holders and merchants to support our programs and services. Furthermore, we depend on our issuing partners and acquirers to continue to innovate to maintain competitiveness in the market. We do not issue cards or other payment devices, extend credit to account holders or determine the interest rates or other fees charged to account holders. Each issuer determines these and most other competitive payment program features. In addition, we do not establish the discount rate that merchants are charged for acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence, including economic conditions in global financial markets or their disintermediation by competitors or emerging technologies. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk. See our risk factor in “Risk Factors - Settlement and Third-Party Obligations” in this Part I, Item 1A with respect to how we guarantee certain third-party obligations for further discussion.
With the exception of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transactions conducted using Mastercard, Maestro and Cirrus cards are authorized, cleared and settled by our customers or other processors. Because we do not provide domestic switching services in these countries and do not, as described above, have direct relationships with account holders, we depend on our close working relationships with our customers to effectively manage our brands, and the perception of our payments system, among consumers in these countries. We also rely on these customers to help manage our brands and perception among regulators and merchants in these countries, alongside our own relationships with them. From time to time, our customers may take actions that we do not believe to be in the best interests of our payments system overall, which may materially and adversely impact our business.
Merchants’ continued focus on acceptance costs may lead to additional litigation and regulatory proceedings and increase our incentive program costs, which could materially and adversely affect our profitability.
Merchants are important constituents in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to continue to expand the acceptance of our integrated products and services. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope and influence. We believe that these merchants are having a significant impact on all participants in the global payments industry, including Mastercard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that Mastercard has been defending, including the U.S. merchant litigations. See our risk factor in “Risk Factors – Risks Related to Our Participation in the Payments Industry” in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
Certain larger merchants are also able to negotiate incentives from us and pricing concessions from our issuer and acquirer customers as a condition to accepting our products. We also make payments to certain merchants to incentivize them to create co-branded payment programs with us. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. Additionally, if the rate of merchant acceptance growth slows our business could suffer.
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
We are a guarantor of certain third-party obligations, including those of:

•
principal customers, which are customers that participate directly in our programs and are responsible for their own settlement and other activities as well as those of their sponsored affiliate customers

•	affiliate debit licensees
In this capacity, we are exposed to risk of loss or illiquidity:

•
We may incur obligations in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons.

•	If our principal customer or affiliate debit licensee is unable to fulfill its settlement obligations to other customers, we may bear the loss.

•
Although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, or to keep prepaid cardholders whole if an issuer defaults on its obligation to safeguard unspent prepaid funds.

Concurrent settlement failures of more than one of our larger customers or of several of our smaller customers either on a given day or over a condensed period of time may exceed our available resources and could materially and adversely affect our overall business and liquidity. Even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations. Should an event occur that would trigger any significant indemnification obligation which we owe to any customers or other companies, such an obligation could materially and adversely affect our overall business and results of operations.
We mitigate the contingent risk of a settlement failure using various strategies, including monitoring our customers’ financial condition, their economic and political operating environments and their compliance with our participation standards. For more information on our settlement exposure and risk assessment and mitigation practices, see Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8.
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
Adverse economic trends (including distress in financial markets, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. The condition of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance. Such impact may include, but is not limited to, the following:

•	Our customers may:

➢	restrict credit lines to account holders or limit the issuance of new Mastercard products to mitigate increasing account holder defaults

➢	implement cost reduction initiatives that reduce or eliminate payment product marketing or increase requests for greater incentives or greater cost stability

➢	default on their settlement obligations, including as a result of sovereign defaults, causing a liquidity crisis for our other customers

•	Consumer spending can be negatively impacted by:

➢	declining economies, foreign currency fluctuations and the pace of economic recovery, which can change cross-border travel patterns, on which a significant portion of our revenues is dependent

➢	low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high unemployment

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
We switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu, viruses and other diseases. Additionally, any regulation of interregional interchange fees could negatively impact our cross-border activity, which could decrease the revenue we receive. Any such decline in cross-border activity could materially adversely affect our results of operations.
Negative trends in spending could negatively impact our results of operations.
The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving our products.
Adverse currency fluctuations and foreign exchange controls could negatively impact our results of operations.
During 2017, approximately 65% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
In addition, some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations including devaluation of currencies where the values of other currencies change relative to the U.S. dollar. If the U.S. dollar strengthens compared to currencies in which we generate revenue, this revenue may be translated at a materially lower amount than expected. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars, such as what we have experienced in Venezuela.
The occurrence of currency fluctuations or exchange controls could have a material adverse impact on our results of operations.
The United Kingdom’s proposed withdrawal from the European Union could harm our business and financial results.
In June 2016, voters in the United Kingdom approved the withdrawal of the U.K. from the E.U. (commonly referred to as “Brexit”). The U.K. government triggered Article 50 of the Lisbon Treaty on May 29, 2017, which commenced the official E.U. withdrawal process. Uncertainty over the terms of the U.K.’s departure from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results.

Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and E.U. We, as well as our clients who have significant operations in the U.K., may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the E.U. In addition, because we conduct business in and have operations in the U.K., we may need to apply for regulatory authorization and permission in separate E.U. member states. We may also face additional complexity with regard to immigration and travel rights for our employees located in the U.K. and the E.U. These factors may impact our ability to operate in the E.U. and U.K. seamlessly. Any of these effects of Brexit, among others, could harm our business and financial results.
Reputational Impact
Negative brand perception may materially and adversely affect our overall business.
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry. Our business may be affected by actions taken by our customers, merchants or other organizations that impact the perception of our brands or the payments industry in general. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Additionally, large digital companies and other technology companies who are our customers use our networks to build their own acceptance brands, which could cause consumer confusion and decrease the value of our brand. Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands by disseminating rapidly and globally actual or perceived damaging information about us, our products or merchants or other end users who utilize our products. Also, as we are headquartered in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business. Such perception and damage to our reputation could have a material and adverse effect to our overall business.
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
Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could be considered anti-takeover provisions, including provisions that could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. In addition:

•	our stockholders are not entitled to the right to cumulate votes in the election of directors

•	our stockholders are not entitled to act by written consent

•	a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required for stockholders to amend any provision of our bylaws

•	any representative of a competitor of Mastercard or of Mastercard Foundation is disqualified from service on our board of directors
Mastercard Foundation’s substantial stock ownership, and restrictions on its sales, may impact corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of February 9, 2018, Mastercard Foundation owned 112,181,762 shares of Class A common stock, representing approximately 10.8% of our general voting power. Mastercard Foundation may not sell or otherwise transfer its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted. Mastercard Foundation is permitted to sell all of its remaining shares after May 1, 2027. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because Mastercard Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2017, Mastercard and its subsidiaries owned or leased 167 commercial properties. We own our corporate headquarters, located in Purchase, New York. The building is approximately 500,000 square feet. There is no outstanding debt on this building. Our principal technology and operations center, a leased facility located in O’Fallon, Missouri, is also approximately 500,000 square feet. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. Our leased properties in the United States are located in 10 states and in the District of Columbia. We also lease and own properties in 69 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2017 and 2016. At February 9, 2018, we had 73 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.

	2017		2016
	High	Low	High	Low
First Quarter	$113.50	$104.01	$95.83	$78.52
Second Quarter	126.19	111.01	100.00	87.59
Third Quarter	143.59	120.65	102.31	86.65
Fourth Quarter	154.65	140.61	108.93	99.51
There is currently no established public trading market for our Class B common stock. There were approximately 307 holders of record of our non-voting Class B common stock as of February 9, 2018, constituting approximately 1.3% of our total outstanding equity.
Dividend Declaration and Policy
During the years ended December 31, 2017 and 2016, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

	Dividend per Share
	2017	2016
First Quarter	$0.22	$0.19
Second Quarter	0.22	0.19
Third Quarter	0.22	0.19
Fourth Quarter	0.22	0.19
On December 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per share paid on February 9, 2018 to holders of record on January 9, 2018 of our Class A common stock and Class B common stock. On February 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on May 9, 2018 to holders of record on April 9, 2018 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
On December 6, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of our Class A common stock (the “December 2016 Share Repurchase Program”). This program became effective in April 2017. On December 4, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of our Class A common stock (the “December 2017 Share Repurchase Program”). This program will become effective after completion of the December 2016 Share Repurchase Program.

During the fourth quarter of 2017, we repurchased a total of approximately 6.9 million shares for $1.0 billion at an average price of $148.44 per share of Class A common stock. Our repurchase activity during the fourth quarter of 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,276,450	$144.78	2,276,450	$1,935,087,778
November 1 – 30	2,314,860	150.22	2,314,860	1,587,353,507
December 1 – 31	2,353,069	150.22	2,353,069	5,233,867,141
Total	6,944,379	148.44	6,944,379
1 Dollar value of shares that may yet be purchased under the December 2016 Share Repurchase Program and the December 2017 Share Repurchase Program are as of the end of each period presented.
ITEM 6. SELECTED FINANCIAL DATA
The statement of operations data and the cash dividends declared per share presented below for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016, were derived from the audited consolidated financial statements of Mastercard Incorporated included in Part II, Item 8. The statement of operations data and the cash dividends declared per share presented below for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our consolidated financial statements and notes thereto included in Part II, Item 8.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Statement of Operations Data:
Net revenue	$12,497	$10,776	$9,667	$9,441	$8,312
Total operating expenses	5,875	5,015	4,589	4,335	3,809
Operating income	6,622	5,761	5,078	5,106	4,503
Net income	3,915	4,059	3,808	3,617	3,116
Basic earnings per share	3.67	3.70	3.36	3.11	2.57
Diluted earnings per share	3.65	3.69	3.35	3.10	2.56

Balance Sheet Data:
Total assets	$21,329	$18,675	$16,250	$15,329	$14,242
Long-term debt	5,424	5,180	3,268	1,494	—
Equity	5,497	5,684	6,062	6,824	7,495

Cash dividends declared per share	$0.91	$0.79	$0.67	$0.49	$0.29

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
Business Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. Through our global payments processing network, we facilitate the switching (authorization, clearing and settlement) of payment transactions and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro®, Cirrus® and Masterpass®. Our recent acquisition of VocaLink Holdings Limited (“Vocalink”) has expanded our capability to process automated clearing house (“ACH”) transactions, among other things. As a multi-rail network, we now offer customers one partner to turn to for their payment needs for both domestic and cross-border transactions. We also provide value-added offerings such as safety and security products, information services and consulting, loyalty and reward programs and issuer and acquirer processing. Our networks are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a consumer who holds a card or uses another device enabled for payment), merchant, issuer (the account holder’s financial institution) and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our branded products. In most cases, account holder relationships belong to, and are managed by, our financial institution customers.
We generate revenues from assessing our customers based on the gross dollar volume (the “GDV”) of activity on the products that carry our brands, from the fees we charge to our customers for providing transaction processing and from other payment-related products and services.
Business Environment
We authorize, clear and settle transactions in more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 35% of total revenue in 2017 and 38% in 2016 and 39% in 2015. No individual country, other than the United States, generated more than 10% of total net revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Adverse economic trends (including distress in financial markets, currency fluctuations, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. Certain of our customers, merchants that accept our brands and account holders who use our brands, have been directly impacted by these adverse economic conditions.
Our financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, political instability or a decline in economic conditions in the countries in which we operate may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue or results of operations may be negatively impacted. We continue to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for us to grow our business.
For a full discussion of the various legal, regulatory and business risks that could impact our financial results, see “Risk Factors” in Part I, Item 1A.

Financial Results Overview
The following tables provide a summary of our operating results:

	Year ended December 31,		Increase/(Decrease)	Year ended December 31,		Increase/(Decrease)
	2017	2016		2016	2015
	($ in millions, except per share data)
Net revenue	$12,497	$10,776	16%	$10,776	$9,667	11%

Operating expenses	$5,875	$5,015	17%	$5,015	$4,589	9%
Operating income	$6,622	$5,761	15%	$5,761	$5,078	13%
Operating margin	53.0%	53.5%	(0.5) ppt	53.5%	52.5%	0.9 ppt

Income tax expense	$2,607	$1,587	64%	$1,587	$1,150	38%
Effective income tax rate	40.0%	28.1%	11.9 ppt	28.1%	23.2%	4.9 ppt

Net income	$3,915	$4,059	(4)%	$4,059	$3,808	7%

Diluted earnings per share	$3.65	$3.69	(1)%	$3.69	$3.35	10%
Diluted weighted-average shares outstanding	1,072	1,101	(3)%	1,101	1,137	(3)%
Summary of Non-GAAP Results 1:

	Year ended December 31,		Increase/(Decrease)		Year ended December 31,		Increase/(Decrease)
	2017	2016	As adjusted	Currency-neutral	2016	2015	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$12,497	$10,776	16%	15%	$10,776	$9,667	11%	13%

Adjusted operating expenses	$5,693	$4,898	16%	16%	$4,898	$4,449	10%	12%

Adjusted operating margin	54.4%	54.5%	(0.1) ppt	(0.2) ppt	54.5%	54.0%	0.6 ppt	0.6 ppt

Adjusted effective income tax rate	26.8%	28.1%	(1.3) ppt	(1.3) ppt	28.1%	23.4%	4.6 ppt	4.7 ppt

Adjusted net income	$4,906	$4,144	18%	17%	$4,144	$3,903	6%	7%

Adjusted diluted earnings per share	$4.58	$3.77	21%	21%	$3.77	$3.43	10%	11%
Note: Tables may not sum due to rounding.
1 The Summary of Non-GAAP Results excludes the impact of Special Items and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
Key highlights for 2017 were as follows:

•	Net revenue increased 16%, or 15% on a currency-neutral basis, in 2017 versus 2016, primarily driven by:

➢	Switched transaction growth of 17%

➢	Cross border growth of 15% on a local currency basis

➢	An increase of 10% in gross dollar volume, on a local currency basis and adjusted for the impact of the 2016 EU regulation change

➢	Acquisitions contributed 2 percentage points of growth

➢	These increases were partially offset by higher rebates and incentives

•
Operating expenses increased 17% in 2017 versus 2016. Excluding the impact of Special Items, adjusted operating expenses increased 16%, both as adjusted and on a currency-neutral basis, in 2017 versus 2016. The impact of acquisitions contributed 6 percentage points of growth for the twelve months ended December 31, 2017. Other factors contributing to the increase were continued investments in strategic initiatives as well as foreign exchange related charges.

•
The effective income tax rate increased 11.9 percentage points to 40.0% in 2017 versus 28.1% in 2016, primarily due to the Tax Cuts and Jobs Act (the “TCJA”). Excluding the impact of the TCJA and other Special Items, the 2017 adjusted effective income tax rate improved by 1.3 percentage points to 26.8% from 28.1% in 2016 primarily due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit.

Other financial highlights for 2017 were as follows:

•	We generated net cash flows from operations of $5.6 billion in 2017, versus $4.5 billion in 2016.

•	We repurchased 30 million shares of our common stock for $3.8 billion and paid dividends of $942 million in 2017.

•
We acquired businesses for total consideration of $1.5 billion in 2017, the largest of which was VocaLink Holdings Limited (“Vocalink”), which expanded our capability, among other things, to process real-time account-based payment transactions.

•
The TCJA, enacted in 2017, will reduce the U.S. corporate income tax rate from 35% to 21% beginning in 2018, imposes a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”) and puts into effect the migration towards a territorial tax system. While the enactment of the TCJA resulted in additional tax expense of $873 million in 2017, it is expected to have a favorable impact on our effective tax rate in future periods. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion of the TCJA impact.

Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures exclude the impact of the following special items (“Special Items”). We excluded these Special Items as management monitors significant changes in tax law, litigation judgments and settlements related to interchange and regulation, and significant one-time items separately from ongoing operations and evaluates ongoing performance without these amounts.

•
In 2017, due to the passage of the TCJA, we incurred additional tax expense of $873 million, $0.81 per diluted share, which includes $825 million of provisional charges attributable to the Transition Tax, the remeasurement of our net deferred tax asset balance in the U.S. and the recognition of a deferred tax liability related to a change in assertion regarding reinvestment of foreign earnings, as well as $48 million in additional tax expense related to a foregone foreign tax credit benefit on current year repatriations (collectively the “Tax Act Impact”). See Financial Results of this section and Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion of the TCJA.

•
In 2017, we recorded a pre-tax charge of $167 million ($108 million after tax, or $0.10 per diluted share) in general and administrative expenses related to the deconsolidation of our Venezuelan subsidiaries (the “Venezuela Charge”). See Impact of Foreign Currency of this section and Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 for further discussion of the Venezuela Charge.

•
In 2017, we recorded a pre-tax charge of $15 million ($10 million after tax, or $0.01 per diluted share) in provision for litigation settlements expense, related to a litigation settlement with Canadian merchants (the “Canadian Merchant Litigation Provision”). In 2016 and 2015, we recorded a pre-tax charge of $117 million ($85 million after tax, or $0.08 per diluted share) and $61 million ($45 million after tax, or $0.04 per diluted share), respectively, in provision for litigation settlements expense, related to separate litigations with merchants in the U.K. (collectively the “U.K. Merchant Litigation Provision”). See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion of the Canadian Merchant Litigation Provision and the U.K. Merchant Litigation Provision.

•
In 2015, we recorded a settlement charge of $79 million ($50 million after tax, or $0.04 per diluted share) in general and administrative expenses, relating to the termination of our qualified U.S. defined benefit pension plan (the “U.S.

Employee Pension Plan Settlement Charge”). See Note 11 (Pension, Postretirement and Savings Plans) to the consolidated financial statements included in Part II, Item 8 for further discussion of the U.S. Employee Pension Plan Settlement Charge.
In addition, we present growth rates adjusted for the impact of foreign currency, which is a non-GAAP financial measure. For 2017 and 2016, we present currency-neutral growth rates, which are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of foreign currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. Our management believes the presentation of the impact of foreign currency provides relevant information.
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
Net revenue, operating expenses, operating margin, effective income tax rate, net income and diluted earnings per share, adjusted for Special Items and/or the impact of foreign currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures.

	Year ended December 31, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,875	53.0%	40.0%	$3,915	$3.65
Tax Act Impact	**	**	(13.4)%	873	0.81
Venezuela Charge	(167)	1.3%	0.2%	108	0.10
Canadian Merchant Litigation Provision	(15)	0.1%	—%	10	0.01
Non-GAAP	$5,693	54.4%	26.8%	$4,906	$4.58

	Year ended December 31, 2016
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,015	53.5%	28.1%	$4,059	$3.69
U.K. Merchant Litigation Provision	(117)	1.0%	—%	85	0.08
Non-GAAP	$4,898	54.5%	28.1%	$4,144	$3.77

	Year ended December 31, 2015
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,589	52.5%	23.2%	$3,808	$3.35
U.S. Employee Pension Plan Settlement Charge	(79)	0.8%	0.1%	50	0.04
U.K. Merchant Litigation Provision	(61)	0.6%	0.1%	45	0.04
Non-GAAP	$4,449	54.0%	23.4%	$3,903	$3.43

The following tables represent the reconciliation of our growth rates reported under GAAP to our Non-GAAP growth rates, adjusted for Special Items and foreign currency:

	Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	16%	17%	(0.5) ppt	11.9 ppt	(4)%	(1)%
Tax Act Impact	**	**	**	(13.4) ppt	21%	22%
Venezuela Charge	**	(3)%	1.3 ppt	0.2 ppt	3%	3%
Canadian Merchant Litigation Provision	**	—%	0.1 ppt	– ppt	—%	—%
U.K. Merchant Litigation Provision	**	3%	(1.1) ppt	– ppt	(2)%	(3)%
Non-GAAP	16%	16%	(0.1) ppt	(1.3) ppt	18%	21%
Foreign currency [1]	(1)%	(1)%	(0.1) ppt	– ppt	(1)%	1%
Non-GAAP - currency-neutral	15%	16%	(0.2) ppt	(1.3) ppt	17%	21%

	Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	11%	9%	0.9 ppt	4.9 ppt	7%	10%
U.K. Merchant Litigation Provision	**	(1)%	0.5 ppt	(0.1) ppt	1%	1%
U.S. Employee Pension Plan Settlement Charge	**	2%	(0.8) ppt	(0.2) ppt	(1)%	(1)%
Non-GAAP	11%	10%	0.6 ppt	4.6 ppt	6%	10%
Foreign currency [1]	1%	1%	– ppt	0.1 ppt	1%	1%
Non-GAAP - currency-neutral	13%	12%	0.6 ppt	4.7 ppt	7%	11%
Note: Tables may not sum due to rounding.
** Not meaningful.
1 Represents the foreign currency translational and transactional impact.
Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2017, GDV on a U.S. dollar-converted basis increased 8.7%, while GDV on a local currency basis increased 8.6% versus 2016. In 2016, GDV on a U.S. dollar-converted basis increased 5.5%, while GDV on a local currency basis increased 9.1% versus 2015. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
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
We are exposed to currency devaluation in certain countries. In addition, we are subject to exchange control regulations that restrict or prohibit the conversion of financial assets into U.S. dollars. While these revenues and assets are not material to us on a consolidated basis, we can be negatively impacted should there be a continued and sustained devaluation of local currencies relative to the U.S. dollar and/or a continued and sustained deterioration of economic conditions in these countries. Specifically, in Venezuela, due to increasing foreign exchange regulations restricting access to U.S. dollars, an other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar has impacted our ability to manage risk, process cross-border transactions and satisfy U.S. dollar denominated liabilities related to our Venezuelan operations.  As a result of these factors, we concluded that, effective December 31, 2017, we did not meet the accounting criteria for consolidation of these subsidiaries, and therefore we would transition to the cost method of accounting as of December 31, 2017. This accounting change resulted in a pre-tax charge of $167 million ($108 million after tax, or $0.10 per diluted share).  We continue to operate and serve our Venezuelan issuers, acquirers, merchants and account holders with our products and services. We do not believe this accounting change will have a significant impact on our consolidated financial statements in future periods. See Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Financial Results
Revenue
Revenue Description
Our business model involves four participants in addition to us: account holders, merchants, issuers (the account holders’ financial institutions) and acquirers (the merchants’ financial institutions). We generate revenues from assessing our customers based on the GDV of activity on the products that carry our brands, from the fees that we charge our customers for providing transaction processing and from other payment-related products and services. Our revenue is based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro, Brazilian real and the British pound.
The price structure for our products and services is complex and is dependent on the nature of volumes, types of transactions and type of products and services we offer to our customers. Our net revenue can be significantly impacted by the following:

•	domestic or cross-border transactions

•	signature-based or PIN-based transactions

•	geographic region or country in which the transaction occurs

•	volumes/transactions subject to tiered rates

•	processed or not processed by us

•	amount of usage of our other products or services

•	amount of rebates and incentives provided to customers

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

•	Other Processing fees include issuer and acquirer processing solutions; payment gateways for e-commerce merchants; mobile gateways for mobile initiated transactions; and safety and security.

4.	Other revenues: Other revenues consist of other payment-related products and services and are primarily associated with the following:

•	Consulting, data analytic and research fees are primarily generated by Mastercard Advisors, our professional advisory services group.

•
Safety and security services fees are for products and services we offer to prevent, detect and respond to fraud and to ensure the safety of transactions made on our products. We work with issuers, merchants and governments to help deploy standards for safe and secure transactions for the global payments system.

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

•	Real-time account-based payment services relating to ACH and other ACH related services.

•	We also charge for a variety of other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain of our customers and are recorded as contra-revenue.

Revenue Analysis
Gross revenue increased 18% and 14%, or 17% and 15% on a currency neutral basis, in 2017 and 2016, respectively, versus the prior year. The increase in both 2017 and 2016 was primarily driven by an increase in transactions, dollar volume of activity on cards carrying our brands for both domestic and cross-border transactions and other payment-related products and services.
Rebates and incentives increased 22% and 20% in 2017 and 2016, respectively, or 22% on a currency neutral basis in both periods. The increases in rebates and incentives in 2017 and 2016 were primarily due to the impact from new and renewed agreements and increased volumes.
Our net revenue increased 16% and 11%, or 15% and 13% on a currency neutral basis, respectively, versus the prior year.
The significant components of our net revenue were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2017	2016	2015	2017	2016
	(in millions, except percentages)
Domestic assessments	$5,130	$4,411	$4,086	16%	8%
Cross-border volume	4,174	3,568	3,225	17%	11%
Transaction processing	6,188	5,143	4,345	20%	18%
Other revenues	2,853	2,431	1,991	17%	22%
Gross revenue	18,345	15,553	13,647	18%	14%
Rebates and incentives (contra-revenue)	(5,848)	(4,777)	(3,980)	22%	20%
Net revenue	$12,497	$10,776	$9,667	16%	11%

The following table summarizes the primary drivers of net revenue growth:

	For the Years Ended December 31,
	Volume		Acquisitions		Foreign Currency [1]		Other [2]				Total
	2017	2016	2017	2016	2017	2016	2017		2016		2017	2016
Domestic assessments	10%	11%	—%	—%	1%	(2)%	6%	[3]	(1)%	[3]	16%	8%
Cross-border volume	14%	11%	—%	—%	—%	(3)%	3%		2%		17%	11%
Transaction processing	15%	14%	1%	—%	1%	—%	4%		5%		20%	18%
Other revenues	**	**	7%	3%	1%	—%	9%	[4]	19%	[4]	17%	22%
Rebates and incentives	10%	8%	—%	—%	1%	(2)%	11%	[5]	14%	[5]	22%	20%

Net revenue	11%	11%	2%	1%	1%	(1)%	2%		1%		16%	11%
Note: Table may not sum due to rounding
** Not applicable
1 Represents the foreign currency translational and transactional impact versus the prior year.
2 Includes impact from pricing and other non-volume based fees.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.

The following table provides a summary of the trend in volume and transaction growth:

	Years Ended December 31,
	2017		2016
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	9%	9%	6%	9%
Asia Pacific/Middle East/Africa	9%	10%	7%	11%
Canada	13%	10%	6%	10%
Europe	10%	10%	5%	10%
Latin America	18%	16%	2%	15%
United States	5%	5%	6%	6%
Cross-border Volume [1]		15%		12%
Switched Transactions Growth		17%		16%
1 Excludes volume generated by Maestro and Cirrus cards.
In 2016, our GDV was impacted by the EU Interchange Fee Regulation related to card payments which became effective in June 2016. The regulation requires that we no longer collect fees on domestic European Economic Area payment transactions that do not use our network brand. Prior to that, we collected a de minimis assessment fee in a few countries, particularly France, on transactions with Mastercard co-badged cards if the brands of domestic networks (as opposed to Mastercard) were used. As a result, the non-Mastercard co-badged volume is no longer being included.
The following table reflects GDV growth rates for Europe and Worldwide Mastercard. For comparability purposes, we adjusted growth rates for the impact of Article 8 of the EU Interchange Fee Regulation related to card payments, to exclude the prior period co-badged volume processed by other networks.

	For the Years Ended December 31,
	2017	2016
	Growth (Local)
GDV [1]
Worldwide as reported	9%	9%
Worldwide as adjusted for EU Regulation	10%	11%

Europe as reported	10%	10%
Europe as adjusted for EU Regulation	16%	18%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. In 2017, the net revenue from these customers was approximately $2.9 billion, or 23%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, among other efforts, we enter into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A for further discussion.
Operating Expenses
Operating expenses increased 17% and 9% in 2017 and 2016, respectively, versus the prior year. Excluding the impact of the Special Items, adjusted operating expenses increased 16% and 10%, or 16% and 12% on a currency neutral basis, in 2017 and 2016, respectively. Acquisitions contributed 6 percentage points of growth in 2017.

The components of operating expenses were as follows:

	Year ended December 31,			Increase (Decrease)
	2017	2016	2015	2017	2016
	($ in millions)
General and administrative	$4,526	$3,714	$3,341	22%	11%
Advertising and marketing	898	811	821	11%	(1)%
Depreciation and amortization	436	373	366	17%	2%
Provision for litigation settlement	15	117	61	**	**
Total operating expenses	5,875	5,015	4,589	17%	9%
Special Items[1]	(182)	(117)	(140)	(1)%	1%
Adjusted total operating expenses (excluding Special Items1)	$5,693	$4,898	$4,449	16%	10%
Note: Table may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on Special Items.
The following table summarizes the primary drivers of changes in operating expenses in 2017 and 2016:

	For the Years Ended December 31,
	Operational		Special Items [1]		Acquisitions		Foreign Currency [2]		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
General and administrative	11%	15%	5%	(3)%	6%	1%	1%	(1)%	22%	11%
Advertising and marketing	9%	—%	—%	—%	1%	—%	1%	(1)%	11%	(1)%
Depreciation and amortization	—%	—%	—%	—%	17%	4%	—%	(2)%	17%	2%
Provision for litigation settlements	**	**	**	**	**	**	**	**	**	**
Total operating expenses	10%	11%	1%	(1)%	6%	1%	1%	(1)%	17%	9%

Note: Table may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on Special Items.
2.Represents the foreign currency translational and transactional impact versus the prior year.
General and Administrative
General and administrative expenses increased 22% and 11% in 2017 and 2016, respectively, versus the prior year. Excluding the impact of Special Items, adjusted general and administrative expenses increased 17% and 14% in 2017 and 2016, respectively, versus the prior year. Acquisitions contributed 6 percentage points and 1 percentage point of growth in 2017 and 2016, respectively.

The significant components of our general and administrative expenses were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2017	2016	2015	2017	2016
	(in millions, except percentages)
Personnel	$2,687	$2,225	$2,105	21%	6%
Professional fees	355	337	310	5%	9%
Data processing and telecommunications	504	420	362	20%	16%
Foreign exchange activity	106	34	(82)	**	**
Other	874	698	646	25%	8%
General and administrative expenses	4,526	3,714	3,341	22%	11%
Special Item [1]	(167)	—	(79)	(5)%	3%
Adjusted general and administrative expenses (excluding Special Item) [1]	$4,359	$3,714	$3,262	17%	14%
Note: Table may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on Special Items.
The primary drivers of changes in general and administrative expenses in 2017 and 2016 were:

•
Personnel expenses increased 21% and 6% in 2017 and 2016, respectively, versus the prior year. Excluding the impact of U.S. Employee Pension Plan Settlement Charge of $79 million recorded in 2015, personnel expense grew 10% for 2016 versus 2015. The 2017 and 2016 increases were driven by a higher number of employees to support our continued investment in the areas of real-time account payments, digital, services, data analytics and geographic expansion. The impact of acquisitions contributed 6 and 1 percentage points of growth for 2017 and 2016, respectively.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. The increase in 2017 was primarily due to merger and acquisition related consulting costs. The increase in 2016 was primarily due to higher legal costs to defend litigation.

•
Data processing and telecommunication charges consist of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. These expenses increased in both 2017 and 2016 due to capacity growth of our business and higher third-party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 for further discussion. During 2017, foreign exchange activity negatively impacted general and administrative expense growth by 2 percentage points versus the comparable period in 2016, due to greater losses from foreign exchange derivative contracts versus the prior year. During 2016, foreign exchange activity negatively impacted general and administrative expense growth by 4 percentage points versus the comparable period in 2015, due to the impact from foreign exchange derivative contracts and the lapping of balance sheet remeasurement gains in the prior year.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses and rental expense for our facilities and other miscellaneous charges. Other expenses increased 25% and 8% in 2017 and 2016, respectively, versus the prior year. In 2017, other expenses increased due to the impact of the Venezuelan Charge of $167 million. In 2016, other expenses increased primarily due to higher cardholder services and loyalty costs.

Advertising and Marketing
In 2017, advertising and marketing expenses increased 11% versus 2016, mainly due to higher marketing spend primarily related to Masterpass. Advertising and marketing expenses decreased 1% in 2016, mainly due to lower sponsorship promotions compared to 2015.

Depreciation and Amortization
Depreciation and amortization expenses increased 17% and 2% in 2017 and 2016, respectively, versus the prior year. The increase in 2017 was primarily due to the impact of acquisitions. In 2016, the increase was primarily due to higher depreciation from capital investments partially offset by certain intangibles becoming fully amortized.
Provision for Litigation Settlements
During 2017 and 2016, we recorded pre-tax charges of $15 million and $117 million related to litigations with merchants in Canada and the U.K., respectively. During 2015, we recorded a pre-tax charge of $61 million related to litigations with merchants in the U.K. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense decreased $15 million to $100 million in 2017 versus $115 million in 2016 due to lower impairment charges taken on certain investments last year and a gain on an investment in the current year, partially offset by higher interest expense from debt issued in the fourth quarter of 2016. Total other expense decreased $5 million to $115 million in 2016 versus $120 million in 2015 due to lower impairment charges taken on certain investments and higher investment income in 2016, partially offset by higher interest expense from debt issued in 2015 and 2016.
Income Taxes
On December 22, 2017, in the U.S., the TCJA was signed into law. The TCJA, represents significant changes to the U.S. internal revenue code and, among other things:

•	lowers the corporate income tax rate from 35% to 21%

•	imposes a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”)

•	provides for a 100% dividends received deduction on dividends from foreign affiliates

•	requires a current inclusion in U.S. federal taxable income of earnings of foreign affiliates that are determined to be global intangible low taxed income or “GILTI”

•	creates the base erosion anti-abuse tax, or “BEAT”

•	provides for an effective tax rate of 13.125% for certain income derived from outside of the U.S. (referred to as foreign derived intangible income or “FDII”)

•	introduces further limitations on the deductibility of executive compensation

•	permits 100% expensing of qualifying fixed assets acquired after September 27, 2017

•	limits the deductibility of interest expense in certain situations

•	eliminates the domestic production activities deduction
While the effective date of the law for most of the above provisions is January 1, 2018, GAAP requires the resulting tax effects be accounted for in the reporting period of enactment. The impact of the TCJA is discussed further below and in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8.
The effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were 40.0%, 28.1% and 23.2%, respectively.
The effective income tax rate for 2017 was higher than the effective income tax rate for 2016 primarily due to additional tax expense of $873 million attributable to the TCJA, which includes $825 million of provisional charges related to the Transition Tax, the remeasurement of our net deferred tax asset balance in the U.S. and the recognition of a deferred tax liability related to a change in assertion regarding the reinvestment of foreign earnings, as well as $48 million in additional tax expense due to a foregone foreign tax credit benefit on current year repatriations. Excluding the impact of the TCJA and other Special Items, the 2017 adjusted effective income tax rate improved by 1.3 percentage points to 26.8% from 28.1% in 2016 primarily due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit.
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
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	For the Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$6,522		$5,646		$4,958

Federal statutory tax	2,283	35.0%	1,976	35.0%	1,735	35.0%
State tax effect, net of federal benefit	43	0.7%	22	0.4%	27	0.5%
Foreign earnings	(380)	(5.8)%	(188)	(3.3)%	(144)	(2.9)%
Impact of foreign tax credits [1]	(27)	(0.4)%	(141)	(2.5)%	(281)	(5.7)%
Impact of settlements with tax authorities	—	—%	—	—%	(147)	(2.9)%
Transition Tax	629	9.6%	—	—%	—	—%
Remeasurement of U.S. deferred taxes	157	2.4%	—	—%	—	—%
Other, net	(98)	(1.5)%	(82)	(1.5)%	(40)	(0.8)%
Income tax expense	$2,607	40.0%	$1,587	28.1%	$1,150	23.2%
1 Included within the impact of foreign tax credits are repatriation benefits of current year foreign earnings of $0 million, $116 million and $172 million, in addition to other foreign tax credit benefits which become eligible in the United States of $27 million, $25 million and $109 million for 2017, 2016 and 2015, respectively.
Our GAAP effective income tax rates for 2017, 2016 and 2015 were affected by the tax benefits related to the Special Items as previously discussed.
As of December 31, 2017, a provisional amount of the U.S. federal and state and local income taxes of $36 million has been provided on a substantial amount of our undistributed foreign earnings. This deferred tax charge has been established primarily on the estimated foreign exchange gain which will be recognized when such earnings are repatriated. We expect that foreign withholding taxes associated with these future repatriated earnings will not be material. Based upon the ongoing review of business requirements and capital needs of our non-U.S. subsidiaries, we believe a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, we will complete our analysis of global working capital and cash needs to determine the amount we consider indefinitely reinvested. We will disclose such amount in the period in which such analysis is completed, as well as, if practicable, any potential tax cost that would arise if the amounts were remitted back to the U.S.
Our unrecognized tax benefits related to positions taken during the current and prior periods were $183 million and $169 million, as of December 31, 2017 and 2016, respectively, all of which would reduce our effective tax rate if recognized. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion. Within the next twelve months, we believe that the resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the examinations progress further or the related statute of limitations expire. During 2015, our unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $183 million. This decrease was primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled.
During 2014, we implemented an initiative to better align our legal entity and tax structure with our operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. We believe this improved alignment has resulted in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in our effective income tax rate. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
In 2010, in connection with the expansion of our operations in the Asia Pacific, Middle East and Africa region, our subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”), received an incentive grant from the Singapore Ministry of Finance. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.

Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2017	2016
	(in billions)
Cash, cash equivalents and investments [1]	$7.8	$8.3
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At December 31, 2017 and 2016, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $546 million and $543 million, respectively. This amount also excludes restricted security deposits held for customers of $1 billion at December 31, 2017 and 2016.
Cash, cash equivalents and investments held by our foreign subsidiaries was $4.8 billion and $3.8 billion at December 31, 2017 and 2016, respectively, or 62% and 45% as of such dates. As described further in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8, as a result of the enactment of the TCJA, among other things, we recorded a provisional amount of $629 million in tax expense due to the Transition Tax, which is payable over the next 8 years. In addition, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. As a result of this assertion change, we have recognized a provisional deferred tax liability of $36 million. It is our present intention to indefinitely reinvest a portion of our historic undistributed accumulated earnings associated with certain foreign subsidiaries outside of the United States. Based upon the ongoing review of business requirements and capital needs of our non-U.S. subsidiaries, we believe a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, we will complete our analysis of global working capital and cash needs to determine the amount we consider indefinitely reinvested. We will disclose such amount in the period in which such analysis is completed, as well as, if practicable, any potential tax cost that would arise if the amounts were remitted back to the U.S.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A and Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8; and Part II, Item 7 (Business Environment).
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2017	2016	2015
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$5,555	$4,535	$4,101
Net cash used in investing activities	(1,779)	(1,167)	(715)
Net cash used in financing activities	(4,764)	(2,344)	(2,516)
Net cash provided by operating activities increased $1.0 billion in 2017 versus 2016, primarily due to higher net income as adjusted for non-cash items including deferred payments associated with the TCJA. Net cash provided by operating activities in 2016 versus 2015, increased by $434 million, primarily due to higher net income as adjusted for non-cash items and accrued expenses, partially offset by higher prepaid taxes.

Net cash used in investing activities increased $612 million in 2017 versus 2016, primarily due to acquisitions and investments in nonmarketable equity investments, partially offset by higher net proceeds of investment securities. Net cash used in investing activities increased $452 million in 2016 versus 2015, primarily due to lower sales and maturities of our investment securities, partially offset by cash used for acquisition activities in the prior year.
Net cash used in financing activities increased $2.4 billion in 2017 versus 2016, primarily due to proceeds from debt issued in the prior year, increased cash used in the repurchases of our Class A common stock and higher dividends paid. Net cash used in financing activities decreased $172 million in 2016 versus 2015, primarily due to higher proceeds from debt, partially offset by higher dividends paid.
The table below shows a summary of select balance sheet data at December 31:

	2017	2016
	(in millions)
Balance Sheet Data:
Current assets	$13,797	$13,228
Current liabilities	8,793	7,206
Long-term liabilities	6,968	5,785
Equity	5,497	5,684
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
Our long-term debt was $5.4 billion and $5.2 billion at December 31, 2017 and 2016, respectively, with the earliest maturity of principal occurring in 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2022.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2017 and 2016.
See Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8 for further discussion on the Notes, the Commercial Paper Program and the Credit Facility.
In June 2015, we filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.

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

	Years Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Cash dividend, per share	$0.88	$0.76	$0.64
Cash dividends paid	$942	$837	$727
On December 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per share paid on February 9, 2018 to holders of record on January 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $263 million.
On February 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on May 9, 2018 to holders of record on April 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $263 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of our Class A common stock. This program is effective after completion of the share repurchase program authorized in December 2016.
The following table summarizes our share repurchase authorizations of its Class A common stock through December 31, 2017, as well as historical purchases:

	Authorization Dates
	December 2017	December 2016	December 2015	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$4,000	$12,000
Remaining authorization at December 31, 2016	$—	$4,000	$996	$4,996
Dollar-value of shares repurchased in 2017	$—	$2,766	$996	$3,762
Remaining authorization at December 31, 2017	$4,000	$1,234	$—	$5,234
Shares repurchased in 2017	—	21.0	9.1	30.1
Average price paid per share in 2017	$—	$131.97	$109.16	$125.05
See Note 13 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt, other than lease arrangements and other commitments as presented in the Future Obligations table that follows.

Future Obligations
The following table summarizes our obligations as of December 31, 2017 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
			(in millions)
Debt	$5,477	$—	$500	$1,489	$3,488
Interest on debt	1,453	136	256	238	823
Capital leases	12	4	8	—	—
Operating leases	201	64	77	26	34
Other obligations [1]
Sponsorship, licensing and other [2]	875	388	376	110	1
Employee benefits [3]	260	83	55	41	81
Transition Tax [4]	629	52	100	100	377
Redeemable non-controlling interests [5]	78	—	78	—	—
Total [6]	$8,985	$727	$1,450	$2,004	$4,804
1 The table does not include the $709 million provision as of December 31, 2017 related to litigation in the U.S. and the U.K. since the payments are not fixed and determinable. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion. The table also does not include the $219 million provision as of December 31, 2017 related to the contingent consideration attributable to acquisitions made in 2017 (primarily based on the achievement of 2018 revenue targets) which are not fixed and determinable. See Note 5 (Fair Value and Investment Securities) to the consolidated financial statements included in Part II, Item 8 for further discussion.
2 Amounts primarily relate to sponsorships to promote the Mastercard brand. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are contingent on future performance. We have accrued $3.3 billion as of December 31, 2017 related to customer and merchant agreements.
3 Amounts relate to severance liabilities along with expected funding requirements for defined benefit pension and postretirement plans.
4 Amounts relate to the provisional U.S. tax liability on the Transition Tax on accumulated non-U.S. earnings of U.S entities. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
5 Amount relates to the fixed-price put option for the Vocalink remaining shareholders to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter. See Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 for further discussion.
6 We have recorded a liability for unrecognized tax benefits of $183 million at December 31, 2017. Within the next twelve months, we believe that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the examinations progress further or the related statute of limitations expire. These amounts have been excluded from the table since the settlement period of this liability cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various authorities.

Seasonality
We do not experience meaningful seasonality. No individual quarter in 2017, 2016 or 2015 accounted for more than 30% of net revenue.
Critical Accounting Estimates
The application of GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to its financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8.
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates.  Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Domestic assessment revenue requires an estimate of our customers’ performance in order to recognize this revenue. Rebates and incentives are recorded as a reduction to gross revenue based on these estimates. We consider various factors in estimating customer performance, including a review of specific transactions, historical experience with that customer and market and economic conditions. Differences between actual results and our estimates are adjusted in the period the customer reports actual performance. If our customers’ actual performance is not consistent with our estimates of their performance, net revenue may be materially different.
Loss Contingencies
We are currently involved in various claims and legal proceedings. We regularly review the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
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
We record tax liabilities for uncertain tax positions taken, or expected to be taken, which may not be sustained or may only be partially sustained, upon examination by the relevant taxing authorities. We consider all relevant facts and current authorities in the tax law in assessing whether any benefit resulting from an uncertain tax position is more likely than not to be sustained and, if so, how current law impacts the amount reflected within these financial statements. If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained, this would decrease or increase earnings in the period. In certain situations, we will have offsetting tax credits or taxes in other jurisdictions.
We have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. As a result of the TCJA and the one-time deemed repatriation tax on untaxed accumulated foreign earnings, a provisional amount of U.S. federal and state and local income taxes have been provided on all of our undistributed foreign earnings. Future distributions from foreign affiliates from earnings which have not already been taxed in the U.S. will be eligible for a 100% dividends received deduction. Beginning in 2018, deferred taxes will be established on the estimated foreign exchange gains or losses for foreign earnings that are not considered permanently reinvested, which will be recognized through cumulative translation adjustments as incurred. Ultimately, the working capital requirements of foreign affiliates will determine the amount of cash to be remitted from respective jurisdictions.
On December 22, 2017, SEC staff issued Staff Accounting Bulletin No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, which is not to extend beyond one year. Accordingly, amounts recorded may require further adjustments due to evolving analysis and interpretations of law, including issuance by the Internal Revenue Service (the “IRS”) and The Department of Treasury (“Treasury”) of Notices, regulations and, potentially, direct discussions with Treasury, as well as interpretations of how accounting for income taxes should be applied to the TCJA. Consistent with SAB 118, we were able to make reasonable estimates and we have incorporated provisional amounts for the impact of the Transition Tax. This tax is on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. To compute the tax, we must determine the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, we were able to make reasonable estimates and have recorded provisional amounts related to the remeasurement of our net deferred tax asset in the U.S. and the change in assertion regarding the indefinite reinvestment of foreign earnings. As with the Transition Tax, these amounts may require further adjustments during the measurement period due to evolving analysis and interpretations of law, including issuance by the IRS and Treasury of Notices and regulations, and, potentially, direct discussions with Treasury, as well as interpretations of how accounting for income taxes should be applied.
Valuation of Assets
The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree to properly allocate purchase price consideration. Impairment testing for assets, other than goodwill and indefinite-lived intangible assets, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets.
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or sooner if indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level utilizing a quantitative assessment. We use the market capitalization for estimating the fair value of its reporting unit. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment charge.
The impairment test for indefinite-lived intangible assets consists of a qualitative assessment to evaluate all relevant events and circumstances that could affect the significant inputs used to determine the fair value of indefinite-lived intangible assets.  In performing the qualitative assessment, we consider relevant events and conditions, including but not limited to, macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, and legal and regulatory factors. If the qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than their carrying amounts, we must perform a quantitative impairment test.
Our estimates in the valuation of these assets are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $109 million on our foreign currency derivative contracts outstanding at December 31, 2017 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at December 31, 2017 and 2016. In addition, there was no material equity price risk at December 31, 2017 or 2016.
Foreign Exchange Risk
Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is typically limited to the one business day between setting the foreign exchange rates and clearing the financial transactions. We enter into foreign currency contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than the functional currencies of the entity.
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
As of December 31, 2017, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with our customers. Our derivative contracts are summarized below:

	December 31, 2017		December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$27	$—	$37	$(2)
Commitments to sell foreign currency	968	(26)	777	18
Options to sell foreign currency	27	2	—	—
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

Interest Rate Risk
Our interest rate sensitive assets are our investments in fixed income securities, which we generally hold as available-for-sale investments. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. The fair value and maturity distribution of our available-for-sale investments for fixed income securities as of December 31 was as follows:

			Maturity
		Fair Market Value at December 31, 2017	2018	2019	2020	2021	2022	2023 and there-after
Financial Instrument	Summary Terms
		(in millions)
Municipal securities	Fixed / Variable Interest	$17	$12	$5	$—	$—	$—	$—
Government and agency securities	Fixed / Variable Interest	185	87	59	16	23	—	—
Corporate securities	Fixed / Variable Interest	876	212	277	287	76	23	1
Asset-backed securities	Fixed / Variable Interest	70	3	24	35	8	—	—
Total		$1,148	$314	$365	$338	$107	$23	$1

			Maturity
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2016	2017	2018	2019	2020	2021	2022 and there-after
		(in millions)
Municipal securities	Fixed / Variable Interest	$59	$46	$10	$3	$—	$—	$—
Government and agency securities	Fixed / Variable Interest	166	72	64	4	—	21	5
Corporate securities	Fixed / Variable Interest	855	317	220	180	119	19	—
Asset-backed securities	Fixed / Variable Interest	80	2	20	49	7	2	—
Total		$1,160	$437	$314	$236	$126	$42	$5
We also have time deposits that are classified as held-to-maturity securities. At December 31, 2017 and 2016, the cost which approximates fair value, of our short-term held-to-maturity securities was $700 million and $452 million, respectively. In addition, at December 31, 2016, we held $61 million of long-term held-to-maturity securities. We did not hold any long-term held-to-maturity securities at December 31, 2017.
At December 31, 2017, we have U.S. dollar-denominated and euro-denominated debt, which is subject to interest rate risk. The principal amounts of this debt as well as the effective interest rates and scheduled annual maturities of the principal is included in Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8. See “Future Obligations” for estimated interest payments due by period relating to the U.S. dollar-denominated and euro-denominated debt.
At December 31, 2017, we have the Commercial Paper Program and the Credit Facility which provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. Borrowing rates under the Commercial Paper Program are based on market conditions. Borrowing rates under the Credit Facility are variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. See Note 12 (Debt) to the consolidated financial statements in Part II, Item 8 for additional information on the Credit Facility and the Commercial Paper Program. We had no borrowings under the Commercial Paper Program or the Credit Facility at December 31, 2017 and 2016.
Equity Price Risk
We did not have significant equity price risk as of December 31, 2017 and 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Mastercard Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mastercard Incorporated and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in the 2017 Annual Report under Item 8 on page 58. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2018
We have served as the Company’s auditor since 1989.

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,933	$6,721
Restricted cash for litigation settlement	546	543
Investments	1,849	1,614
Accounts receivable	1,969	1,416
Settlement due from customers	1,375	1,093
Restricted security deposits held for customers	1,085	991
Prepaid expenses and other current assets	1,040	850
Total Current Assets	13,797	13,228
Property, plant and equipment, net	829	733
Deferred income taxes	250	307
Goodwill	3,035	1,756
Other intangible assets, net	1,120	722
Other assets	2,298	1,929
Total Assets	$21,329	$18,675
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$933	$609
Settlement due to customers	1,343	946
Restricted security deposits held for customers	1,085	991
Accrued litigation	709	722
Accrued expenses	3,931	3,318
Other current liabilities	792	620
Total Current Liabilities	8,793	7,206
Long-term debt	5,424	5,180
Deferred income taxes	106	81
Other liabilities	1,438	524
Total Liabilities	15,761	12,991

Commitments and Contingencies

Redeemable Non-controlling Interests	71	—

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,382 and 1,374 shares issued and 1,040 and 1,062 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 14 and 19 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,365	4,183
Class A treasury stock, at cost, 342 and 312 shares, respectively	(20,764)	(17,021)
Retained earnings	22,364	19,418
Accumulated other comprehensive income (loss)	(497)	(924)
Total Stockholders’ Equity	5,468	5,656
Non-controlling interests	29	28
Total Equity	5,497	5,684
Total Liabilities, Redeemable Non-controlling Interests and Equity	$21,329	$18,675

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Net Revenue	$12,497	$10,776	$9,667
Operating Expenses
General and administrative	4,526	3,714	3,341
Advertising and marketing	898	811	821
Depreciation and amortization	436	373	366
Provision for litigation settlements	15	117	61
Total operating expenses	5,875	5,015	4,589
Operating income	6,622	5,761	5,078
Other Income (Expense)
Investment income	56	43	25
Interest expense	(154)	(95)	(61)
Other income (expense), net	(2)	(63)	(84)
Total other income (expense)	(100)	(115)	(120)
Income before income taxes	6,522	5,646	4,958
Income tax expense	2,607	1,587	1,150
Net Income	$3,915	$4,059	$3,808

Basic Earnings per Share	$3.67	$3.70	$3.36
Basic Weighted-Average Shares Outstanding	1,067	1,098	1,134
Diluted Earnings per Share	$3.65	$3.69	$3.35
Diluted Weighted-Average Shares Outstanding	1,072	1,101	1,137

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Net Income	$3,915	$4,059	$3,808
Other comprehensive income (loss):
Foreign currency translation adjustments	565	(275)	(460)
Income tax effect	2	(11)	27
Foreign currency translation adjustments, net of income tax effect	567	(286)	(433)

Translation adjustments on net investment hedge	(236)	60	(40)
Income tax effect	83	(22)	14
Translation adjustments on net investment hedge, net of income tax effect	(153)	38	(26)

Defined benefit pension and other postretirement plans	17	(1)	(19)
Income tax effect	(2)	—	7
Defined benefit pension and other postretirement plans, net of income tax effect	15	(1)	(12)

Reclassification adjustment for defined benefit pension and other postretirement plans	(2)	(1)	80
Income tax effect	1	—	(29)
Reclassification adjustment for defined benefit pension and other postretirement plans, net of income tax effect	(1)	(1)	51

Investment securities available-for-sale	(3)	3	(11)
Income tax effect	2	(1)	—
Investment securities available-for-sale, net of income tax effect	(1)	2	(11)

Reclassification adjustment for investment securities available-for-sale	—	—	15
Income tax effect	—	—	—
Reclassification adjustment for investment securities available-for-sale, net of income tax effect	—	—	15

Other comprehensive income (loss), net of income tax effect	427	(248)	(416)
Comprehensive Income	$4,342	$3,811	$3,392

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests	Total
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2014	$—	$—	$13,169	$(260)	$3,876	$(9,995)	$34	$6,824
Net income	—	—	3,808	—	—	—	—	3,808
Activity related to non-controlling interests	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	(416)	—	—	—	(416)
Cash dividends declared on Class A and Class B common stock, $0.67 per share	—	—	(755)	—	—	—	—	(755)
Purchases of treasury stock	—	—	—	—	—	(3,532)	—	(3,532)
Share-based payments	—	—	—	—	128	5	—	133
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2015	—	—	16,222	(676)	4,004	(13,522)	34	6,062
Net income	—	—	4,059	—	—	—	—	4,059
Activity related to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss), net of tax	—	—	—	(248)	—	—	—	(248)
Cash dividends declared on Class A and Class B common stock, $0.79 per share	—	—	(863)	—	—	—	—	(863)
Purchases of treasury stock	—	—	—	—	—	(3,503)	—	(3,503)
Share-based payments	—	—	—	—	179	4	—	183
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2016	—	—	19,418	(924)	4,183	(17,021)	28	5,684
Net income	—	—	3,915	—	—	—	—	3,915
Activity related to non-controlling interests	—	—	—	—	—	—	1	1
Other comprehensive income (loss), net of tax	—	—	—	427	—	—	—	427
Cash dividends declared on Class A and Class B common stock, $0.91 per share	—	—	(969)	—	—	—	—	(969)
Purchases of treasury stock	—	—	—	—	—	(3,747)	—	(3,747)
Share-based payments	—	—	—	—	182	4	—	186
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$—	$—	$22,364	$(497)	$4,365	$(20,764)	$29	$5,497

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating Activities
Net income	$3,915	$4,059	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,001	860	764
Depreciation and amortization	437	373	366
Share-based compensation	176	149	122
Tax benefit for share-based payments	—	(48)	(42)
Deferred income taxes	86	(20)	(16)
Venezuela charge	167	—	—
Other	59	29	(81)
Changes in operating assets and liabilities:
Accounts receivable	(445)	(338)	(35)
Settlement due from customers	(281)	(10)	(98)
Prepaid expenses	(1,402)	(1,073)	(802)
Accrued litigation and legal settlements	(15)	17	(63)
Accounts payable	290	145	49
Settlement due to customers	394	66	(186)
Accrued expenses	589	520	325
Long-term taxes payable	577	—	—
Net change in other assets and liabilities	7	(194)	(10)
Net cash provided by operating activities	5,555	4,535	4,101
Investing Activities
Purchases of investment securities available-for-sale	(714)	(957)	(974)
Purchases of investments held-to-maturity	(1,145)	(867)	(918)
Proceeds from sales of investment securities available-for-sale	304	277	703
Proceeds from maturities of investment securities available-for-sale	500	339	542
Proceeds from maturities of investments held-to-maturity	1,020	456	857
Purchases of property, plant and equipment	(300)	(215)	(177)
Capitalized software	(123)	(167)	(165)
Acquisition of businesses, net of cash acquired	(1,175)	—	(584)
Investment in nonmarketable equity investments	(147)	(31)	2
Other investing activities	1	(2)	(1)
Net cash used in investing activities	(1,779)	(1,167)	(715)
Financing Activities
Purchases of treasury stock	(3,762)	(3,511)	(3,518)
Proceeds from debt	—	1,972	1,735
Payment of debt	(64)	—	—
Dividends paid	(942)	(837)	(727)
Tax benefit for share-based payments	—	48	42
Tax withholdings related to share-based payments	(47)	(51)	(58)
Cash proceeds from exercise of stock options	57	37	27
Other financing activities	(6)	(2)	(17)
Net cash used in financing activities	(4,764)	(2,344)	(2,516)
Effect of exchange rate changes on cash and cash equivalents	200	(50)	(260)
Net (decrease) increase in cash and cash equivalents	(788)	974	610
Cash and cash equivalents - beginning of period	6,721	5,747	5,137
Cash and cash equivalents - end of period	$5,933	$6,721	$5,747

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the switching (authorization, clearing and settlement) of payment transactions, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including Mastercard®, Maestro® and Cirrus®. The recent acquisition of VocaLink Holdings Limited (“Vocalink”) has expanded the Company’s capability to process automated clearing house (“ACH”) transactions, among other things. As a multi-rail network, Mastercard now offers customers one partner to turn to for their payment needs for both domestic and cross-border transactions. The Company also provides value-added offerings such as safety and security products, information services and consulting, loyalty and reward programs and issuer and acquirer processing. The Company’s networks are designed to ensure safety and security for the global payments system.
A typical transaction on the Company’s core network involves four participants in addition to the Company: account holder (an individual who holds a card or uses another device enabled for payment), merchant, issuer (the account holders’ financial institution) and acquirer (the merchant’s financial institution). The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of the Company’s branded products. In most cases, account holder relationships belong to, and are managed by, the Company’s financial institution customers.
Mastercard generates revenues from assessing its customers based on the gross dollar volume (“GDV”) of activity on the products that carry its brands, from the fees charged to customers for providing transaction processing and from other payment-related products and services.
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2017 and 2016, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Prior to December 31, 2017, the Company included the financial results from its Venezuela subsidiaries in the consolidated financial statements using the consolidation method of accounting. Due to increasing foreign exchange regulations in Venezuela restricting access to U.S. dollars, an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar has impacted the ability to manage risk, process cross-border transactions and satisfy U.S. dollar denominated liabilities related to operations in Venezuela.  As a result of these factors, Mastercard concluded that effective December 31, 2017, it did not meet the accounting criteria for consolidation of these Venezuelan subsidiaries, and therefore would transition to the cost method of accounting as of December 31, 2017. This accounting change resulted in a pre-tax charge of $167 million ($108 million after tax, or $0.10 per diluted share) included in general and administrative expenses in the consolidated statement of operations.
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2017, 2016 and 2015, losses from non-controlling interests were de minimis and, as a result, amounts are included on the consolidated statement of operations within other income (expense).
The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds between 20% and 50% ownership

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is generally derived from transactional information accumulated by Mastercard’s systems or reported by customers. The Company’s revenue is based on the volume of activity on cards that carry the Company’s brands, the number of transactions processed or the nature of other payment-related products and services.
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards. Certain volume-based revenue is based upon information reported by customers. Transaction-based revenue is primarily based on the number and type of transactions and is recognized as revenue in the same period as the related transactions occur. Other payment-related products and services are recognized as revenue in the same period as the related transactions occur or services are rendered.
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
Goodwill and other intangible assets - Indefinite-lived intangible assets consist of goodwill, which represents the synergies expected to arise after the acquisition date and the assembled workforce, and customer relationships. Finite-lived intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, which range from one to twenty years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project.
Impairment of assets - Goodwill and indefinite-lived intangible assets are not amortized and are tested annually for impairment in the fourth quarter, or sooner when circumstances indicate an impairment may exist.  The impairment evaluation for goodwill utilizes a quantitative assessment. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired. If the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fair value of the reporting unit is less than its carrying value, then goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment charge. Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statement of operations.
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
Litigation - The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statement of operations.
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
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed separately as noncurrent assets and liabilities on the consolidated balance sheet. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet.
The Company records interest expense related to income tax matters as interest expense in its consolidated statement of operations. The Company includes penalties related to income tax matters in the income tax provision.
On December 22, 2017, in the U.S., “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, a comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law. Prior to the enactment of the TCJA, the Company did not historically provide for U.S. federal income tax and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries as such earnings were intended to be reinvested indefinitely outside of the U.S. The foreign earnings that the Company had repatriated to the United States, for periods prior to the enactment of the TCJA, were limited to the amount of current year foreign earnings and not made out of historic undistributed accumulated earnings. As of December 31, 2017, the Company has changed its assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain foreign affiliates. As a result of the TCJA and a one-time

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deemed repatriation tax on untaxed accumulated foreign earnings, a provisional amount of U.S. federal and state and local income taxes have been provided on all undistributed foreign earnings. Future distributions from foreign affiliates from earnings which have not already been taxed in the U.S. will be eligible for a 100% dividends received deduction. Beginning in 2018, deferred taxes will be established on the estimated foreign exchange gains or losses for foreign earnings that are not considered permanently reinvested, which will be recognized through cumulative translation adjustments as incurred. The working capital requirements of foreign affiliates will determine the amount of cash to be remitted from respective jurisdictions.
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
Certain assets are measured at fair value on a nonrecurring basis. The Company’s assets measured at fair value on a nonrecurring basis include property, plant and equipment, nonmarketable equity investments, goodwill and other intangible assets. These assets are subject to impairment evaluation and if impaired, would be adjusted to fair value.
The valuation methods for goodwill and other intangible assets acquired in business combinations involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses various valuation techniques to determine fair value, primarily discounted cash flows analysis, relief-from-royalty, and multi-period excess earnings for estimating the fair value of its intangible assets. The Company’s uses market capitalization for estimating the fair value of its reporting unit. As the assumptions employed to measure these assets are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.
Contingent consideration - Certain business combinations involve the potential for future payment of consideration that is contingent upon the achievement of performance milestones. These liabilities are classified within Level 3 of the Valuation Hierarchy as the inputs used to measure fair value are unobservable and require management’s judgment. The fair value of the contingent consideration at the acquisition date and subsequent periods is determined utilizing an income approach based on a Monte Carlo technique and is recorded in other current liabilities and other liabilities on the consolidated balance sheet. Changes to projected performance milestones of the acquired businesses could result in a higher or lower contingent consideration liability. Measurement period adjustments, if any, to the preliminary estimated fair value of contingent consideration as of the acquisition date will be recorded to goodwill, however, changes in fair value as a result of updated assumptions will be recorded in general and administrative expenses on the consolidated statement of operations.
Investment securities - The Company classifies investments in debt and equity securities as available-for-sale. Available-for-sale securities that are available to meet the Company’s current operational needs are classified as current assets. Available-for-sale securities that are not available to meet the Company’s current operational needs are classified as non-current assets on the consolidated balance sheet.

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
The Company evaluates its debt and equity securities for other-than-temporary impairment on an ongoing basis. When there has been a decline in fair value of a debt or equity security below the amortized cost basis, the Company recognizes an other-than-temporary impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis; or (3) it does not expect to recover the entire amortized cost basis of the security. The credit loss component of the impairment would be recognized in other income (expense), net on the consolidated statement of operations while the non-credit loss would remain in accumulated other comprehensive income (loss) until realized from a sale or an other-than-temporary impairment.
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
Derivative financial instruments - The Company records all derivatives at fair value. The Company’s foreign exchange forward and option contracts are included in Level 2 of the Valuation Hierarchy as the fair value of these contracts are based on inputs, which are observable based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company’s derivative contracts hedge foreign exchange risk and are not entered into for trading or speculative purposes. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2017 and 2016.
The Company has numerous investments in its foreign subsidiaries.  The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates.  The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the foreign currency denominated debt are reported in accumulated other comprehensive income (loss) on the consolidated balance sheet as part of the cumulative translation adjustment component of equity. The ineffective portion, if any, is recognized in earnings in the current period. The Company evaluates the effectiveness of the net investment hedge each quarter.
Settlement due from/due to customers - The Company operates systems for clearing and settling payment transactions among customers. Net settlements are generally cleared daily among customers through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to customers.
Restricted security deposits held for customers - Mastercard requires collateral from certain customers for settlement of their transactions. The majority of collateral for settlement is in the form of standby letters of credit and bank guarantees which are not recorded on the consolidated balance sheet. Additionally, Mastercard holds cash deposits and certificates of deposit from certain customers of Mastercard as collateral for settlement of their transactions, which are recorded as assets on the consolidated balance sheet. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet.
Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and amortization of capital leases is included in depreciation and amortization expense on the consolidated balance sheet.
The useful lives of the Company’s assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30 years
Building equipment	10 - 15 years
Furniture and fixtures and equipment	3 - 5 years
Leasehold improvements	Shorter of life of improvement or lease term
Capital leases	Shorter of life of the asset or lease term

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases - The Company enters into operating and capital leases for the use of premises and equipment. Rent expense related to lease agreements that contain lease incentives is recorded on a straight-line basis over the term of the lease.
Pension and other postretirement plans - The Company recognizes the funded status of its single-employer defined benefit pension plans or postretirement plans as assets or liabilities on its consolidated balance sheet and recognizes changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of the pension assets. Overfunded plans are aggregated and recorded in long-term other assets, while underfunded plans are aggregated and recorded as accrued expenses and long-term other liabilities on the consolidated balance sheet.
Net periodic pension and postretirement benefit cost/(income) is recognized in general and administrative expenses on the consolidated statement of operations. These costs include service costs, interest cost, expected return on plan assets, amortization of prior service costs or credits and gains or losses previously recognized as a component of accumulated other comprehensive income (loss).
Defined contribution plans - The Company’s contributions to defined contribution plans are recorded when employees render service to the Company. The charge is recorded in general and administrative expenses on the consolidated statement of operations.
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
Share-based payments - The Company measures share-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over the requisite employee service period. The Company estimates the fair value of its non-qualified stock option awards (“Options”) using a Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model is used to determine the grant date fair value of performance stock units (“PSUs”) granted. All share-based compensation expenses are recorded in general and administrative expenses on the consolidated statement of operations.
Redeemable non-controlling interests - The Company’s business combinations may include provisions allowing non-controlling equity owners the ability to require the Company purchase additional interests in the subsidiary at their discretion. These interests are initially recorded at fair value and in subsequent reporting periods are accreted or adjusted to their estimated redemption value. These adjustments to the redemption value will impact retained earnings or additional paid-in capital on the consolidated balance sheet, but will not impact the consolidated statement of operations. The redeemable non-controlling interests are considered temporary and reported outside of permanent equity on the consolidated balance sheet at the greater of the carrying amount adjusted for the non-controlling interest’s share of net income (loss) or its redemption value.
Earnings per share - The Company calculates basic earnings per share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options and unvested stock units using the treasury stock method. The Company may be required to calculate EPS using the two-class method as a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result of its redeemable non-controlling interests. If redemption value exceeds the fair value of the redeemable non-controlling interests, the excess would be a reduction to net income for the EPS calculation. For 2017, 2016 and 2015, there was no impact to EPS for adjustments related to redeemable non-controlling interests.
Recent accounting pronouncements
Derivatives and Hedging - In August 2017, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to improve and simplify existing guidance to allow companies to better reflect their risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. This guidance is effective for periods beginning after December 15, 2018 and early adoption is permitted. The Company currently does not account for its foreign currency derivative contracts under hedge accounting and does not expect the standard to have an impact to the Company. For a more detailed discussion of the Company’s foreign exchange risk management activities, refer to Note 20 (Foreign Exchange Risk Management).
Net periodic pension cost and net periodic postretirement benefit cost - In March 2017, the FASB issued accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component is required to be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of the net periodic benefit costs are required to be presented in the consolidated statement of operations separately from the service cost component and outside of operating income. This guidance is required to be applied retrospectively. This guidance is effective for periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The Company does not expect the impacts of this standard to be material. Refer to Note 11 (Pension, Postretirement and Savings Plans) for the components of the Company’s net periodic pension cost and net periodic postretirement benefit costs.
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
Intra-entity asset transfers - In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance effective January 1, 2018. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements. However, the Company expects that it will recognize a cumulative-effect adjustment to retained earnings upon adoption of the new guidance related to certain tax activity resulting from intra-entity asset transfers occurring before the date of adoption. For a more detailed discussion of an intra-entity transfer of intellectual property that occurred in 2014, refer to Note 17 (Income Taxes).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based payments - In March 2016, the FASB issued accounting guidance related to share-based payments to employees. The Company adopted this guidance on January 1, 2017. The adoption had the following impacts on the consolidated financial statements:

•
The Company is required to recognize the excess tax benefits and deficiencies from share-based awards on the consolidated statement of operations in the period in which they occurred rather than in additional paid-in-capital on the consolidated balance sheet. For the year ended December 31, 2017, the Company recorded excess tax benefits of $49 million within income tax expense on the consolidated statement of operations. The Company is also required to revise its calculation of diluted weighted-average shares outstanding by excluding the tax effects from the assumed proceeds available to repurchase shares. For the year ended December 31, 2017, diluted weighted-average shares outstanding included an additional 1 million shares as a result of the change in this calculation. For the year ended December 31, 2017, the net impact of adoption resulted in an increase of $0.04 to diluted EPS. Lastly, the Company is required to change the classification of these tax effects on the consolidated statement of cash flows and classify them as an operating activity rather than as a financing activity. Each of these above items have been adopted prospectively.

•
Retrospectively, the Company is required to change its classification of cash paid for employees’ withholding tax related to equity awards as a financing activity rather than as an operating activity on the consolidated statement of cash flows. As a result of this change in classification, cash provided by operating activities and cash used in financing activities on the consolidated statement of cash flows increased by $51 million and $58 million for the years ended December 31, 2016 and 2015, respectively.

•
This guidance allows a company-wide accounting policy election either to continue estimating forfeitures each period or to account for forfeitures as they occur. The Company elected to continue its existing practice to estimate the number of awards that will be forfeited. There was no impact on its consolidated financial statements.

Leases - In February 2016, the FASB issued accounting guidance that will change how companies account for and present lease arrangements. This guidance requires companies to recognize leased assets and liabilities for both financing and operating leases. This guidance is effective for periods after December 15, 2018 and early adoption is permitted. Companies are required to adopt the guidance using a modified retrospective method. The Company expects to adopt this guidance effective January 1, 2019. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements.
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making this guidance effective for fiscal years beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 under the modified retrospective transition method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. The comparative information will not be restated and will be reported under the accounting standards in effect for those periods. This new revenue guidance will primarily impact the timing of certain incentives which will be recognized over the life of the contract versus as earned by the customer. In addition, the Company will account for certain market development fund contributions and expenditures on a gross basis, instead of net, resulting in an increase to both revenues and expenses. Upon adoption of the standard, the estimated impact on the Company’s consolidated financial statements is expected to be an increase of approximately $300 million in net revenue and $200 million in operating expenses in 2018. This estimate could change and is dependent upon how customer deals will be executed throughout 2018.
Note 2. Acquisitions
In 2017, the Company acquired businesses for total consideration of $1.5 billion, representing both cash and contingent consideration. For the businesses acquired, Mastercard allocated the values associated with the assets, liabilities and redeemable non-controlling interests based on their respective fair values on the acquisition dates. Refer to Note 1 (Summary of Significant Accounting Policies), for the valuation techniques Mastercard utilizes to fair value the assets and liabilities acquired in business combinations. The residual value allocated to goodwill is not expected to be deductible for local tax purposes.

For acquisitions occurring in 2017, the Company is evaluating and finalizing the purchase price accounting; however, the preliminary estimated fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below:

(in millions)
Cash consideration	$1,286
Contingent consideration	202
Redeemable non-controlling interests	69
Gain on previously held minority interest	14
Total fair value of businesses acquired	$1,571

Assets:
Cash and cash equivalents	$111
Other current assets	110
Other intangible assets	488
Goodwill	1,136
Other assets	91
Total assets	1,936

Liabilities:
Short-term debt[1]	64
Other current liabilities	170
Net pension liability	66
Other liabilities	65
Total liabilities	365

Net assets acquired	$1,571

1 The short-term debt assumed through acquisitions was repaid during the second quarter of 2017.
The following table summarizes the identified intangible assets acquired:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(Years)
Developed technologies	$319	7.5
Customer relationships	166	9.9
Other	3	1.4
Other intangible assets	$488	8.3
For the businesses acquired in 2017, the largest acquisition relates to Vocalink, a payment systems and ATM switching platform operator, located principally in the U.K. On April 28, 2017, Mastercard acquired 92.4% controlling interest in Vocalink for cash consideration of £719 million ($929 million as of the acquisition date). In addition, the Vocalink sellers have the potential to earn additional contingent consideration up to £169 million (approximately $228 million as of December 31, 2017) if certain revenue targets are met in 2018. Refer to Note 5 (Fair Value and Investment Securities) for additional information related to the fair value of contingent consideration.
A majority of Vocalink’s shareholders have retained a 7.6% ownership for at least three years, which is recorded as redeemable non-controlling interests on the consolidated balance sheet. These remaining shareholders have a put option to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter (the “Third Anniversary Option” and “Fifth Anniversary Option”, respectively).  The Third Anniversary Option is exercisable at a fixed price of £58 million (approximately $78 million as of December 31, 2017) (“Fixed Price”). The Fifth Anniversary Option is exercisable at the greater of the Fixed Price or fair value. Additionally, Mastercard has a call option to purchase the remaining interest from Vocalink’s shareholders on the fifth anniversary of the transaction and quarterly thereafter, which is exercisable at the greater of the Fixed Price or fair value. The fair value of the redeemable non-controlling interests was determined utilizing a market approach, which extrapolated the consideration transferred that was discounted for lack of control and marketability. The rollforward of redeemable non-controlling interests was not included as the activity was not considered to be material.

In 2015, the Company acquired two businesses for $609 million in cash. For these acquisitions, the Company recorded $481 million as goodwill representing the aggregate excess of the purchase consideration over the fair value of the net assets acquired. A portion of the goodwill related to the 2015 acquisitions is expected to be deductible for local tax purposes.
The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to the acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2017	2016	2015
	(in millions, except per share data)
Numerator
Net income	$3,915	$4,059	$3,808
Denominator
Basic weighted-average shares outstanding	1,067	1,098	1,134
Dilutive stock options and stock units	5	3	3
Diluted weighted-average shares outstanding [1]	1,072	1,101	1,137
Earnings per Share
Basic	$3.67	$3.70	$3.36
Diluted	$3.65	$3.69	$3.35
Note: Table may not sum due to rounding.
1 For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2017	2016	2015
	(in millions)
Cash paid for income taxes, net of refunds	$1,893	$1,579	$1,097
Cash paid for interest	135	74	44
Cash paid for legal settlements	47	101	124
Non-cash investing and financing activities
Dividends declared but not yet paid	263	238	212
Capital leases and other	30	3	10
Fair value of assets acquired, net of cash acquired	1,825	—	626
Fair value of liabilities assumed related to acquisitions	365	—	42
Note 5. Fair Value and Investment Securities
Financial Instruments - Recurring Measurements
The Company classifies its fair value measurements of financial instruments within the Valuation Hierarchy. There were no transfers made among the three levels in the Valuation Hierarchy for 2017.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	December 31, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$17	$—	$17	$—	$59	$—	$59
Government and agency securities	81	104	—	185	49	117	—	166
Corporate securities	—	876	—	876	—	855	—	855
Asset-backed securities	—	70	—	70	—	80	—	80
Equity securities	1	—	—	1	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	6	—	6	—	29	—	29
Deferred compensation plan [3]:
Deferred compensation assets	55	—	—	55	—	—	—	—

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(30)	$—	$(30)	$—	$(13)	$—	$(13)
Deferred compensation plan [4]:
Deferred compensation liabilities	(54)	—	—	(54)	(43)	—	—	(43)
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
3 The Company has a nonqualified deferred compensation plan where assets are invested primarily in mutual funds held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for these mutual funds, which are measured using quoted prices of identical instruments in active markets and are included in prepaid expenses and other current assets on the consolidated balance sheet. The Company had previously invested in corporate-owned life insurance contracts that were recorded at cash surrender value. The contracts were terminated during the third quarter of 2017.
4 The deferred compensation liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. They are included in other liabilities on the consolidated balance sheet.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At December 31, 2017 and 2016, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 19 (Settlement and Other Risk Management).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At December 31, 2017 and 2016, the Company held $700 million and $452 million, respectively, of short-term held-to-maturity securities. In addition, at December 31, 2016, the Company held $61 million of long-term held-to-maturity securities included in other assets on the consolidated balance sheet. The Company did not hold any long-term held-to-maturity securities at December 31, 2017. The cost of these securities approximates fair value.
Nonmarketable Equity Investments
The Company’s nonmarketable equity investments are measured at fair value at initial recognition and for impairment testing. These investments are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. These investments are included in other assets on the consolidated balance sheet and in Note 6 (Prepaid Expenses and Other Assets).
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At December 31, 2017, the carrying value and fair value of long-term debt was $5.4 billion and $5.7 billion, respectively. At December 31, 2016, the carrying value and fair value of long-term debt was $5.2 billion and $5.3 billion, respectively.
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
The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. The activity of the Company’s contingent consideration liability for 2017 was as follows:

(in millions)
Balance at December 31, 2016	$—
Preliminary estimated fair value as of acquisition date for businesses acquired	202
Net change in valuation	7
Foreign currency translation	10
Balance at December 31, 2017	$219

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of December 31, 2017 and 2016 were as follows:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$17	$—	$—	$17	$59	$—	$—	$59
Government and agency securities	185	—	—	185	165	1	—	166
Corporate securities	875	2	(1)	876	853	3	(1)	855
Asset-backed securities	70	—	—	70	80	—	—	80
Equity securities	—	1	—	1	2	—	—	2
Total	$1,147	$3	$(1)	$1,149	$1,159	$4	$(1)	$1,162
The Company’s available-for-sale investment securities held at December 31, 2017 and 2016, primarily carried a credit rating of A-, or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2017 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$314	$314
Due after 1 year through 5 years	832	833
Due after 5 years through 10 years	1	1
Due after 10 years	—	—
No contractual maturity [1]	—	1
Total	$1,147	$1,149
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for 2017, 2016 and 2015 were not significant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2017	2016
	(in millions)
Customer and merchant incentives	$464	$479
Prepaid income taxes	77	118
Other	499	253
Total prepaid expenses and other current assets	$1,040	$850
Other assets consisted of the following at December 31:

	2017	2016
	(in millions)
Customer and merchant incentives	$1,434	$1,134
Nonmarketable equity investments	249	132
Prepaid income taxes	352	325
Income taxes receivable	178	175
Other	85	163
Total other assets	$2,298	$1,929
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.
Nonmarketable equity investments represent the Company’s cost and equity method investments. For the year ended December 31, 2017, the Company invested $147 million in nonmarketable cost method equity investments.
Non-current prepaid income taxes, included in the other asset table above, primarily consists of taxes paid in 2014 relating to the deferred charge resulting from the reorganization of the Company’s legal entity and tax structure to better align with its business footprint of its non-U.S. operations. See Note 17 (Income Taxes) for further discussion of this deferred charge.
Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2017	2016
	(in millions)
Building, building equipment and land	$455	$534
Equipment	841	606
Furniture and fixtures	81	63
Leasehold improvements	166	133
Property, plant and equipment	1,543	1,336
Less: accumulated depreciation and amortization	(714)	(603)
Property, plant and equipment, net	$829	$733
As of December 31, 2017 and 2016, capital leases of $32 million and $23 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $18 million and $16 million as of December 31, 2017 and 2016, respectively.
Depreciation and amortization expense for the above property, plant and equipment was $185 million, $151 million and $131 million for 2017, 2016 and 2015, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in millions)
Beginning balance	$1,756	$1,891
Additions	1,136	8
Foreign currency translation	143	(143)
Ending balance	$3,035	$1,756
The Company had no accumulated impairment losses for goodwill at December 31, 2017. Based on annual impairment testing, the Company’s goodwill is not impaired.
Note 9. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets
Capitalized software	$1,572	$(888)	$684	$1,210	$(768)	$442
Trademarks and tradenames	30	(29)	1	26	(22)	4
Customer relationships	473	(214)	259	283	(162)	121
Other	27	(26)	1	23	(22)	1
Total	2,102	(1,157)	945	1,542	(974)	568
Unamortized intangible assets
Customer relationships	175	—	175	154	—	154
Total	$2,277	$(1,157)	$1,120	$1,696	$(974)	$722
The increase in the gross carrying amount of amortized intangible assets in 2017 was primarily related to the businesses acquired in 2017. See Note 2 (Acquisitions) for further details. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2017, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
Amortization on the assets above amounted to $252 million, $221 million and $235 million in 2017, 2016 and 2015, respectively. The following table sets forth the estimated future amortization expense on amortizable intangible assets on the consolidated balance sheet at December 31, 2017 for the years ending December 31:

(in millions)
2018	$257
2019	214
2020	147
2021	82
2022 and thereafter	245
$945

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2017	2016
	(in millions)
Customer and merchant incentives	$2,648	$2,286
Personnel costs	613	496
Advertising	88	71
Income and other taxes	194	161
Other	388	304
Total accrued expenses	$3,931	$3,318
As of December 31, 2017 and 2016, the Company’s provision for litigation was $709 million and $722 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 18 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.
Note 11. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension, postretirement, savings and other postemployment benefit plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $84 million, $73 million and $61 million in 2017, 2016 and 2015, respectively.
Defined Benefit and Other Postretirement Plans
In 2015, the Company terminated its non-contributory, qualified, U.S. defined benefit pension plan (the “U.S. Employee Pension Plan”). Participants had the option to receive a lump sum distribution or to participate in an annuity with a third-party insurance company. As a result of this termination, the Company settled its obligation for $287 million, which resulted in a pension settlement charge of $79 million recorded in general and administrative expense during 2015.
The Company also sponsors pension and postretirement plans for non-U.S. employees (the “non-U.S. Plans”) that cover various benefits specific to their country of employment.
In April 2017, the Company acquired a majority interest in Vocalink. Vocalink has a defined benefit pension plan (the “Vocalink Plan”) which is closed to new entrants and future accruals as of July 21, 2013, however, plan participants’ obligations are adjusted for future salary changes. The Company has agreed to make contributions of £15 million (approximately $20 million as of December 31, 2017) annually until March 2020. See Note 2 (Acquisitions) for additional information on the Vocalink acquisition.
The term “Pension Plans” includes the non-U.S. Plans, the Vocalink Plan and the U.S. Employee Pension Plan.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007 (the “Postretirement Plan”).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses a December 31 measurement date for the Pension Plans and its Postretirement Plan (collectively the “Plans”). The Company recognizes the funded status of its Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheet. The following table sets forth the Plans’ funded status, key assumptions and amounts recognized in the Company’s consolidated balance sheet at December 31:

	Pension Plans		Postretirement Plan
	2017	2016	2017	2016
	(in millions, except percentages)
Change in benefit obligation
Benefit obligation at beginning of year	$46	$36	$59	$59
Benefit obligation acquired during the year	410	—	—	—
Service cost	9	10	1	1
Interest cost	8	1	2	2
Actuarial (gain) loss	(44)	2	3	1
Benefits paid	(12)	(2)	(4)	(4)
Transfers in	3	1	—	—
Foreign currency translation	48	(2)	—	—
Benefit obligation at end of year	468	46	61	59

Change in plan assets
Fair value of plan assets at beginning of year	33	27	—	—
Fair value of plan assets acquired during the year	344	—	—	—
Actual gain (loss) on plan assets	(4)	1	—	—
Employer contributions	23	7	4	4
Benefits paid	(12)	(2)	(4)	(4)
Transfers in	3	1	—	—
Foreign currency translation	40	(1)	—	—
Fair value of plan assets at end of year	427	33	—	—
Funded status at end of year	$(41)	$(13)	$(61)	$(59)

Amounts recognized on the consolidated balance sheet consist of:
Other liabilities, short-term	$—	$—	$(3)	$(3)
Other liabilities, long-term	(41)	(13)	(58)	(56)
	$(41)	$(13)	$(61)	$(59)

Accumulated other comprehensive income consists of:
Net actuarial (gain) loss	$(22)	$—	$(5)	$(10)
Prior service credit	—	—	(8)	(10)
Balance at end of year	$(22)	$—	$(13)	$(20)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate
Non-U.S. Plans	1.80%	1.60%	*	*
Vocalink Plan	2.80%	*	*	*
Postretirement Plan	*	*	3.50%	4.00%

Rate of compensation increase
Non-U.S. Plans	2.60%	2.59%	*	*
Vocalink Plan	3.85%	*	*	*
Postretirement Plan	*	*	3.00%	3.00%
* Not applicable

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each of the Pension Plans had benefit obligations in excess of plan assets at December 31, 2017 and 2016. Information on the Pension Plans were as follows:

	2017	2016
	(in millions)
Projected benefit obligation	$468	$46
Accumulated benefit obligation	428	46
Fair value of plan assets	427	33
Components of net periodic benefit cost recorded in general and administrative expenses were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plan
	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost	$9	$10	$9	$1	$1	$1
Interest cost	8	1	1	2	2	3
Expected return on plan assets	(13)	(1)	(1)	—	—	—
Curtailment gain	—	—	1	—	—	—
Amortization of actuarial loss	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	(2)	(1)	—
Pension settlement charge	—	—	79	—	—	—
Net periodic benefit cost	$4	$10	$89	$1	$2	$4
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plan
	2017	2016	2015	2017	2016	2015
	(in millions)
Curtailment gain	$—	$—	$(1)	$—	$—	$—
Current year actuarial (gain) loss	(22)	1	—	5	—	8
Current year prior service credit	—	—	—	—	—	11
Amortization of prior service credit	—	—	—	2	1	—
Pension settlement charge	—	—	(79)	—	—	—
Total recognized in other comprehensive income (loss)	$(22)	$1	$(80)	$7	$1	$19
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(18)	$11	$9	$8	$3	$23
The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows:

	Pension Plans	Postretirement Plan
	(in millions)
Prior service credit	$—	$(1)

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plan
	2017	2016	2015	2017	2016	2015
Discount rate
Non-U.S. Plans	1.60%	1.85%	2.00%	*	*	*
Vocalink Plan	2.50%	*	*	*	*	*
Postretirement Plan	*	*	*	4.00%	4.25%	4.00%
Expected return on plan assets
Non-U.S. Plans	3.25%	3.25%	3.25%	*	*	*
Vocalink Plan	4.75%	*	*	*	*	*
Postretirement Plan	*	*	*	*	*	*
Rate of compensation increase
Non-U.S. Plans	2.59%	2.64%	2.92%	*	*	*
Vocalink Plan	3.95%	*	*	*	*	*
Postretirement Plan	*	*	*	3.00%	3.00%	3.00%
* Not applicable
The Company’s discount rate assumptions are based on yield curves derived from high quality corporate bonds, which are matched to the expected cash flows to each of the respective Plans.
The expected return on plan assets assumptions are derived using the current and expected asset allocations of the Pension Plan assets and considering historical as well as expected returns on various classes of plan assets.
The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2017	2016
Health care cost trend rate assumed for next year	6.50%	7.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	3	4
The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2017 would have a $5 million increase and $4 million decrease effect with a one-percentage point increase and decrease, respectively, in the benefit obligation. The effect on total service and interest cost components would be less than $1 million.
Assets
Plan assets are managed with a long-term perspective intended to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the Pension Plans. The Vocalink Plan assets are managed within the following target asset allocations: non-government fixed income 37%, government securities (including U.K. governmental bonds) 28%, investment funds 25% and other 10%. The investment funds are currently comprised of approximately 40% derivatives, 30% equity, 15% fixed income and 15% other. For the non-U.S. Plans the assets are concentrated 100% in Insurance Contracts.
The Valuation Hierarchy of the Pension Plans’ assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies) for additional information.
Cash and cash equivalents and other public investment vehicles (including certain mutual funds and government and agency securities) are valued at quoted market prices, which represent the net asset value of the shares held by the Vocalink Plan, and are therefore included in Level 1 of the Valuation Hierarchy. Certain other mutual funds (including commingled funds),

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

governmental and agency securities and insurance contracts are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors, and are therefore included in Level 2 of the Valuation Hierarchy. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value. A separate roll-forward of Level 3 plan assets measured at fair value is not presented as activities during 2017 and 2016 were immaterial.
The following tables set forth by level, within the Valuation Hierarchy, the Pension Plans’ assets at fair value as of December 31, 2017 and 2016:

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Cash and cash equivalents	$21	$—	$—	$21
Government and agency securities	21	95	—	116
Mutual funds	146	28	—	174
Insurance contracts	—	45	—	45
Asset-backed securities	—	—	31	31
Other	2	16	22	40
Total	$190	$184	$53	$427

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Insurance contracts	$—	$33	$—	$33
Total	$—	$33	$—	$33
The following table summarizes expected benefit payments through 2026 for the Pension Plans and the Postretirement Plans, including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments for the Pension Plans are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

	Pension Plans	Postretirement Plan
	(in millions)
2018	$11	$3
2019	15	3
2020	10	3
2021	10	4
2022	11	4
2023- 2026	45	14

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Debt
Long-term debt consisted of the following at December 31:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	2017	2016
				(in millions, except percentages)
2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	$650	$650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	839	738
			2027	800	2.100%	2.189%	958	843
			2030	150	2.500%	2.562%	180	158
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	500	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							5,477	5,239
Less: Unamortized discount and debt issuance costs							(53)	(59)
Long-term debt							$5,424	$5,180
The net proceeds, after deducting the original issue discount, underwriting discount and offering expenses, from the issuance of the 2016 USD Notes, the 2015 Euro Notes and the 2014 USD Notes (collectively the “Notes”), were $1.969 billion, $1.723 billion and $1.484 billion, respectively.
The Company is not subject to any financial covenants under the Notes. The Notes may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the Notes are to be used for general corporate purposes.
Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2017 are summarized below. Amounts exclude capital lease obligations disclosed in Note 16 (Commitments).

(in millions)
2018	$—
2019	500
2020	—
2021	650
2022	839
Thereafter	3,488
Total	$5,477
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”). Under which it is authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are available in U.S. dollars and/or euros. In October 2017, the Company extended the Credit Facility for an additional year to October 2022. The extension did not result in any material changes to the terms and conditions of the Credit Facility. The facility fee and borrowing cost under the Credit Facility

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are based upon the Company’s credit rating. At December 31, 2017, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 79.5 basis points, or an alternative base rate. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Mastercard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2017 and 2016. The majority of Credit Facility lenders are customers or affiliates of customers of Mastercard.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. Mastercard had no borrowings under the Credit Facility and the Commercial Paper Program at December 31, 2017 and 2016.
In June 2015, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
Note 13. Stockholders’ Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2017 and 2016, respectively. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2017		2016
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	88.0%	89.2%	87.7%	89.3%
Principal or Affiliate Customers (Class B stockholders)	1.4%	—%	1.8%	—%
Mastercard Foundation (Class A stockholders)	10.6%	10.8%	10.5%	10.7%
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mastercard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to Mastercard Foundation. Mastercard Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, Mastercard Foundation became able to resell the donated shares in May 2010 to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, Mastercard Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, Mastercard Foundation obtained permission from the Canadian tax authorities to defer the giving requirements until 2021. Mastercard Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. Mastercard Foundation will be permitted to sell all of its remaining shares beginning May 1, 2027.
Stock Repurchase Programs
The Company’s Board of Directors have approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock.  These programs become effective after the completion of the previously authorized share repurchase program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2017, as well as historical purchases:

Board authorization dates	December 2017	December 2016	December 2015	December 2014	December 2013

Date program became effective	N/A 1	April 2017	February 2016	January 2015	January 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$4,000	$3,750	$3,500	$19,250
Dollar-value of shares repurchased in 2015	$—	$—	$—	$3,243	$275	$3,518
Remaining authorization at December 31, 2015	$—	$—	$4,000	$507	$—	$4,507
Dollar-value of shares repurchased in 2016	$—	$—	$3,004	$507	$—	$3,511
Remaining authorization at December 31, 2016	$—	$4,000	$996	$—	$—	$4,996
Dollar-value of shares repurchased in 2017	$—	$2,766	$996	$—	$—	$3,762
Remaining authorization at December 31, 2017	$4,000	$1,234	$—	$—	$—	$5,234

Shares repurchased in 2015	—	—	—	35.1	3.2	38.3
Average price paid per share in 2015	$—	$—	$—	$92.39	$84.31	$91.70
Shares repurchased in 2016	—	—	31.2	5.7	—	36.9
Average price paid per share in 2016	$—	$—	$96.15	$89.76	$—	$95.18
Shares repurchased in 2017	—	21.0	9.1	—	—	30.1
Average price paid per share in 2017	$—	$131.97	$109.16	$—	$—	$125.05
Cumulative shares repurchased through December 31, 2017	—	21.0	40.4	40.8	45.8	148.0
Cumulative average price paid per share	$—	$131.97	$99.10	$92.03	$76.42	$94.78

1 The December share repurchase program will become effective after completion of the December 2016 share repurchase program.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the years ended December 31:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2014	1,115.4	37.2
Purchases of treasury stock	(38.3)	—
Share-based payments	2.0	—
Conversion of Class B to Class A common stock	15.9	(15.9)
Balance at December 31, 2015	1,095.0	21.3
Purchases of treasury stock	(36.9)	—
Share-based payments	2.3	—
Conversion of Class B to Class A common stock	2.0	(2.0)
Balance at December 31, 2016	1,062.4	19.3
Purchases of treasury stock	(30.1)	—
Share-based payments	2.2	—
Conversion of Class B to Class A common stock	5.2	(5.2)
Balance at December 31, 2017	1,039.7	14.1
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017 and 2016 were as follows:

	Foreign Currency Translation Adjustments[1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans[2]	Investment Securities Available-for-Sale[3]	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Other comprehensive income (loss)	(286)	38	(2)	2	(248)
Balance at December 31, 2016	(949)	12	11	2	(924)
Other comprehensive income (loss)	567	(153)	14	(1)	427
Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
1 During 2016, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the devaluation of the British pound and euro. During 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.
2 During 2016, deferred gains related to the Company’s postretirement plans, reclassified from accumulated other comprehensive income (loss) to earnings, were $1 million before and after tax. During 2017, the decrease in other comprehensive loss related to the Company’s postretirement plan was driven by a tax deferred gain primarily related to a defined benefit pension plan, acquired as part of Vocalink. See Note 11 (Pension, Postretirement and Savings Plans) for additional information. In addition, deferred gains related to the Company’s postretirement plans, reclassified from accumulated other comprehensive income (loss) to earnings, were $2 million before tax and $1 million after tax.
3 During 2016 and 2017, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not significant.
Note 15. Share-Based Payments
In May 2006, the Company implemented the Mastercard Incorporated 2006 Long Term Incentive Plan, which was amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

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
For all awards granted prior to March 2017, a participant’s unvested awards are forfeited upon termination of employment. For all awards granted on or after March 1, 2017, in the event of termination due to job elimination (as defined by the Company), a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than six months (seven months for those granted on or after March 1, 2017) after receiving the award, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than six months (or seven months for grants awarded on or after March 1, 2017).
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
Stock Options
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2017	2016	2015
Risk-free rate of return	2.0%	1.3%	1.5%
Expected term (in years)	5.00	5.00	5.00
Expected volatility	19.3%	23.3%	20.6%
Expected dividend yield	0.8%	0.8%	0.7%
Weighted-average fair value per Option granted	$21.23	$18.58	$17.29
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2017	8.3	$65
Granted	1.7	$112
Exercised	(1.3)	$43
Forfeited/expired	(0.1)	$98
Outstanding at December 31, 2017	8.6	$77	6.6	$639
Exercisable at December 31, 2017	4.6	$59	5.2	$424
Options vested and expected to vest at December 31, 2017	8.5	$77	6.6	$634
As of December 31, 2017, there was $32 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes the Company’s RSU activity for the year ended December 31, 2017:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2017	4.1	$86
Granted	1.4	$112
Converted	(1.2)	$76
Forfeited	(0.2)	$95
Outstanding at December 31, 2017	4.1	$97	$623
RSUs vested and expected to vest at December 31, 2017	4.0	$97	$599
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2017, there was $156 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units
The following table summarizes the Company’s PSU activity for the year ended December 31, 2017:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2017	0.4	$90
Granted	0.2	$126
Converted	(0.1)	$78
Outstanding at December 31, 2017	0.5	$105	$74
PSUs vested and expected to vest at December 31, 2017	0.5	$105	$72
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
Compensation expenses for PSUs are recognized over the requisite service period if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2017, there was $13 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.6 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2017	2016	2015
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$176	$148	$122
Income tax benefit recognized for equity awards	57	49	41
Income tax benefit realized related to Options exercised	36	31	19

Options:
Total intrinsic value of Options exercised	106	86	57
RSUs:
Weighted-average grant-date fair value of awards granted	112	91	88
Total intrinsic value of RSUs converted into shares of Class A common stock	131	122	135
PSUs:
Weighted-average grant-date fair value of awards granted	126	92	99
Total intrinsic value of PSUs converted into shares of Class A common stock	13	25	24
Note 16. Commitments
At December 31, 2017, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2018	$456	$4	$64	$388
2019	265	4	36	225
2020	196	4	41	151
2021	98	—	20	78
2022	38	—	6	32
Thereafter	35	—	34	1
Total	$1,088	$12	$201	$875
Included in the table above are capital leases with a net present value of minimum lease payments of $11 million. In addition, at December 31, 2017, $20 million of the future minimum payments in the table above for sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space was $77 million, $62 million and $52 million for 2017, 2016 and 2015, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $22 million, $19 million and $17 million for 2017, 2016 and 2015, respectively.
Note 17. Income Taxes
On December 22, 2017, in the U.S., the TCJA was enacted into law. The TCJA represents significant changes to the U.S. internal revenue code and, among other things:

•	lowers the corporate income tax rate from 35% to 21%

•	imposes a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”)

•	provides for a 100% dividends received deduction on dividends from foreign affiliates

•	requires a current inclusion in U.S. federal taxable income of earnings of foreign affiliates that are determined to be global intangible low taxed income or “GILTI”

•	creates the base erosion anti-abuse tax, or “BEAT”

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	provides for an effective tax rate of 13.125% for certain income derived from outside of the U.S. (referred to as foreign derived intangible income or “FDII”)

•	introduces further limitations on the deductibility of executive compensation

•	permits 100% expensing of qualifying fixed assets acquired after September 27, 2017

•	limits the deductibility of interest expense in certain situations

•	eliminates the domestic production activities deduction
While the effective date of the law for most provisions is January 1, 2018, GAAP requires the resulting tax effects be accounted for in the reporting period of enactment. This includes the Transition Tax, the remeasurement of the Company’s net deferred tax asset balance in the U.S., the dilution of foreign tax credit benefits on the repatriation of current year foreign earnings and the recognition of a deferred tax liability resulting from the change in the Company’s indefinite reinvestment assertion for certain foreign affiliates. The impact of the TCJA is discussed further below. Also, on December 22, 2017, SEC staff issued Staff Accounting Bulletin No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which will allow registrants to record provisional amounts during a measurement period, which is not to extend beyond one year. Accordingly, amounts reflected below may require further adjustments due to evolving analysis and interpretations of law, including issuance by the Internal Revenue Service (the “IRS”) and The Department of Treasury (“Treasury”) of Notices, regulations and, potentially, direct discussions with Treasury, as well as interpretations of how accounting for income taxes should be applied to the TCJA.
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2017	2016	2015
		(in millions)
United States	$3,482	$3,736	$3,399
Foreign	3,040	1,910	1,559
Income before income taxes	$6,522	$5,646	$4,958
The total income tax provision for the years ended December 31 is comprised of the following components:

	2017	2016	2015
		(in millions)
Current
Federal	$1,704	$1,074	$677
State and local	65	36	45
Foreign	752	497	444
	2,521	1,607	1,166
Deferred
Federal	134	(6)	4
State and local	1	(2)	(3)
Foreign	(49)	(12)	(17)
	86	(20)	(16)
Income tax expense	$2,607	$1,587	$1,150
As of December 31, 2017, a provisional amount of U.S. federal and state and local income taxes of $36 million has been provided on a substantial amount of the Company’s undistributed foreign earnings. This deferred tax charge has been established primarily on the estimated foreign exchange gain which will be recognized when such earnings are repatriated. The Company expects that foreign withholding taxes associated with these future repatriated earnings will not be material. Based upon the ongoing review of business requirements and capital needs of the Company’s non-U.S. subsidiaries, the Company believes a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, the Company will complete its analysis of global working capital and cash needs to determine the amount it considers indefinitely reinvested. It will disclose such amount in the period in which such analysis is completed, as well as, if practicable, any potential tax cost that would arise if the amounts were remitted back to the U.S.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$6,522		$5,646		$4,958

Federal statutory tax	2,283	35.0%	1,976	35.0%	1,735	35.0%
State tax effect, net of federal benefit	43	0.7%	22	0.4%	27	0.5%
Foreign earnings	(380)	(5.8)%	(188)	(3.3)%	(144)	(2.9)%
Impact of foreign tax credits [1]	(27)	(0.4)%	(141)	(2.5)%	(281)	(5.7)%
Impact of settlements with tax authorities	—	—%	—	—%	(147)	(2.9)%
Transition Tax	629	9.6%	—	—%	—	—%
Remeasurement of U.S. deferred taxes	157	2.4%	—	—%	—	—%
Other, net	(98)	(1.5)%	(82)	(1.5)%	(40)	(0.8)%
Income tax expense	$2,607	40.0%	$1,587	28.1%	$1,150	23.2%
1 Included within the impact of foreign tax credits are repatriation benefits of current year foreign earnings of $0 million, $116 million and $172 million, in addition to other foreign tax credit benefits which become eligible in the United States of $27 million, $25 million and $109 million for 2017, 2016 and 2015, respectively.
Effective Income Tax Rate
The effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were 40.0%, 28.1% and 23.2%, respectively. The effective income tax rate for 2017 was higher than the effective income tax rate for 2016 primarily due to additional tax expense of $873 million attributable to the TCJA, which includes provisional amounts of $825 million related to the Transition Tax, the remeasurement of the Company’s net deferred tax asset balance in the U.S. and the recognition of a deferred tax liability related to a change in assertion regarding the indefinite reinvestment of a substantial amount of the Company’s foreign earnings, as well as $48 million due to a foregone foreign tax credit benefit on current year repatriations. In addition, the Company’s effective income tax rate versus the prior year was impacted by a more favorable geographic mix of taxable earnings in 2017, partially offset by a lower U.S. foreign tax credit benefit.
There are provisional current and noncurrent components of the Company’s liability for the Transition Tax. The Transition Tax will be paid over 8 annual installments commencing April 15, 2018. Approximately $52 million and $577 million of the total amount due is recorded in other current liabilities and other liabilities, respectively, on the consolidated balance sheet at December 31, 2017. Under the TCJA, for purposes of IRS examination of the Transition Tax, the statute of limitations is extended to six years.
Consistent with SAB 118, the Company was able to make reasonable estimates and has incorporated provisional amounts for the impact of the Transition Tax. This tax is on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. To compute the tax, the Company must determine the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make reasonable estimates and has recorded provisional amounts of $629 million related to the Transition Tax, $157 million charge for the remeasurement of the Company’s net deferred tax asset in the U.S. and $36 million related to the change in assertion regarding the indefinite reinvestment of foreign earnings. However, these amounts may require further adjustments during the measurement period due to evolving analysis and interpretations of law, including issuance by the IRS and Treasury of Notices and regulations, and, potentially, direct discussions with Treasury, as well as interpretations of how accounting for income taxes should be applied.
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
During 2014, the Company implemented an initiative to better align its legal entity and tax structure with its operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to a related foreign entity in the United Kingdom. Management believes this improved alignment has resulted in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective income tax rate. The Company recorded a deferred charge related to the income tax expense on intercompany profits that resulted from the transfer. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on the consolidated balance sheet at December 31, 2017 in the amounts of $17 million and $352 million, respectively. The comparable amounts included in other current assets and other assets were $15 million and $325 million, respectively, at December 31, 2016, with the difference driven by changes in foreign exchange rates and current period amortization.
In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company will adopt this accounting guidance on January 1, 2018. The aforementioned deferred charge of $369 million at December 31, 2017, will be written off to retained earnings as a component of the cumulative-effect adjustment. In addition, deferred taxes will also be a component of the cumulative-effect adjustment whereby the Company expects to record a $186 million deferred tax asset in this regard. See Note 1 (Summary of Significant Accounting Policies) for additional information related to this guidance.
In 2010, in connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2017, 2016 and 2015, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $104 million, or $0.10 per diluted share, $49 million, or $0.04 per diluted share, and $47 million, or $0.04 per diluted share, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
	(in millions)
Deferred Tax Assets
Accrued liabilities	$158	$174
Compensation and benefits	127	273
State taxes and other credits	28	41
Net operating and capital losses	105	81
Unrealized gain/loss - 2015 Euro Notes	48	—
Recoverable basis of deconsolidated entities	35	—
Other items	83	79
Less: Valuation allowance	(91)	(91)
Total Deferred Tax Assets	493	557

Deferred Tax Liabilities
Prepaid expenses and other accruals	48	46
Intangible assets	151	105
Property, plant and equipment	83	155
Unrealized gain/loss - 2015 Euro Notes	—	7
Previously taxed earnings and profits	36	—
Other items	31	18
Total Deferred Tax Liabilities	349	331

Net Deferred Tax Assets	$144	$226
As a result of the TCJA, the December 31, 2017 deferred tax balance has been reduced by $157 million during 2017 through the provisional remeasurement of the U.S. deferred tax assets and liabilities.
Both the 2017 and 2016 valuation allowances relate primarily to the Company’s ability to recognize tax benefits associated with certain foreign net operating losses. The net activity related to the valuation allowance balance at December 31, 2017 from the December 31, 2016 balance is attributable to an increase from additional foreign losses offset by a reduction, due to remeasurement of the deferred tax attribute, for capital loss and capital asset impairments in the United States. The recognition of the foreign losses is dependent upon the future taxable income in such jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control. The recognition of losses with regard to capital loss and impairments is dependent upon the recognition of future capital gains in the United States.
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2017	2016	2015
	(in millions)
Beginning balance	$169	$181	$364
Additions:
Current year tax positions	21	20	20
Prior year tax positions	9	13	10
Reductions:
Prior year tax positions	(1)	(28)	(151)
Settlements with tax authorities	(4)	(2)	(53)
Expired statute of limitations	(11)	(15)	(9)
Ending balance	$183	$169	$181

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The entire unrecognized tax benefit of $183 million, if recognized, would reduce the effective tax rate. During 2015, there was a reduction to the balance of the Company’s unrecognized tax benefits. This was primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled.
The Company is subject to tax in the United States, Belgium, Singapore, the United Kingdom and various other foreign jurisdictions, as well as state and local jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation.  Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur.  While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2008, with the exception of transfer pricing issues which are settled through 2011. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2010.
It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its consolidated statement of operations, and to include penalties related to income tax matters in the income tax provision. The Company recorded tax-related interest expense of $1 million in 2017 and tax-related interest income of $4 million and $3 million in 2016 and 2015, respectively, in its consolidated statement of operations. At December 31, 2017 and 2016, the Company had a net income tax-related interest payable of $10 million and $9 million, respectively, in its consolidated balance sheet. At December 31, 2017 and 2016, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not material.
Other Impacts of the TCJA
As mentioned above, the TCJA imposes significant changes to U.S. tax law. The Company expects to pay a marginal amount of GILTI. However, in accordance with FASB guidance, the Company’s policy will be to recognize GILTI in the period it arises and it will not recognize a deferred charge with regard to GILTI. The Company does not expect to be subject to the BEAT. The Company expects to recognize income in the U.S. that will qualify as FDII and be taxed at the lower 13.125% effective tax rate. The Company will be eligible to expense qualifying fixed assets acquired after September 27, 2017, will be impacted by the additional limitations imposed on the deductibility of executive compensation, and does not expect to be impacted by the limitations placed on the deductibility of interest expense. Finally, the Company will lose its domestic production activities deduction.
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
As of December 31, 2017, Mastercard had accrued a liability of $708 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of December 31, 2017 and 2016, Mastercard had $546 million and $543 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at December 31, 2017. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the European Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the European Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the European Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the European Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard expects to obtain greater clarity with respect to these issues in the first half of 2018.
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
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with six of these claimants to resolve their claims, with no financial payments required by Mastercard. Three of the U.K. Merchant claimants are appealing the judgment.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of December 31, 2017). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action. The plaintiffs’ request for permission to appeal this decision was denied, which they have appealed. The plaintiffs have also filed a separate request for judicial review of the court’s denial of their collective action.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Gross settlement exposure[1]	$47,002	$39,523
Collateral held for settlement exposure	(4,360)	(3,734)
Net uncollateralized settlement exposure	$42,642	$35,789
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $395 million and $397 million at December 31, 2017 and 2016, respectively, of which $313 million and $312 million at December 31, 2017 and 2016, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017 and 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	December 31, 2017		December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$27	$—	$37	$(2)
Commitments to sell foreign currency	968	(26)	777	18
Options to sell foreign currency	27	2	—	—
Balance sheet location
Accounts receivable [1]		$6		$29
Other current liabilities [1]		(30)		(13)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Foreign currency derivative contracts
General and administrative	$(75)	$(6)	$51
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of December 31, 2017 and 2016, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $109 million on the Company’s foreign currency derivative contracts outstanding at December 31, 2017. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of December 31, 2017, the Company had a net foreign currency transaction pre-tax loss of $216 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.
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
Revenue by geographic market is based on the location of the Company’s customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 35% of total revenue in 2017, 38% in 2016 and 39% in 2015. No individual country, other than the U.S., generated more than 10% of total revenue in those periods.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mastercard did not have any one customer that generated greater than 10% of net revenue in 2017, 2016 or 2015. The following table reflects the geographical location of the Company’s property, plant and equipment, net, as of December 31:

	2017	2016	2015
	(in millions)
United States	$572	$504	$471
Other countries	257	229	204
Total	$829	$733	$675

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA (Unaudited)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31	2017 Total
	(in millions, except per share data)
Net revenue	$2,734	$3,053	$3,398	$3,312	$12,497
Operating income	1,506	1,653	1,941	1,522	6,622
Net income	1,081	1,177	1,430	227	3,915
Basic earnings per share	$1.00	$1.10	$1.34	$0.21	$3.67
Basic weighted-average shares outstanding	1,078	1,070	1,063	1,057	1,067
Diluted earnings per share	$1.00	$1.10	$1.34	$0.21	$3.65
Diluted weighted-average shares outstanding	1,082	1,075	1,068	1,063	1,072

	2016 Quarter Ended
	March 31	June 30	September 30	December 31	2016 Total
	(in millions, except per share data)
Net revenue	$2,446	$2,694	$2,880	$2,756	$10,776
Operating income	1,348	1,380	1,670	1,363	5,761
Net income	959	983	1,184	933	4,059
Basic earnings per share	$0.86	$0.89	$1.08	$0.86	$3.70
Basic weighted-average shares outstanding	1,109	1,098	1,096	1,087	1,098
Diluted earnings per share	$0.86	$0.89	$1.08	$0.86	$3.69
Diluted weighted-average shares outstanding	1,112	1,101	1,099	1,090	1,101
Note: Tables may not sum due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2017. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 26, 2018 (the “Proxy Statement”).
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

3.1(b)	Amended and Restated Bylaws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 29, 2016 (File No. 001-32877)).

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

4.6
Form of Global Note representing the Company’s 1.100% Notes due 2022 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.7
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.8
Form of Global Note representing the Company’s 2.500% Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

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

4.12
Form of Global Note representing the Company’s 3.800% Notes due 2046 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

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

10.1.1
First Amendment to $3,750,000,000 Amended and Restated Credit Agreement, dated as of September 26, 2016, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2016 (File No. 001-32877)).

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

10.3.1+*	Amendment to Amended and Restated Employment Agreement between Martina Hund-Mejean and Mastercard International, dated as of December 21, 2017.

10.4+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

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

10.6+	Description of Employment Arrangement with Robert Reeg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2017 (File No. 001-32877)).

10.7+
Mastercard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 (File No. 001-32877)).

10.8+
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

10.11+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2017 (File No. 001-32877)).

10.12+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2017 (File No. 001-32877)).

10.13+
Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2017 (File No. 001-32877)).

10.14+
Form of Mastercard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.15+
Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.16+
Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.17
Schedule of Non-Employee Directors’ Annual Compensation effective as of June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2015 (File No. 001-32877)).

10.18
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.19
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 27, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 27, 2017 (File No. 001-32877)).

10.20
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 27, 2017) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 27, 2017 (File No. 001-32877)).

10.21
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

10.23
Deed of Gift between Mastercard Incorporated and Mastercard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.24
Settlement Agreement, dated as of June 4, 2003, between Mastercard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.25
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

10.26
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

10.26.1
Amendment to Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of August 25, 2014, by and among Mastercard Incorporated, Mastercard International Incorporated, Visa Inc., Visa U.S.A Inc., Visa International Service Association and Mastercard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014 (File No. 001-32877)).

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

10.27**
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

10.27.2
Second Amendment to Mastercard Settlement and Judgment Sharing Agreement, dated as of October 22, 2015, by and among Mastercard Incorporated, Mastercard International Incorporated and Mastercard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2015 (File No. 001-32877)).

10.28
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

MASTERCARD INCORPORATED
(Registrant)

Date:	February 14, 2018	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 14, 2018	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 14, 2018	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	February 14, 2018	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 14, 2018	By:	/s/ SILVIO BARZI
Silvio Barzi
Director

Date:	February 14, 2018	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 14, 2018	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 14, 2018	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 14, 2018	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 14, 2018	By:	/s/ MERIT E. JANOW
Merit E. Janow
Director

Date:	February 14, 2018	By:	/s/ NANCY J. KARCH
Nancy J. Karch
Director

Date:	February 14, 2018	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 14, 2018	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 14, 2018	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 14, 2018	By:	/s/ JACKSON TAI
Jackson Tai
Director