Form 10-Q
period 2018-03-31
Mastercard Inc
filed 2018-05-02
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 27, 2018, there were 1,030,195,248 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 13,775,789 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

•	the impact of changes in laws, including the recent U.S. tax legislation, regulations and interpretations thereof, or challenges to our tax positions

•	regulation of privacy, data protection and security

•	potential or incurred liability and limitations on business resulting from litigation

•	the impact of competition in the global payments industry (including disintermediation and pricing pressure)

•	the challenges relating to rapid technological developments and changes

•	the challenges relating to operating an account-based payment system in addition to our core network and to working with new customers and end users

•	the impact of information security incidents, account data breaches, fraudulent activity, or service disruptions on our business

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
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$6,890	$5,933
Restricted cash for litigation settlement	548	546
Investments	1,378	1,849
Accounts receivable	2,122	1,969
Settlement due from customers	1,531	1,375
Restricted security deposits held for customers	965	1,085
Prepaid expenses and other current assets	1,273	1,040
Total Current Assets	14,707	13,797
Property, plant and equipment, net of accumulated depreciation of $748 and $714, respectively	839	829
Deferred income taxes	350	250
Goodwill	3,104	3,035
Other intangible assets, net of accumulated amortization of $1,173 and $1,157, respectively	1,118	1,120
Other assets	2,826	2,298
Total Assets	$22,944	$21,329
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$370	$933
Settlement due to customers	1,280	1,343
Restricted security deposits held for customers	965	1,085
Accrued litigation	828	709
Accrued expenses	4,501	3,931
Other current liabilities	1,004	792
Total Current Liabilities	8,948	8,793
Long-term debt	6,469	5,424
Deferred income taxes	64	106
Other liabilities	1,661	1,438
Total Liabilities	17,142	15,761

Commitments and Contingencies

Redeemable Non-controlling Interests	71	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,384 and 1,382 shares issued and 1,034 and 1,040 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 14 and 14 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,367	4,365
Class A treasury stock, at cost, 350 and 342 shares, respectively	(22,143)	(20,764)
Retained earnings	23,852	22,364
Accumulated other comprehensive income (loss)	(373)	(497)
Total Stockholders’ Equity	5,703	5,468
Non-controlling interests	28	29
Total Equity	5,731	5,497
Total Liabilities, Redeemable Non-controlling Interests and Equity	$22,944	$21,329
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share data)
Net Revenue	$3,580	$2,734
Operating Expenses
General and administrative	1,294	951
Advertising and marketing	224	170
Depreciation and amortization	120	92
Provision for litigation settlements	117	15
Total operating expenses	1,755	1,228
Operating income	1,825	1,506
Other Income (Expense)
Investment income	17	15
Interest expense	(43)	(39)
Other income (expense), net	4	(4)
Total other income (expense)	(22)	(28)
Income before income taxes	1,803	1,478
Income tax expense	311	397
Net Income	$1,492	$1,081

Basic Earnings per Share	$1.42	$1.00
Basic Weighted-Average Shares Outstanding	1,051	1,078
Diluted Earnings per Share	$1.41	$1.00
Diluted Weighted-Average Shares Outstanding	1,057	1,082

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$1,492	$1,081
Other comprehensive income (loss):
Foreign currency translation adjustments	161	86
Income tax effect	(2)	(1)
Foreign currency translation adjustments, net of income tax effect	159	85

Translation adjustments on net investment hedge	(45)	(34)
Income tax effect	12	12
Translation adjustments on net investment hedge, net of income tax effect	(33)	(22)

Defined benefit pension and other postretirement plans	(1)	(2)
Income tax effect	—	1
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	(1)

Investment securities available-for-sale	(1)	(1)
Income tax effect	—	—
Investment securities available-for-sale, net of income tax effect	(1)	(1)

Other comprehensive income (loss), net of tax	124	61
Comprehensive Income	$1,616	$1,142

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	441	—	—	441
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	1,492	—	—	1,492
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	—	—	—	—	—	124	—	124
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(262)	—	—	(262)
Purchases of treasury stock	—	—	—	(1,383)	—	—	—	(1,383)
Share-based payments	—	—	2	4	—	—	—	6
Balance at March 31, 2018	$—	$—	$4,367	$(22,143)	$23,852	$(373)	$28	$5,731

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities
Net income	$1,492	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	287	266
Depreciation and amortization	120	92
Share-based compensation	43	39
Deferred income taxes	(46)	8
Other	1	9
Changes in operating assets and liabilities:
Accounts receivable	(80)	(120)
Settlement due from customers	(156)	8
Prepaid expenses	(375)	(660)
Accrued litigation and legal settlements	111	13
Restricted security deposits held for customers	(141)	(19)
Accounts payable	(62)	57
Settlement due to customers	(63)	(124)
Accrued expenses	(140)	10
Net change in other assets and liabilities	44	67
Net cash provided by operating activities	1,035	727
Investing Activities
Purchases of investment securities available-for-sale	(108)	(205)
Purchases of investments held-to-maturity	(123)	(377)
Proceeds from sales of investment securities available-for-sale	198	89
Proceeds from maturities of investment securities available-for-sale	108	151
Proceeds from maturities of investments held-to-maturity	430	320
Purchases of property, plant and equipment	(82)	(64)
Capitalized software	(44)	(30)
Other investing activities	(12)	(7)
Net cash provided by (used in) investing activities	367	(123)
Financing Activities
Purchases of treasury stock	(1,352)	(962)
Dividends paid	(263)	(238)
Proceeds from debt	991	—
Tax withholdings related to share-based payments	(77)	(46)
Cash proceeds from exercise of stock options	40	19
Other financing activities	(4)	(10)
Net cash used in financing activities	(665)	(1,237)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	95	35
Net increase (decrease) cash, cash equivalents, restricted cash and restricted cash equivalents	832	(598)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	7,592	8,273
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,424	$7,675
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At March 31, 2018 and December 31, 2017, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2018 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of December 31, 2017. The consolidated financial statements for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard Incorporated Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2018 and 2017, activity from non-controlling interests was not material to the respective period results.
Recent Accounting Pronouncements
Income taxes - In March 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance allowing for the recognition of provisional amounts related to the 2017 U.S. tax reform (the “U.S. Tax Reform”) in the event that the accounting was not complete by the end of the period enacted. The provisional amounts can be updated within a one year measurement period with changes recorded as a component of income tax expense during the reporting period. This guidance was effective upon issuance. Refer to Note 13 (Income Taxes) for further discussion.
Comprehensive income - In February 2018, the FASB issued accounting guidance that allows for a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. The guidance is effective for periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements and, at this time, does not expect the impacts to be material.
Derivatives and hedging - In August 2017, the FASB issued accounting guidance to improve and simplify existing guidance to allow companies to better reflect their risk management activities in the financial statements. The guidance expands the ability to account for nonfinancial and financial risk components under hedge accounting and eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. This guidance is effective for periods beginning after December 15, 2018 and early adoption is permitted. The Company currently does not account for its foreign currency derivative contracts under hedge accounting and does not expect the standard to have an impact to the Company. For a more detailed discussion of the Company’s foreign exchange risk management activities, refer to Note 16 (Foreign Exchange Risk Management).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net periodic pension cost and net periodic postretirement benefit cost - In March 2017, the FASB issued accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component is required to be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of the net periodic benefit costs are required to be presented in the consolidated statement of operations separately from the service cost component and outside of operating income. This guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. The adoption of this new accounting guidance resulted in no material impact on the Company’s current year consolidated financial statements. The Company did not apply this guidance retrospectively, as the impact was de minimis as to the prior year consolidated financial statements.
Restricted cash - In November 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the consolidated statement of cash flows. Under this guidance, companies are required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows. This guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. In accordance with the adoption of this standard, the Company includes restricted cash, which currently consists primarily of restricted cash for litigation settlement and restricted security deposits held for customers in its reconciliation of beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows.
Intra-entity asset transfers - In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The guidance is effective for periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. For a more detailed discussion, refer to Note 13 (Income Taxes). See the section in this note entitled Cumulative Effect of the Adopted Accounting Pronouncements for a summary of the cumulative impact of adopting this standard as of January 1, 2018.
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
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance effective January 1, 2018 under the modified retrospective transition method, applying the standard to contracts not completed as of January 1, 2018 and considered the aggregate amount of modifications. See the section in this note entitled Cumulative Effect of the Adopted Accounting Pronouncements for a summary of the cumulative impact of adopting this standard as of January 1, 2018.
This new revenue guidance will primarily impact the timing of when certain customer incentives are recognized in the Company’s consolidated statement of operations, which will now be recognized over the life of the contract versus as earned by the customer. In addition, the new revenue guidance impacts the accounting recognition for certain market development fund contributions and expenditures. Historically, these items were recorded on a net basis in net revenue and will now be recognized on a gross basis, resulting in an increase to both revenues and expenses. The estimated full-year impact for both of these items on the Company’s consolidated financial statements is expected to be an increase of approximately $300 million in net revenue and $200 million in operating expenses in 2018. This estimate could change and is dependent upon how new customer deals will be structured throughout 2018 and when certain marketing costs are incurred.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables summarize the impact of the revenue standard on the Company’s consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018:

	Three Months Ended March 31, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Net Revenue	$3,473	$107	$3,580

Operating Expenses
General and administrative	1,299	(5)	1,294
Advertising and marketing	184	40	224

Income before income taxes	1,731	72	1,803
Income tax expense	297	14	311
Net Income	1,434	58	1,492

	March 31, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Assets
Accounts receivable	$2,075	$47	$2,122
Prepaid expenses and other current assets	1,081	192	1,273
Deferred income taxes	439	(89)	350
Other assets	2,088	738	2,826

Liabilities
Accounts payable	808	(438)	370
Accrued expenses	4,045	456	4,501
Other current liabilities	1,082	(78)	1,004
Other liabilities	1,203	458	1,661

Equity
Retained earnings	23,362	490	23,852
For a more detailed discussion on revenue recognition, refer to Note 3 (Revenue).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Cumulative Effect of the Adopted Accounting Pronouncements
The following table summarizes the cumulative impact of the changes made to the January 1, 2018 consolidated balance sheet for the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers. The prior periods have not been restated and have been reported under the accounting standards in effect for those periods.

	Balance at December 31, 2017	Impact of revenue standard	Impact of intra-entity asset transfers standard	Balance at January 1, 2018
	(in millions)
Assets
Accounts receivable	$1,969	$44	$—	$2,013
Prepaid expenses and other current assets	1,040	172	(17)	1,195
Deferred income taxes	250	(82)	186	354
Other assets	2,298	660	(352)	2,606
Liabilities
Accounts payable	933	(495)	—	438
Accrued expenses	3,931	481	—	4,412
Other current liabilities	792	(44)	—	748
Other liabilities	1,438	411	—	1,849
Equity
Retained earnings	22,364	441	(183)	22,622
Note 2. Acquisitions
In 2017, the Company acquired businesses for total consideration of $1.5 billion. The Company continues to evaluate and finalize the purchase price accounting. For the preliminary estimated fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Note 3. Revenue
Mastercard’s business model involves four participants in addition to the Company: account holders, merchants, issuers (the account holders’ financial institutions) and acquirers (the merchants’ financial institutions). Revenue from contracts with customers is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. Revenue recognized from domestic assessments, cross-border volume fees and transaction processing are derived from Mastercard’s payment network services. Revenue is generated by charging fees to issuers, acquirers and other stakeholders for providing switching services, as well as by assessing customers based primarily on the dollar volume of activity, or gross dollar volume, on the cards and other devices that carry the Company’s brands. Revenue is generally derived from transactional information accumulated by Mastercard’s systems or reported by customers. In addition, the Company recognizes revenue from other payment-related products and services in the period in which the related transactions occur or services are performed.
The price structure for Mastercard’s products and services is dependent on the nature of volumes, types of transactions and type of products and services offered to customers. Net revenue can be impacted by the following:

•	domestic or cross-border transactions

•	geographic region or country in which the transaction occurs

•	volumes/transactions subject to tiered rates

•	processed or not processed by the Company

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•	amount of usage of the Company’s other products or services

•	amount of rebates and incentives provided to customers
The Company classifies its net revenue into the following five categories:
Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry the Company’s brands where the acquirer country and the issuer country are the same. Revenue from domestic assessments are recorded as revenue in the period it is earned, which is when the related volume is generated on the cards or other devices that carry the Company’s brand.
Cross-border volume fees are charged to issuers and acquirers based on the dollar volume of activity on cards and other devices that carry the Company’s brands where the acquirer country and the issuer country are different. Revenue from cross-border volume are recorded as revenue in the period it is earned, which is when the related volume is generated on the cards or other devices that carry the Company’s brand.
Transaction processing revenue is earned for both domestic and cross-border transactions and is primarily based on the number of transactions. Transaction processing includes the following:

•	Switched transaction revenue is generated from the following products and services:

◦
Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances, such as when the issuer’s systems are unavailable or cannot be contacted, Mastercard or others approve such transactions on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules (also known as “stand-in”).

◦
Clearing is the determination and exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. Transactions are cleared among customers through Mastercard’s central and regional processing systems.

◦	Settlement is facilitating the exchange of funds between parties.

•
Connectivity fees are charged to issuers, acquirers and other financial institutions for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted and the number of connections to the Company’s network.

•	Other processing fees include issuer and acquirer processing solutions; payment gateways for e-commerce merchants; mobile gateways for mobile initiated transactions; and safety and security.
Transaction-based revenue is recognized in the period in which the related transactions occur.
Other revenues consist of value added service offerings that are typically sold with the Company’s payment service offerings.

•	Consulting, data analytic and research fees.

•	Safety and security services fees are for products and services offered to prevent, detect and respond to fraud and to ensure the safety of transactions made on Mastercard products.

•
Loyalty and rewards solutions fees are charged to issuers for benefits provided directly to consumers with Mastercard-branded cards, such as access to a global airline lounge network, global and local concierge services, individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center. Loyalty and reward solution fees also include rewards campaigns and management services.

•
Program management services provided to prepaid card issuers consist of foreign exchange margin, commissions, load fees and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards.

•	Bank account-based payment services relating to automated clearing house (“ACH”) transactions and other ACH related services.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•	Other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.
Revenue associated with these other payment-related products and services are recognized in the period in which the related transactions occur or services are performed.
Rebates and incentives (contra-revenue) are provided to customers that meet certain volume targets and can be in the form of a rebate or other support incentives, which are tied to performance.  Rebates and incentives are recorded as a reduction of revenue when revenue is recognized, ratably over the contractual term.  In addition, Mastercard may make incentive payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis.
The following table disaggregates the Company’s consolidated net revenue by revenue source and geography for the three months ended March 31, 2018:

(in millions)
Revenue by source:
Domestic assessments	$1,458
Cross-border volume fees	1,157
Transaction processing	1,707
Other revenues	748
Gross revenue	5,070
Rebates and incentives (contra-revenue)	(1,490)
Net revenue	$3,580

Revenue by geography:
North American Markets	$1,248
International Markets	2,287
Other [1]	45
Net revenue	$3,580
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $1,980 million and $1,873 million as of March 31, 2018 and December 31, 2017, respectively, are recorded within accounts receivable in the consolidated balance sheet. Services are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms with the customer. The Company does not offer extended payment terms to customers.
Contract assets include unbilled consideration typically resulting from executed consulting, data analytic and research services performed for customers in connection with Mastercard’s payment network service arrangements. Collection of these services typically occurs over the contractual term. These contract assets are included in other current assets and other assets on the consolidated balance sheet at March 31, 2018 in the amounts of $27 million and $61 million, respectively. The Company did not have contract assets at December 31, 2017.
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue is primarily derived from consulting, data analytic and research services. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at March 31, 2018 in the amounts of $230 million and $65 million, respectively. Revenue recognized from performance obligations satisfied during the three months ended March 31, 2018 was $161 million. The comparable amounts included in other current liabilities and other liabilities at December 31, 2017 were $230 million and $17 million, respectively.
The Company’s remaining performance period for its contracts with customers for its payment network services are generally

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

long-term in nature (up to 10 years). As a payment network service provider, the Company provides its customers with continuous access to its payment network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable based upon the number of transactions processed and volume activity on the cards and other devices that carry the Company’s brands. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payment network services.
The following table summarizes expected revenues for the remaining performance obligations with customers from the Company’s other products and services including real-time account-based payment services, consulting and research fees and loyalty programs.  The Company expects to recognize revenue in the future related to these unsatisfied performance obligations for fixed-fee contracts open as of March 31, 2018 that are greater than one year.

(in millions)
Remainder of 2018	$211
2019-2020	473
2021-2022	79
2023 and thereafter	23
Total	$786
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share data)
Numerator
Net income	$1,492	$1,081
Denominator
Basic weighted-average shares outstanding	1,051	1,078
Dilutive stock options and stock units	6	4
Diluted weighted-average shares outstanding [1]	1,057	1,082
Earnings per Share
Basic	$1.42	$1.00
Diluted	$1.41	$1.00

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company’s cash and cash equivalents include certain investments with daily liquidity and with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximate fair value.
Restricted cash and restricted cash equivalents - The Company classifies cash and cash equivalents as restricted when the cash is unavailable for withdrawal or usage for general operations. The Company has the following types of restricted cash balances:

•
Restricted cash for litigation settlement - The Company has restricted cash for litigation within a qualified settlement fund related to a preliminary settlement agreement for the U.S. merchant class litigation. The funds continue to be restricted for payments until the litigation matter is resolved. Refer to Note 14 (Legal and Regulatory Proceedings).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•
Restricted security deposits held for customers - The Company requires collateral from certain customers for settlement of their transactions. The majority of collateral for settlement is in the form of standby letters of credit and bank guarantees which are not recorded on the consolidated balance sheet. Additionally, the Company holds cash deposits and certificates of deposit from certain customers of Mastercard as collateral for settlement of their transactions, which are recorded as assets on the consolidated balance sheet. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet. These security deposits are typically held for the duration of the agreement with the customers.

•
Other restricted cash balances - The Company has other restricted cash balances which include contractually restricted deposits, as well as cash balances that are restricted based on the Company’s intention with regards to usage.

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the statement of financial position that total to the beginning of period and end of period amounts shown in the statement of cash flows.

	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$5,933	$6,721
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	546	543
Restricted security deposits held for customers	1,085	991
Prepaid expenses and other current assets	28	3
Other assets	—	15
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period [1]	$7,592	$8,273

	March 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,890	$6,006
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	548	543
Restricted security deposits held for customers	965	984
Prepaid expenses and other current assets	21	126
Other assets	—	16
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period [1]	$8,424	$7,675

1 As shown on the consolidated statement of cash flows.
Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2018.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$14	$—	$14	$—	$17	$—	$17
Government and agency securities	89	54	—	143	81	104	—	185
Corporate securities	—	757	—	757	—	876	—	876
Asset-backed securities	—	55	—	55	—	70	—	70
Equity securities	1	—	—	1	1	—	—	1
Derivative instruments [2]:
Foreign currency derivative assets	—	9	—	9	—	6	—	6
Deferred compensation plan [3]:
Deferred compensation assets	61	—	—	61	55	—	—	55

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(37)	$—	$(37)	$—	$(30)	$—	$(30)
Deferred compensation plan [4]:
Deferred compensation liabilities	(58)	—	—	(58)	(54)	—	—	(54)
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
2 The Company’s foreign currency derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign currency exchange rates for similar derivative instruments. See Note 16 (Foreign Exchange Risk Management) for further details.
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
4 The deferred compensation liabilities are measured at fair value based on the quoted prices of instruments identical to the investment vehicles selected by the participants. They are included in other liabilities on the consolidated balance sheet.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2018 and December 31, 2017, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 15 (Settlement and Other Risk Management).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At March 31, 2018 and December 31, 2017, the Company held $408 million and $700 million, respectively, of short-term held-to-maturity securities. The cost of these securities approximates fair value.
Nonmarketable Equity Investments
The Company’s nonmarketable equity investments are measured at fair value at initial recognition and for impairment testing. In addition, nonmarketable equity investments accounted for under the cost method of accounting are adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Nonmarketable equity investments are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. These investments are included in other assets on the consolidated balance sheet and in Note 7 (Prepaid Expenses and Other Assets).
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified within Level 2 of the Valuation Hierarchy. At March 31, 2018, the carrying value and fair value of long-term debt was $6.5 billion and $6.7 billion, respectively. At December 31, 2017, the carrying value and fair value of long-term debt was $5.4 billion and $5.7 billion, respectively.
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
The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. This contingent consideration liability is classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices. The activity of the Company’s contingent consideration liability for the three months ended March 31, 2018 was as follows:

(in millions)
Balance at December 31, 2017	$219
Net change in valuation	4
Payments	(5)
Foreign currency translation	9
Balance at March 31, 2018	$227

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$14	$—	$—	$14	$17	$—	$—	$17
Government and agency securities	143	—	—	143	185	—	—	185
Corporate securities	757	1	(1)	757	875	2	(1)	876
Asset-backed securities	55	—	—	55	70	—	—	70
Equity securities	—	1	—	1	—	1	—	1
Total	$969	$2	$(1)	$970	$1,147	$3	$(1)	$1,149
The Company’s available-for-sale investment securities held at March 31, 2018 and December 31, 2017 primarily carried a credit rating of A- or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2018 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$256	$256
Due after 1 year through 5 years	713	713
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	—	1
Total	$969	$970
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2018 and 2017 were not significant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$701	$464
Prepaid income taxes	21	77
Other	551	499
Total prepaid expenses and other current assets	$1,273	$1,040
Other assets consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$2,230	$1,434
Nonmarketable equity investments	253	249
Prepaid income taxes	—	352
Income taxes receivable	156	178
Other	187	85
Total other assets	$2,826	$2,298
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities. The increase in customer and merchant incentives and the decrease in prepaid income taxes at March 31, 2018 from December 31, 2017 are primarily due to the impact from the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers, respectively. See Note 1 (Summary of Significant Accounting Policies) for additional information on the cumulative impact of the adoption of these accounting pronouncements.
Nonmarketable equity investments represent the Company’s cost and equity method investments.
Note 8. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$3,310	$2,648
Personnel costs	312	613
Advertising	74	88
Income and other taxes	374	194
Other	431	388
Total accrued expenses	$4,501	$3,931
As of March 31, 2018 and December 31, 2017, the Company’s provision for litigation was $828 million and $709 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 14 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Debt
Total debt outstanding consisted of the following at March 31, 2018 and December 31, 2017:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	March 31, 2018	December 31, 2017
				(in millions, except percentages)
2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	$500	$—
			2048	500	3.950%	3.990%	500	—
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	862	839
			2027	800	2.100%	2.189%	985	958
			2030	150	2.500%	2.562%	185	180
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	500	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							6,532	5,477
Less: Unamortized discount and debt issuance costs							(63)	(53)
Long-term debt							$6,469	$5,424
In February 2018, the Company issued $500 million principal amount of notes due February 2028 and $500 million principal amount of notes due February 2048 (collectively the “2018 USD Notes”). The net proceeds from the issuance of the 2018 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $991 million.
The net proceeds, after deducting the original issue discount, underwriting discount and offering expenses, from the issuance of the 2016 USD Notes, the 2015 Euro Notes and the 2014 USD Notes, were $1.969 billion, $1.723 billion and $1.484 billion, respectively.
None of the outstanding debt, described above, is subject to financial covenants and may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the notes are to be used for general corporate purposes.
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”) under which it is authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are available in U.S. dollars and/or euros. In October 2017, the Company extended the Credit Facility for an additional year to October 2022. The extension did not result in any material changes to the terms and conditions of the Credit Facility. The facility fee and borrowing cost under the Credit Facility are based upon the Company’s credit rating. At March 31, 2018, the applicable facility fee was 8 basis points on the average daily

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 79.5 basis points, or an alternative base rate. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company was in compliance in all material respects with the covenants of the Credit Facility at March 31, 2018. The majority of Credit Facility lenders are customers or affiliates of customers of the Company.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility and the Commercial Paper Program at March 31, 2018 and December 31, 2017.
In March 2018, the Company filed a universal shelf registration statement (replacing a previously filed shelf registration statement that was set to expire) to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, guarantees of debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
Note 10. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. These programs become effective after the completion of the previously authorized share repurchase program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2018, as well as historical purchases:

Board authorization dates	December 2017	December 2016	December 2015

Date program became effective	March 2018	April 2017	February 2016	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$4,000	$12,000
Dollar value of shares repurchased during the three months ended March 31, 2017	$—	$—	$962	$962
Remaining authorization at December 31, 2017	$4,000	$1,234	$—	$5,234
Dollar value of shares repurchased during the three months ended March 31, 2018	$118	$1,234	$—	$1,352
Remaining authorization at March 31, 2018	$3,882	$—	$—	$3,882
Shares repurchased during the three months ended March 31, 2017	—	—	8.8	8.8
Average price paid per share during the three months ended March 31, 2017	$—	$—	$109.06	$109.06
Shares repurchased during the three months ended March 31, 2018	0.7	7.2	—	7.9
Average price paid per share during the three months ended March 31, 2018	$175.87	$171.11	$—	$171.52
Cumulative shares repurchased through March 31, 2018	0.7	28.2	40.4	69.3
Cumulative average price paid per share	$175.87	$141.99	$99.10	$117.30

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the three months ended March 31, 2018:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2017	1,039.7	14.1
Purchases of treasury stock	(7.9)	—
Share-based payments	1.5	—
Conversion of Class B to Class A common stock	0.3	(0.3)
Balance at March 31, 2018	1,033.6	13.8
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period [3]	85	(22)	(1)	(1)	61
Balance at March 31, 2017	$(864)	$(10)	$10	$1	$(863)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [3]	159	(33)	(1)	(1)	124
Balance at March 31, 2018	$(223)	$(174)	$24	$—	$(373)

[1]
During the three months ended March 31, 2018 and 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.

2 Balances at March 31, 2018 and December 31, 2017 include $28 million of stranded tax effects as a result of the U.S. Tax Reform.

[3]	During the three months ended March 31, 2018 and 2017, gains and losses reclassified from accumulated other comprehensive income to the consolidated statement of operations were not significant.
Note 12. Share-Based Payments
During the three months ended March 31, 2018, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2018	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.9	$41
Restricted stock units	0.9	$170
Performance stock units	0.1	$226
Stock options generally vest in four equal annual installments beginning one year after the date of grant and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of stock options and

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

calculated the expected term and the expected volatility based on historical Mastercard information. The expected term of stock options granted in 2018 was determined to be six years, while the expected volatility was determined to be 19.7%.
Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of grant. The fair value of restricted stock units is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant-date fair value of performance stock units granted.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 13. Income Taxes
The effective income tax rates were 17.3% and 26.9% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate, as compared to the prior year, was primarily due to a lower enacted statutory tax rate in the United States. On December 22, 2017, the U.S. passed comprehensive tax legislation which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The improved rate for the period was also attributable to discrete benefits for share-based payments.
While the effective date for most of the 2017 U.S. Tax Reform provisions was January 1, 2018, GAAP required the resulting tax effects be accounted for in the reporting period of enactment. At December 31, 2017, this included a one-time mandatory deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), the remeasurement of the Company’s net deferred tax asset balance in the U.S., the dilution of foreign tax credit benefits on the repatriation of current year foreign earnings and the recognition of a deferred tax liability resulting from the change in the Company’s indefinite reinvestment assertion for certain foreign affiliates. Also, in December 2017, the SEC staff issued guidance which allows registrants to record provisional amounts for certain aspects of the U.S. Tax Reform during a measurement period, which is not to extend beyond one year.
Consistent with the SEC guidance, the Company was able to make reasonable estimates and had recorded provisional amounts of $629 million related to the Transition Tax, $157 million charge for the remeasurement of the Company’s net deferred tax asset in the U.S. and $36 million related to the change in assertion regarding the indefinite reinvestment of foreign earnings. Each of these amounts may require further adjustments during the measurement period due to evolving analysis and interpretations of law, including issuance by the Internal Revenue Service (the “IRS”) and The Department of Treasury (“Treasury”) of Notices, regulations and, potentially, direct discussions with Treasury, as well as interpretations of how accounting for income taxes should be applied to the U.S. Tax Reform. The Company expects to complete its accounting within the prescribed measurement period.
On January 19, 2018, the IRS and Treasury issued additional administrative guidance relating to the Transition Tax. It was determined that a single spot rate, as of December 31, 2017, should be used to translate accumulated foreign earnings to U.S. dollars when calculating the Transition Tax liability, compared to the yearly average approach used in the Company’s calculation as of December 31, 2017. This additional administrative guidance has no impact on the Company’s overall effective tax rate. However, it did result in an approximately $36 million increase to its Transition Tax liability with an offsetting decrease to the deferred tax liability recorded on the change in assertion with regard to the indefinite reinvestment of certain of the Company’s foreign earnings. These offsetting charges were recorded during the three months ended March 31, 2018.
During 2014, the Company implemented an initiative to better align its legal entity and tax structure with its operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. This improved alignment has resulted in greater flexibility and efficiency with regard to the global deployment of cash, as well as benefits to the Company’s effective income tax rate. The Company recorded a deferred charge related to the income tax expense on intercompany profits that resulted from the transfer. The tax associated with the transfer was deferred and was being amortized utilizing a 25-year life. This deferred charge was included in other current assets and other assets on the consolidated balance sheet at December 31, 2017 in the amounts of $17 million and $352 million, respectively. In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies are required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company adopted this accounting guidance on January 1, 2018. The aforementioned deferred charge of $369 million at December 31, 2017 has been

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

charged against retained earnings as a component of the cumulative-effect adjustment as of January 1, 2018. In addition, deferred taxes have also been included as a component of the cumulative-effect adjustment whereby the Company has recorded a $186 million deferred tax asset representing the temporary difference in book and tax basis of the intellectual property that was transferred to the United Kingdom. See Note 1 (Summary of Significant Accounting Policies) for additional information on the cumulative impact of the adoption of this accounting pronouncement.
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
As of March 31, 2018, Mastercard had accrued a liability of $737 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of March 31, 2018 and December 31, 2017, Mastercard had $548 million and $546 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. In the first quarter of 2018, Mastercard increased the reserve for opt-out merchant cases by $27 million to reflect current settlement discussions. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at March 31, 2018. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area (the “EEA”). The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the European Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the European Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the European Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the European Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard expects to obtain greater clarity with respect to these issues in the second or third quarter of 2018.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims in an aggregate amount of $197 million, including a charge of $19 million in the first quarter of 2018 relating to settlements with a number of U.K. Merchant claimants. This aggregate amount also includes a litigation provision of $107 million recorded in the second quarter of 2016 for the amount of a judgment (which Mastercard is appealing) issued by a tribunal following the conclusion of a trial for liability and damages for one of the U.K. merchant cases.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with six of these claimants to resolve their claims, with no financial payments required by Mastercard. Three of the U.K. Merchant claimants are appealing the judgment. Oral argument on these appeals (as well as on Mastercard’s appeal described above) was held in late April 2018.
Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. During the first quarter of 2018, Mastercard recorded a charge of $70 million resulting from settlements with over 70 Pan-European claimants, which represented over 60% of the Pan-European claimants’ merchant damages claims.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $20 billion as of March 31, 2018). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action.  The plaintiffs’ request for permission to appeal this decision was denied, which they have appealed. The plaintiffs have also filed a separate request for judicial review of the court’s denial of their collective action.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In March 2018, the district court denied the plaintiffs’ motion for class certification, while permitting them to re-file.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). Class certification briefing is expected to begin in May 2018.
Note 15. Settlement and Other Risk Management
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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Gross settlement exposure	$47,157	$47,002
Collateral held for settlement exposure	(4,816)	(4,360)
Net uncollateralized settlement exposure	$42,341	$42,642
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $395 million at March 31, 2018 and December 31, 2017, of which $313 million is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 16. Foreign Exchange Risk Management
The Company monitors and manages its foreign currency exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.  A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates principally through the use of both foreign currency derivative contracts (Derivatives) and foreign currency denominated debt (Net Investment Hedge).
Derivatives
The Company enters into foreign currency derivative contracts to manage risk associated with anticipated receipts and disbursements which are valued based on currencies other than the functional currencies of the entity. The Company may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings,

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

assets and liabilities. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
As of March 31, 2018 and December 31, 2017, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	March 31, 2018		December 31, 2017
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$58	$1	$27	$—
Commitments to sell foreign currency	1,041	(32)	968	(26)
Options to sell foreign currency	31	3	27	2
Balance sheet location
Accounts receivable [1]		$9		$6
Other current liabilities [1]		(37)		(30)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Foreign currency derivative contracts
General and administrative	$(21)	$(28)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign currency derivative contracts in accumulated other comprehensive income as of March 31, 2018 and December 31, 2017, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $115 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2018. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion debt as a net investment hedge for a portion of its net investment in European foreign operations. As of March 31, 2018, the Company had a net foreign currency transaction pre-tax loss of $261 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2017 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2018. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Business Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. Through our global payments processing network, we facilitate the switching (authorization, clearing and settlement) of payment transactions and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro®, Cirrus® and Masterpass®. Our 2017 acquisition of VocaLink Holdings Limited (“Vocalink”) has expanded our capability to process automated clearing house (“ACH”) transactions, among other things. As a multi-rail network, we now offer customers one partner to turn to for their payment needs for both domestic and cross-border transactions. We also provide value-added offerings such as safety and security products, information services and consulting, loyalty and reward programs and issuer and acquirer processing. Our networks are designed to ensure safety and security for the global payments system.
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
We generate revenues from assessing our customers based on the gross dollar volume (the “GDV”) of activity on the products that carry our brands, from the fees we charge to our customers for providing switching services and from other payment-related products and services.
Our Strategy
We grow, diversify and build our business through a combination of organic growth and strategic investments, including acquisitions. Our ability to grow our business is influenced by personal consumption expenditure growth, driving cash and check transactions toward electronic forms of payment, increasing our share in electronic payments and providing value-added products and services. In addition, our growth will be driven by capturing other payments flows, such as business to business (“B2B”), person to person (“P2P”), business to consumer (“B2C”) and government disbursements, among others.
Grow. We focus on growing our core businesses globally, including growing our consumer credit, debit, prepaid and commercial products and solutions, thereby increasing the number of payment transactions we switch. We also look to take advantage of the opportunities presented by the evolving ways people interact and transact in the growing digital economy.
Diversify. We diversify our business by focusing on:

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

Build. We build our business by:

•
creating and acquiring differentiated products to provide unique, innovative solutions that we bring to market, such as real-time account-based payments, Mastercard B2B Hub™ and Mastercard Send™ platforms

•	providing value-added services across safety and security, consulting, data analytics and loyalty
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue by driving preference for Mastercard-branded products. We help merchants, financial institutions and other organizations by delivering data-driven insights and other services that help them grow and create simple and secure purchase experiences. We partner with technology companies such as digital players and mobile providers to deliver digital payment solutions powered by our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay.
Business Environment
We authorize, clear and settle transactions in more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 32% and 37% of total net revenue for the three months ended March 31, 2018 and 2017, respectively. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States. Our primary revenue billing currencies are the U.S. dollar, euro, Brazilian real and the British pound.
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
For a full discussion of the various legal, regulatory and business risks that could impact our financial results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017
	($ in millions, except per share data)
Net revenue	$3,580	$2,734	31%

Operating expenses	$1,755	$1,228	43%
Operating income	$1,825	$1,506	21%
Operating margin	51.0%	55.1%	(4.1) ppt

Income tax expense	$311	$397	(22)%
Effective income tax rate	17.3%	26.9%	(9.6) ppt

Net income	$1,492	$1,081	38%

Diluted earnings per share	$1.41	$1.00	41%
Diluted weighted-average shares outstanding	1,057	1,082	(2)%

Summary of Non-GAAP Results1:

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,580	$2,734	31%	27%

Adjusted operating expenses	$1,638	$1,213	35%	32%

Adjusted operating margin	54.2%	55.6%	(1.4) ppt	(1.8) ppt

Adjusted effective income tax rate	17.7%	26.9%	(9.2) ppt	(9.2) ppt

Adjusted net income	$1,581	$1,091	45%	39%

Adjusted diluted earnings per share	$1.50	$1.01	49%	43%

Note: Tables may not sum due to rounding.
1 The Summary of Non-GAAP Results excludes the impact of Special Items (defined below) and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
Key highlights for the three months ended March 31, 2018 were as follows:

•
Net revenue increased 31%, or 27% on a currency-neutral basis, versus the comparable period in 2017. Current year results include 4 percentage points of growth from the adoption of the new revenue standard and 2.5 percentage points of growth from acquisitions on a currency-neutral basis. The remaining 20 percentage points of growth was primarily driven by:

➢ Switched transaction growth of 17%, adjusted for the impact of the Venezuela deconsolidation

➢ Cross border growth of 21% on a local currency basis
➢ Gross dollar volume growth of 14%, on a local currency basis
➢ These increases were partially offset by higher rebates and incentives, which increased 16%, or 13% on a currency-neutral basis

•
Operating expenses increased 43% for the three months ended March 31, 2018, versus the comparable period in 2017. Excluding the impact of the Special Items (defined below), adjusted operating expenses increased 35%, or 32% on a currency-neutral basis, for the three months ended March 31, 2018, versus the comparable period in 2017. Current year results include 8 percentage points of growth from acquisitions, 8 percentage points of growth from our $100 million contribution to the Mastercard Center for Inclusive Growth, a non-profit charitable organization, and 3 percentage points of growth from the adoption of the new revenue guidance. The remaining 12 percentage points of growth is primarily related to our continued investment in strategic initiatives and higher operating costs.

•
The effective income tax rate was 17.3% for the three months ended March 31, 2018, versus 26.9% for the comparable period in 2017. The lower effective tax rate, as compared to the prior year, was primarily due to a lower enacted statutory tax rate in the United States. On December 22, 2017, the U.S. passed comprehensive tax legislation (“U.S. Tax Reform”) which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The improved rate for the period was also attributable to discrete benefits for share-based payments.

Other financial highlights for the three months ended March 31, 2018 were as follows:

•	We generated net cash flows from operations of $1.0 billion compared to $0.7 billion for the comparable period in 2017.

•	We completed a debt offering for an aggregate principal amount of $1 billion.

•	We repurchased 7.9 million shares of our common stock and paid dividends of $263 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  These non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the first quarter of 2018, we recorded provisions for litigation of $70 million ($53 million after tax, or $0.05 per diluted share) related to litigation settlements with Pan-European merchants, $27 million ($21 million after tax, or $0.02 per diluted share) related to an increased reserve for our U.S. merchant opt-out cases and $19 million ($15 million after tax, or $0.01 per diluted share) related to litigation settlements with U.K. merchants.

•	In the first quarter of 2017, we recorded provisions for litigation of $15 million ($10 million after tax, or $0.01 per diluted share) related to a litigation settlement with Canadian merchants.
See Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item I of this Report for further discussion. We excluded these litigation provisions because our management monitors litigation judgments and settlements related to interchange and regulation separately from ongoing operations and evaluates ongoing performance without these amounts.
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
Our management believes that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. Our management uses non-GAAP financial measures, among other things, to evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

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

	Three Months Ended March 31, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,755	51.0%	17.3%	$1,492	$1.41
Special Items	(117)	3.2%	0.4%	89	0.08
Non-GAAP	$1,638	54.2%	17.7%	$1,581	$1.50

	Three Months Ended March 31, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,228	55.1%	26.9%	$1,081	$1.00
Special Item	(15)	0.5%	—%	10	0.01
Non-GAAP	$1,213	55.6%	26.9%	$1,091	$1.01

	Three Months Ended March 31, 2018 as compared to the Three Months Ended March 31, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	31%	43%	(4.1) ppt	(9.6) ppt	38%	41%
Special Items	—%	(8)%	2.7 ppt	0.4 ppt	7%	8%
Non-GAAP	31%	35%	(1.4) ppt	(9.2) ppt	45%	49%
Foreign currency [1]	(4)%	(3)%	(0.4) ppt	– ppt	(6)%	(6)%
Non-GAAP - currency-neutral	27%	32%	(1.8) ppt	(9.2) ppt	39%	43%
Note: Tables may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.
Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2018, GDV on a U.S. dollar-converted basis increased 19%, respectively, while GDV on a local currency basis increased 14%, versus the comparable period in 2017. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
In addition, we incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses. We attempt to manage foreign currency balance sheet remeasurement and cash flow risk through our foreign exchange risk management activities, which are discussed further in Note 16 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.
We are exposed to currency devaluation in certain countries. In addition, we are subject to exchange control regulations that restrict the conversion of financial assets into U.S. dollars. While these revenues and assets are not material to us on a consolidated basis, we can be negatively impacted should there be a continued and sustained devaluation of local currencies relative to the U.S. dollar and/or a continued and sustained deterioration of economic conditions in these countries.
Financial Results
Revenue
In the three months ended March 31, 2018, gross revenue increased 26%, or 22% on a currency-neutral basis, versus the comparable period in 2017. Gross revenue growth in the three months ended March 31, 2018 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands and other payment-related products and services.
Rebates and incentives, in the three months ended March 31, 2018, increased 16%, or 13% on a currency-neutral basis, respectively, versus the comparable period in 2017, primarily due to increased volumes and new deals.
Our net revenue for the three months ended March 31, 2018, increased 31%, or 27% on a currency-neutral basis, versus the comparable period in 2017. The impact of acquisitions contributed 2.5 percentage points of growth and the adoption of the new revenue guidance contributed 4 percentage points of growth for the three months ended March 31, 2018.
See Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of the new revenue guidance. Additionally, see Note 3 (Revenue) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of how we recognize revenue.
The significant components of our net revenue were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	($ in millions)
Domestic assessments	$1,458	$1,189	23%
Cross-border volume fees	1,157	916	26%
Transaction processing	1,707	1,347	27%
Other revenues	748	561	33%
Gross revenue	5,070	4,013	26%
Rebates and incentives (contra-revenue)	(1,490)	(1,279)	16%
Net revenue	$3,580	$2,734	31%

The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2018, versus the comparable period in 2017:

	Three Months Ended March 31, 2018
	Volume	Acquisitions	Revenue Standard [1]	Foreign Currency [2]	Other [3]		Total
Domestic assessments	13%	—%	6%	3%	—%	[4]	23%
Cross-border volume fees	20%	—%	1%	7%	(2)%		26%
Transaction processing	15%	1%	—%	4%	6%		27%
Other revenues	**	10%	—%	—%	23%	[5]	33%
Rebates and incentives (contra-revenue)	11%	—%	(1)%	3%	4%	[6]	16%

Net revenue	15%	2.5%	4%	4%	6%		31%

Note: Table may not sum due to rounding.
** Not applicable.
1 Represents the impact of our adoption of the new revenue guidance. For a more detailed discussion on the impact of the new revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.
2 Represents the foreign currency translational and transactional impact versus the prior year period.
3 Includes impact from pricing and other non-volume based fees.
4 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
5 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
6 Includes the impact from timing of new, renewed and expired agreements.
The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended March 31,
	2018		2017
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	19%	14%	3%	5%
Asia Pacific/Middle East/Africa	19%	13%	6%	8%
Canada	15%	9%	17%	12%
Europe	31%	19%	(2)%	1%
Latin America	19%	17%	17%	15%
United States	10%	10%	2%	2%
Cross-border Volume [1]	32%	21%	10%	13%
Switched Transactions		13%		17%
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

	Three Months Ended March 31,
	2018	2017
	Growth (Local)
GDV [1]
Worldwide as reported	14%	5%
Worldwide as adjusted for EU Regulation	14%	8%

Europe as reported	19%	1%
Europe as adjusted for EU Regulation	19%	14%
1 Excludes volume generated by Maestro and Cirrus cards.
The following table reflects switched transactions growth rates. For comparability purposes, we adjusted growth rates for the the deconsolidation of our Venezuelan subsidiaries. Revenue from these transactions was not material to our consolidated financial results. For a more detailed discussion of the deconsolidation of our Venezuelan subsidiaries, refer to Note 1 (Summary of Significant Accounting Policies) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended March 31,
	2018	2017
	Growth (Local)
Switched Transactions as reported	13%	17%
Switched Transactions as adjusted for the deconsolidation of Venezuela subsidiaries	17%	16%
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, Mastercard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Expenses
Operating expenses increased 43% for the three months ended March 31, 2018, versus the comparable period in 2017. Excluding the impact of the Special Items, adjusted operating expenses increased 35%, or 32% on a currency-neutral basis, for the three months ended March 31, 2018, versus the comparable period in 2017.

The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	($ in millions)
General and administrative	$1,294	$951	36%
Advertising and marketing	224	170	32%
Depreciation and amortization	120	92	30%
Provision for litigation settlements	117	15	**
Total operating expenses	1,755	1,228	43%
Special Items[1]	(117)	(15)	**
Adjusted total operating expenses (excluding Special Items1)	$1,638	$1,213	35%
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.
The following table summarizes the primary drivers of changes in operating expenses in the three months ended March 31, 2018 versus the comparable period in 2017:

	Three Months Ended March 31, 2018
	Operational	Special Items [1]	Acquisitions	Revenue Standard [2]	Center for Inclusive Growth [3]	Foreign Currency [4]	Total
General and administrative	15%	—%	8%	—%	10%	3%	36%
Advertising and marketing	4%	—%	1%	23%	—%	5%	32%
Depreciation and amortization	—%	—%	28%	—%	—%	2%	30%
Provision for litigation settlements	**	**	**	**	**	**	**
Total operating expenses	12%	8%	8%	3%	8%	3%	43%
Note: Tables may not sum due to rounding.

** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.
2 Represents the impact of our adoption of the new revenue guidance. For a more detailed discussion on the impact of the new revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this report.
3 Represents contribution of $100 million to the Mastercard Center for Inclusive Growth, a non-profit charitable organization.
4 Represents the foreign currency translational and transactional impact versus the prior year period.

General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	($ in millions)
Personnel	$752	$594	27%
Professional fees	81	61	32%
Data processing and telecommunications	141	110	28%
Foreign exchange activity	28	37	**
Other	292	149	97%
General and administrative expenses	$1,294	$951	36%
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of changes in general and administrative expenses for three months ended March 31, 2018 versus the comparable period in 2017 were:

•
Personnel expenses increased 27%, or 23% on a currency-neutral basis, versus the comparable period in 2017. The increase was due to a higher number of employees to support our continued investment in the areas of digital infrastructure, safety and security platforms and data analytics as well as geographic expansion. Acquisitions contributed 9 percentage points to personnel expense growth for the three months ended March 31, 2018.

•
Data processing and telecommunication expense increased 28%, or 24% on a currency-neutral basis, versus the comparable period in 2017. This line item consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. Acquisitions contributed 12 percentage points to expense growth for the three months ended March 31, 2018. The remaining increase is due to capacity growth of our business.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 16 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion. There were no significant changes in the foreign exchange activity for the three months ended March 31, 2018 versus the comparable period in 2017.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses, rental expense for our facilities and other costs associated with our business. For the three months ended March 31, 2018, other expenses increased primarily due to the $100 million contribution to the Mastercard Center for Inclusive Growth, a non-profit charitable organization, to enable a variety of workforce training, financial inclusion and digital infrastructure initiatives. Additionally, the increase in other expenses was due to higher cardholder services.

Advertising and Marketing
Advertising and marketing expenses increased 32%, or 27% on a currency-neutral basis, for the three months ended March 31, 2018, versus the comparable period in 2017, primarily due to a change in accounting for certain marketing fund arrangements as a result of our adoption of the new revenue guidance. For a more detailed discussion on the impact of the new revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies).
Depreciation and Amortization
Depreciation and amortization expenses increased 30%, or 28% on a currency-neutral basis, for the three months ended March 31, 2018, versus the comparable period in 2017, primarily due to the impact of acquisitions.
Provision for Litigation Settlement
In the first quarter of 2018, we recorded $117 million in provisions for various litigation versus $15 million recorded in the previous year. See section entitled “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments, certain income (expense) from our defined benefit plans and other gains and losses. Total other income (expense) decreased $6 million for the three months ended March 31, 2018, versus the comparable period in 2017, primarily due to the lapping of impairment charges taken on an investment in the first quarter of 2017 and higher investment income, partially offset by higher interest expense related to our debt issuance in February 2018.
Income Taxes
The effective income tax rate was 17.3% for the three months ended March 31, 2018, versus 26.9% for the comparable period in 2017. The lower effective tax rate, as compared to the prior year, was primarily due to a lower enacted statutory tax rate in the United States. On December 22, 2017, the U.S. passed comprehensive tax legislation which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The improved rate for the period was also attributable to discrete benefits for share-based payments.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in billions)
Cash, cash equivalents and investments [1]	$8.3	$7.8
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At March 31, 2018 and December 31, 2017, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $548 million and $546 million, respectively. This amount also excludes restricted security deposits held for customers of $1 billion at both March 31, 2018 and December 31, 2017.
Cash, cash equivalents and investments held by our foreign subsidiaries was $3.7 billion and $4.8 billion at March 31, 2018 and December 31, 2017, or 45% and 62%, respectively, as of such dates. As described further in Note 13 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report, as a result of the enactment of the U.S. Tax Reform, among other things, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. It is our present intention to indefinitely reinvest a portion of our historic undistributed accumulated earnings associated with certain foreign subsidiaries outside of the United States. Based upon the ongoing review of business requirements and capital needs of our non-U.S. subsidiaries, we believe a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, we continue to review our global working capital and cash needs to determine the amount we consider indefinitely reinvested. We will disclose such amount in the period in which such analysis is completed.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many Mastercard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 15 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017; Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “Business Environment” within this section of this Report.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,035	$727
Net cash provided by (used in) investing activities	367	(123)
Net cash used in financing activities	(665)	(1,237)
Net cash provided by operating activities increased $308 million for the three months ended March 31, 2018, versus the comparable period in 2017, primarily due to higher net income adjusted for non-cash items and lower customer sign-on payments, partially offset by lower payables and accrued expenses, refund of restricted security deposits and the timing of settlement with customers.
Net cash provided by investing activities increased $490 million for the three months ended March 31, 2018, versus the comparable period in 2017, primarily due to higher net proceeds from investment securities.
Net cash used in financing activities decreased $572 million for the three months ended March 31, 2018, versus the comparable period in 2017, due to the proceeds from the issuance of debt in the current period, partially offset by higher repurchases of our Class A common stock.
The table below shows a summary of select balance sheet data at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)
Balance Sheet Data:
Current assets	$14,707	$13,797
Current liabilities	8,948	8,793
Long-term liabilities	8,194	6,968
Equity	5,731	5,497
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
In February 2018, we issued $500 million principal amount of notes due in 2028 and an additional $500 million principal amount of notes due in 2048. Our long-term debt was $6.5 billion and $5.4 billion at March 31, 2018 and December 31, 2017, respectively, with the earliest maturity of principal occurring in 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2022.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2018 and December 31, 2017.
In March 2018, we filed a universal shelf registration statement (replacing a previously filed shelf registration statement that was set to expire) to provide additional access to capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell debt securities, guarantees of debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
See Note 9 (Debt) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion of long-term debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $263 million for the three months ended March 31, 2018.
On December 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per share paid on February 9, 2018 to holders of record on January 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $263 million.
On February 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on May 9, 2018 to holders of record on April 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $262 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of our Class A common stock. This program became effective in March 2018 after completion of the share repurchase program authorized in December 2016.
The following table summarizes our share repurchase authorizations of our Class A common stock through March 31, 2018, as well as historical purchases:

	Authorization Dates
	December 2017	December 2016	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$8,000
Remaining authorization at December 31, 2017	$4,000	$1,234	$5,234
Dollar value of shares repurchased during the three months ended March 31, 2018	$118	$1,234	$1,352
Remaining authorization at March 31, 2018	$3,882	$—	$3,882
Shares repurchased during the three months ended March 31, 2018	0.7	7.2	7.9
Average price paid per share during the three months ended March 31, 2018	$175.87	$171.11	$171.52
See Note 10 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt, other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $115 million on our foreign currency derivative contracts outstanding at March 31, 2018 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at March 31, 2018. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at March 31, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 2, 2018 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastercard Incorporated:
Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Mastercard Incorporated and its subsidiaries as of March 31, 2018, and the related consolidated statements of operations, of comprehensive income, and of cash flows for the three-month periods ended March 31, 2018 and March 31, 2017 and the statement of changes in equity as of March 31, 2018, including the related notes (collectively referred to as the “interim financial statements”) appearing under Part I, Item 1 of this Form 10-Q. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2018

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Item 1A (Risk Factors) in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2018, we repurchased a total of approximately 7.9 million shares for $1,352 million at an average price of $171.52 per share of Class A common stock. See Note 10 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the first quarter of 2018 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,866,432	$161.18	1,866,432	$4,933,035,685
February 1 - 28	2,915,798	$170.63	2,915,798	$4,435,518,016
March 1 - 31	3,098,907	$178.58	3,098,907	$3,882,119,096
Total	7,881,137	$171.52	7,881,137
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
ITEM 5. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
ITEM 6. EXHIBITS
Refer to the Exhibit Index included herein.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Officer’s Certificate of the Company, dated as of February 26, 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on From 8-K Filed on February 26, 2018 (File No. 001-32877)).

4.2
Form of Global Note representing the Company’s 3.5% Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on From 8-K Filed on February 26, 2018 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 3.95% Notes due 2048 (included in Exhibit 4.1)(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on From 8-K Filed on February 26, 2018 (File No. 001-32877)).

10.1*+	Description of Employment Arrangement with Craig Vosburg.

10.2*+	Contract of Employment between Mastercard UK Management Services Limited and Ann Cairns, amended and restated as of April 5, 2018.

10.3*+	Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of April 10, 2018.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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

MASTERCARD INCORPORATED
(Registrant)

Date:	May 2, 2018	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2018	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2018	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)