Form 10-Q
period 2018-06-30
Mastercard Inc
filed 2018-07-26
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 23, 2018, there were 1,025,054,754 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 13,397,705 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$6,210	$5,933
Restricted cash for litigation settlement	549	546
Investments	1,535	1,849
Accounts receivable	2,164	1,969
Settlement due from customers	1,532	1,375
Restricted security deposits held for customers	992	1,085
Prepaid expenses and other current assets	1,323	1,040
Total Current Assets	14,305	13,797
Property, plant and equipment, net of accumulated depreciation of $778 and $714, respectively	860	829
Deferred income taxes	395	250
Goodwill	2,974	3,035
Other intangible assets, net of accumulated amortization of $1,176 and $1,157, respectively	1,043	1,120
Other assets	2,894	2,298
Total Assets	$22,471	$21,329
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$345	$933
Settlement due to customers	1,232	1,343
Restricted security deposits held for customers	992	1,085
Accrued litigation	949	709
Accrued expenses	4,418	3,931
Other current liabilities	1,519	792
Total Current Liabilities	9,455	8,793
Long-term debt	5,858	5,424
Deferred income taxes	58	106
Other liabilities	1,750	1,438
Total Liabilities	17,121	15,761

Commitments and Contingencies

Redeemable Non-controlling Interests	71	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,384 and 1,382 shares issued and 1,026 and 1,040 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 13 and 14 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,453	4,365
Class A treasury stock, at cost, 358 and 342 shares, respectively	(23,650)	(20,764)
Retained earnings	25,086	22,364
Accumulated other comprehensive income (loss)	(632)	(497)
Total Stockholders’ Equity	5,257	5,468
Non-controlling interests	22	29
Total Equity	5,279	5,497
Total Liabilities, Redeemable Non-controlling Interests and Equity	$22,471	$21,329
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net Revenue	$3,665	$3,053	$7,245	$5,787
Operating Expenses
General and administrative	1,154	1,075	2,448	2,026
Advertising and marketing	235	214	459	384
Depreciation and amortization	115	111	235	203
Provision for litigation settlements	225	—	342	15
Total operating expenses	1,729	1,400	3,484	2,628
Operating income	1,936	1,653	3,761	3,159
Other Income (Expense)
Investment income	31	14	48	29
Interest expense	(48)	(39)	(91)	(78)
Other income (expense), net	3	—	7	(4)
Total other income (expense)	(14)	(25)	(36)	(53)
Income before income taxes	1,922	1,628	3,725	3,106
Income tax expense	353	451	664	848
Net Income	$1,569	$1,177	$3,061	$2,258

Basic Earnings per Share	$1.50	$1.10	$2.92	$2.10
Basic Weighted-Average Shares Outstanding	1,043	1,070	1,047	1,074
Diluted Earnings per Share	$1.50	$1.10	$2.91	$2.09
Diluted Weighted-Average Shares Outstanding	1,049	1,075	1,053	1,078

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net Income	$1,569	$1,177	$3,061	$2,258
Other comprehensive income (loss):
Foreign currency translation adjustments	(352)	230	(191)	316
Income tax effect	7	2	5	1
Foreign currency translation adjustments, net of income tax effect	(345)	232	(186)	317

Translation adjustments on net investment hedge	113	(108)	68	(142)
Income tax effect	(27)	40	(15)	52
Translation adjustments on net investment hedge, net of income tax effect	86	(68)	53	(90)

Defined benefit pension and other postretirement plans	—	—	(1)	(2)
Income tax effect	—	—	—	1
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	—	(1)	(1)	(2)
Income tax effect	—	1	—	1
Investment securities available-for-sale, net of income tax effect	—	—	(1)	(1)

Other comprehensive income (loss), net of tax	(259)	164	(135)	225
Comprehensive Income	$1,310	$1,341	$2,926	$2,483

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	3,061	—	—	3,061
Activity related to non-controlling interests	—	—	—	—	—	—	(7)	(7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(135)	—	(135)
Cash dividends declared on Class A and Class B common stock, $0.50 per share	—	—	—	—	(522)	—	—	(522)
Purchases of treasury stock	—	—	—	(2,890)	—	—	—	(2,890)
Share-based payments	—	—	88	4	—	—	—	92
Balance at June 30, 2018	$—	$—	$4,453	$(23,650)	$25,086	$(632)	$22	$5,279

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities
Net income	$3,061	$2,258
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	578	496
Depreciation and amortization	235	203
Share-based compensation	98	88
Deferred income taxes	(107)	(23)
Other	5	35
Changes in operating assets and liabilities:
Accounts receivable	(195)	(186)
Settlement due from customers	(158)	(177)
Prepaid expenses	(843)	(980)
Accrued litigation and legal settlements	231	15
Restricted security deposits held for customers	(93)	2
Accounts payable	(86)	24
Settlement due to customers	(109)	159
Accrued expenses	81	(4)
Net change in other assets and liabilities	(174)	142
Net cash provided by operating activities	2,524	2,052
Investing Activities
Purchases of investment securities available-for-sale	(705)	(322)
Purchases of investments held-to-maturity	(242)	(514)
Proceeds from sales of investment securities available-for-sale	412	105
Proceeds from maturities of investment securities available-for-sale	171	248
Proceeds from maturities of investments held-to-maturity	646	461
Purchases of property, plant and equipment	(172)	(114)
Capitalized software	(79)	(54)
Acquisition of businesses, net of cash acquired	—	(951)
Investment in nonmarketable equity investments	(21)	(121)
Other investing activities	(16)	17
Net cash used in investing activities	(6)	(1,245)
Financing Activities
Purchases of treasury stock	(2,881)	(1,893)
Dividends paid	(525)	(474)
Proceeds from debt	991	—
Payment of debt	—	(64)
Tax withholdings related to share-based payments	(73)	(46)
Cash proceeds from exercise of stock options	67	36
Other financing activities	5	(11)
Net cash used in financing activities	(2,416)	(2,452)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	74	123
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	176	(1,522)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	7,592	8,273
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$7,768	$6,751
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At June 30, 2018 and December 31, 2017, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2018 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of December 31, 2017. The consolidated financial statements for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard Incorporated Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and six months ended June 30, 2018 and 2017, activity from non-controlling interests was not material to the respective period results.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net periodic pension cost and net periodic postretirement benefit cost - In March 2017, the FASB issued accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component is required to be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of the net periodic benefit costs are required to be presented in the consolidated statement of operations separately from the service cost component and outside of operating income. This guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018, which did not result in a material impact on the Company’s current year consolidated financial statements. The Company did not apply this guidance retrospectively, as the impact was de minimis to the prior year consolidated financial statements.
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
This new revenue guidance impacts the timing of certain customer incentives recognized in the Company’s consolidated statement of operations, as they are recognized over the life of the contract. Previously, such incentives were recognized when earned by the customer. The new revenue guidance also impacts the Company’s accounting recognition for certain market development fund contributions and expenditures. Historically, these items were recorded on a net basis in net revenue and will now be recognized on a gross basis, resulting in an increase to both revenues and expenses.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables summarize the impact of the revenue standard on the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 and consolidated balance sheet as of June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Net Revenue	$3,560	$105	$3,665	$7,033	$212	$7,245

Operating Expenses
General and administrative	1,154	—	1,154	2,453	(5)	2,448
Advertising and marketing	176	59	235	360	99	459

Income before income taxes	1,876	46	1,922	3,607	118	3,725
Income tax expense	339	14	353	636	28	664
Net Income	1,537	32	1,569	2,971	90	3,061

	June 30, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Assets
Accounts receivable	$2,094	$70	$2,164
Prepaid expenses and other current assets	1,130	193	1,323
Deferred income taxes	478	(83)	395
Other assets	2,103	791	2,894

Liabilities
Accounts payable	963	(618)	345
Accrued expenses	3,869	549	4,418
Other current liabilities	1,580	(61)	1,519
Other liabilities	1,086	664	1,750

Equity
Retained earnings	24,649	437	25,086
For a more detailed discussion on revenue recognition, refer to Note 3 (Revenue).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Cumulative Effect of the Adopted Accounting Pronouncements
The following table summarizes the cumulative impact of the changes made to the January 1, 2018 consolidated balance sheet for the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers. The prior periods have not been restated and have been reported under the accounting standards in effect for those periods. During the second quarter of 2018, there was an adjustment to the impact of adopting the new revenue standard which increased liabilities $88 million with a corresponding tax-effected adjustment to retained earnings. In addition, certain reclassifications were made primarily between other assets, accrued expenses, and other liabilities. These revisions did not result in a material impact to the balances at January 1, 2018 or the consolidated financial statements for the period ended March 31, 2018.

	Balance at December 31, 2017	Impact of revenue standard	Impact of intra-entity asset transfers standard	Balance at January 1, 2018
	(in millions)
Assets
Accounts receivable	$1,969	$44	$—	$2,013
Prepaid expenses and other current assets	1,040	181	(17)	1,204
Deferred income taxes	250	(69)	186	367
Other assets	2,298	690	(352)	2,636
Liabilities
Accounts payable	933	(495)	—	438
Accrued expenses	3,931	391	—	4,322
Other current liabilities	792	(44)	—	748
Other liabilities	1,438	628	—	2,066
Equity
Retained earnings	22,364	366	(183)	22,547
Note 2. Acquisitions
In 2017, the Company acquired businesses for total consideration of $1.5 billion. The Company has finalized the purchase accounting for businesses acquired during the six months ended June 30, 2017 for total consideration of $1.2 billion. For the final and preliminary estimated fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Transaction processing revenue is recognized for both domestic and cross-border transactions in the period in which the related transactions occur. Transaction processing includes the following:

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
Other revenues consist of value added service offerings that are typically sold with the Company’s payment service offerings and are recognized in the period in which the related services are performed or transactions occur. Other revenues include the following:

•	Consulting, data analytic and research fees.

•	Safety and security services fees are for products and services offered to prevent, detect and respond to fraud and to ensure the safety of transactions made primarily on Mastercard products.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The following table disaggregates the Company’s net revenue by revenue source and geography for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Revenue by source:
Domestic assessments	$1,537	$2,995
Cross-border volume fees	1,198	2,355
Transaction processing	1,830	3,537
Other revenues	785	1,533
Gross revenue	5,350	10,420
Rebates and incentives (contra-revenue)	(1,685)	(3,175)
Net revenue	$3,665	$7,245

Net revenue by geography:
North American Markets	$1,330	$2,579
International Markets	2,275	4,562
Other [1]	60	104
Net revenue	$3,665	$7,245
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2,005 million and $1,873 million as of June 30, 2018 and December 31, 2017, respectively, are recorded within accounts receivable in the consolidated balance sheet. The Company’s customers are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not offer extended payment terms to customers.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Contract assets include unbilled consideration typically resulting from executed consulting, data analytic and research services performed for customers in connection with Mastercard’s payment network service arrangements. Collection for these services typically occurs over the contractual term. These contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at June 30, 2018 in the amounts of $19 million and $94 million, respectively. The Company did not have contract assets at December 31, 2017.
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue is primarily derived from consulting, data analytic and research services. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at June 30, 2018 in the amounts of $282 million and $78 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2017 were $230 million and $17 million, respectively. Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2018 was $207 million and $368 million, respectively.
The Company’s remaining performance period for its contracts with customers for its payment network services are typically long-term in nature (generally up to 10 years). As a payment network service provider, the Company provides its customers with continuous access to its payment network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable based upon the number of transactions processed and volume activity on the cards and other devices that carry the Company’s brands. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payment network services.
The following table summarizes expected revenues for the remaining performance obligations with customers from the Company’s other products and services including real-time account-based payment services, consulting and research fees and loyalty programs.  The Company expects to recognize revenue in the future related to these unsatisfied performance obligations for fixed-fee contracts open as of June 30, 2018 that are greater than one year.

(in millions)
Remainder of 2018	$156
2019-2020	521
2021-2022	147
2023 and thereafter	21
Total	$845
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Numerator
Net income	$1,569	$1,177	$3,061	$2,258
Denominator
Basic weighted-average shares outstanding	1,043	1,070	1,047	1,074
Dilutive stock options and stock units	6	5	6	4
Diluted weighted-average shares outstanding [1]	1,049	1,075	1,053	1,078
Earnings per Share
Basic	$1.50	$1.10	$2.92	$2.10
Diluted	$1.50	$1.10	$2.91	$2.09

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company’s cash and cash equivalents include certain investments with daily liquidity and with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximate fair value.
The Company classifies cash and cash equivalents as restricted when the cash is unavailable for withdrawal or usage for general operations. The Company has the following types of restricted cash and restricted cash equivalents balances:

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

•
Other restricted cash balances - The Company has other restricted cash balances which include contractually restricted deposits, as well as cash balances that are restricted based on the Company’s intention with regards to usage. These funds are classified on the consolidated balance sheet within prepaid expenses and other currents assets and other assets.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the statement of financial position that total to the beginning of period and end of period amounts shown in the statement of cash flows.

	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$5,933	$6,721
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	546	543
Restricted security deposits held for customers	1,085	991
Prepaid expenses and other current assets	28	3
Other assets	—	15
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period [1]	$7,592	$8,273

	June 30,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,210	$5,177
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	549	544
Restricted security deposits held for customers	992	993
Prepaid expenses and other current assets	17	12
Other assets	—	25
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period [1]	$7,768	$6,751
1 As shown on the consolidated statement of cash flows.
Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the six months ended June 30, 2018.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$11	$—	$11	$—	$17	$—	$17
Government and agency securities	60	97	—	157	81	104	—	185
Corporate securities	—	917	—	917	—	876	—	876
Asset-backed securities	—	165	—	165	—	70	—	70
Equity securities	1	—	—	1	1	—	—	1
Derivative instruments [2]:
Foreign currency derivative assets	—	39	—	39	—	6	—	6
Deferred compensation plan [3]:
Deferred compensation assets	59	—	—	59	55	—	—	55

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(6)	$—	$(6)	$—	$(30)	$—	$(30)
Deferred compensation plan [4]:
Deferred compensation liabilities	(60)	—	—	(60)	(54)	—	—	(54)
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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2018 and December 31, 2017, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 15 (Settlement and Other Risk Management).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At June 30, 2018 and December 31, 2017, the Company held $284 million and $700 million, respectively, of short-term held-to-maturity securities. The cost of these securities approximates fair value.
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
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified within Level 2 of the Valuation Hierarchy. At June 30, 2018, the carrying value and fair value of the total debt outstanding (including the current portion) was $6.4 billion and $6.5 billion, respectively. At December 31, 2017, the carrying value and fair value of long-term debt was $5.4 billion and $5.7 billion, respectively.
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
The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. This contingent consideration liability is included in other current liabilities on the consolidated balance sheet and is classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices. The activity of the Company’s contingent consideration liability for the six months ended June 30, 2018 was as follows:

(in millions)
Balance at December 31, 2017	$219
Net change in valuation	11
Payments	(5)
Foreign currency translation	(6)
Balance at June 30, 2018	$219

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$11	$—	$—	$11	$17	$—	$—	$17
Government and agency securities	157	—	—	157	185	—	—	185
Corporate securities	917	1	(1)	917	875	2	(1)	876
Asset-backed securities	165	—	—	165	70	—	—	70
Equity securities	—	1	—	1	—	1	—	1
Total	$1,250	$2	$(1)	$1,251	$1,147	$3	$(1)	$1,149
The Company’s available-for-sale investment securities held at June 30, 2018 and December 31, 2017 primarily carried a credit rating of A- or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2018 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$341	$341
Due after 1 year through 5 years	909	909
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	—	1
Total	$1,250	$1,251
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2018 and 2017 were not significant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$685	$464
Prepaid income taxes	121	77
Other	517	499
Total prepaid expenses and other current assets	$1,323	$1,040
Other assets consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$2,232	$1,434
Nonmarketable equity investments	268	249
Prepaid income taxes	—	352
Income taxes receivable	173	178
Other	221	85
Total other assets	$2,894	$2,298
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities. The increase in customer and merchant incentives and the decrease in prepaid income taxes at June 30, 2018 from December 31, 2017 are primarily due to the impact from the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers, respectively. See Note 1 (Summary of Significant Accounting Policies) for additional information on the cumulative impact of the adoption of these accounting pronouncements.
Nonmarketable equity investments represent the Company’s cost and equity method investments.
Note 8. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$3,182	$2,648
Personnel costs	442	613
Advertising	88	88
Income and other taxes	313	194
Other	393	388
Total accrued expenses	$4,418	$3,931
As of June 30, 2018 and December 31, 2017, the Company’s provision for litigation was $949 million and $709 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 14 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Debt
Total debt outstanding consisted of the following at June 30, 2018 and December 31, 2017:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	June 30, 2018	December 31, 2017
				(in millions, except percentages)
2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	$500	$—
			2048	500	3.950%	3.990%	500	—
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	813	839
			2027	800	2.100%	2.189%	930	958
			2030	150	2.500%	2.562%	174	180
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	500	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							6,417	5,477
Less: Unamortized discount and debt issuance costs							(60)	(53)
Total debt outstanding							6,357	5,424
Less: Current portion of total debt[1]							(499)	—
Long-term debt							$5,858	$5,424
1 Relates to the current portion of the 2014 USD Notes, due in April 2019, included in other current liabilities on the consolidated balance sheet.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are available in U.S. dollars and/or euros. In October 2017, the Company extended the Credit Facility for an additional year to October 2022. The extension did not result in any material changes to the terms and conditions of the Credit Facility. The facility fee and borrowing cost under the Credit Facility are based upon the Company’s credit rating. At June 30, 2018, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 79.5 basis points, or an alternative base rate. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company was in compliance in all material respects with the covenants of the Credit Facility at June 30, 2018. The majority of Credit Facility lenders are customers or affiliates of customers of the Company.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility and the Commercial Paper Program at June 30, 2018 and December 31, 2017.
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
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2018, as well as historical purchases:

Board authorization dates	December 2017	December 2016	December 2015

Date program became effective	March 2018	April 2017	February 2016	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$4,000	$12,000
Dollar value of shares repurchased during the six months ended June 30, 2017	$—	$897	$996	$1,893
Remaining authorization at December 31, 2017	$4,000	$1,234	$—	$5,234
Dollar value of shares repurchased during the six months ended June 30, 2018	$1,647	$1,234	$—	$2,881
Remaining authorization at June 30, 2018	$2,353	$—	$—	$2,353

Shares repurchased during the six months ended June 30, 2017	—	7.5	9.1	16.6
Average price paid per share during the six months ended June 30, 2017	$—	$118.16	$109.16	$113.25
Shares repurchased during the six months ended June 30, 2018	9.0	7.2	—	16.2
Average price paid per share during the six months ended June 30, 2018	$183.84	$171.11	$—	$178.16
Cumulative shares repurchased through June 30, 2018	9.0	28.2	40.4	77.6
Cumulative average price paid per share	$183.84	$141.99	$99.10	$124.48

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the six months ended June 30, 2018:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2017	1,039.7	14.1
Purchases of treasury stock	(16.2)	—
Share-based payments	2.1	—
Conversion of Class B to Class A common stock	0.7	(0.7)
Balance at June 30, 2018	1,026.3	13.4
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period [3]	317	(90)	(1)	(1)	225
Balance at June 30, 2017	$(632)	$(78)	$10	$1	$(699)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [3]	(186)	53	(1)	(1)	(135)
Balance at June 30, 2018	$(568)	$(88)	$24	$—	$(632)

[1]
During the six months ended June 30, 2018 the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the U.S. dollar against the euro and British pound. During the six months ended June 30, 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.

2 Balances at June 30, 2018 and December 31, 2017 include $28 million of stranded tax effects as a result of the U.S. Tax Reform.

[3]	During the six months ended June 30, 2018 and 2017, gains and losses reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations were not significant.
Note 12. Share-Based Payments
During the six months ended June 30, 2018, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2018	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.9	$41
Restricted stock units	0.9	$170
Performance stock units	0.1	$226

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock options generally vest in four equal annual installments beginning one year after the date of grant and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant-date fair value of stock options and calculated the expected term and the expected volatility based on historical Mastercard information. The expected term of stock options granted in 2018 was determined to be six years, while the expected volatility was determined to be 19.7%.
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
Note 13. Income Taxes
The effective income tax rates were 18.3% and 17.8% for the three and six months ended June 30, 2018, respectively, versus 27.7% and 27.3% for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. On December 22, 2017, the U.S. passed comprehensive tax legislation which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The lower effective tax rates for the periods were also attributable to discrete benefits for share-based payments. These benefits were partially offset by other aspects of the U.S. Tax Reform for which a tax benefit is no longer recognized, including a U.S. foreign tax credit benefit for the repatriation of current year foreign earnings and benefits of the domestic production activities deduction.
While the effective date for most of the U.S. Tax Reform provisions was January 1, 2018, GAAP required the resulting tax effects to be accounted for in the reporting period of enactment. At December 31, 2017, this included a one-time mandatory deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), the remeasurement of the Company’s net deferred tax asset balance in the U.S., the dilution of foreign tax credit benefits on the repatriation of current year foreign earnings and the recognition of a deferred tax liability resulting from the change in the Company’s indefinite reinvestment assertion for certain foreign affiliates. Also, in December 2017, the SEC staff issued guidance which allows registrants to record provisional amounts for certain aspects of the U.S. Tax Reform during a measurement period, which is not to extend beyond one year.
Consistent with the SEC guidance, the Company was able to make reasonable estimates and had recorded provisional amounts of $629 million related to the Transition Tax, which is payable over eight years, $157 million charge for the remeasurement of the Company’s net deferred tax asset in the U.S. and $36 million related to the change in assertion regarding the indefinite reinvestment of foreign earnings. Each of these amounts may require further adjustments during the measurement period due to evolving analysis and interpretations of law, including issuance by the Internal Revenue Service (the “IRS”) and The Department of Treasury (“Treasury”) of Notices, regulations and, potentially, direct discussions with both, as well as interpretations of how accounting for income taxes should be applied to the U.S. Tax Reform. The Transition Tax is based upon previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. To compute the tax, the Company must determine the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company expects to complete its accounting within the prescribed measurement period.
On January 19, 2018, the IRS and Treasury issued additional administrative guidance relating to the Transition Tax. It was determined that a single spot rate, as of December 31, 2017, should be used to translate accumulated foreign earnings to U.S. dollars when calculating the Transition Tax liability, compared to the yearly average approach used in the Company’s calculation as of December 31, 2017. This additional administrative guidance has no impact on the Company’s overall effective tax rate. However, it did result in an approximately $36 million increase to its Transition Tax liability with an offsetting decrease to the deferred tax liability recorded on the change in assertion with regard to the indefinite reinvestment of certain of the Company’s foreign earnings. These offsetting charges were recorded during the first quarter of 2018.
During 2014, the Company implemented an initiative to better align its legal entity and tax structure with its operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. This improved alignment has resulted in greater flexibility and efficiency with regard to the global deployment of cash, as well as benefits to the Company’s effective income tax rate. The Company recorded

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

a deferred charge related to the income tax expense on intercompany profits that resulted from the transfer. The tax associated with the transfer was deferred and was being amortized utilizing a 25-year life. This deferred charge was included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at December 31, 2017 in the amounts of $17 million and $352 million, respectively. In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies are required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company adopted this accounting guidance on January 1, 2018. The aforementioned deferred charge of $369 million at December 31, 2017 has been charged against retained earnings as a component of the cumulative-effect adjustment as of January 1, 2018. In addition, deferred taxes have also been included as a component of the cumulative-effect adjustment whereby the Company has recorded a $186 million deferred tax asset representing the temporary difference in book and tax basis of the intellectual property that was transferred to the United Kingdom. See Note 1 (Summary of Significant Accounting Policies) for additional information on the cumulative impact of the adoption of this accounting pronouncement.
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
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its “no surcharge” rule. The court granted final approval of the settlement in December 2013, and objectors to the settlement appealed that decision to the U.S. Court of Appeals for the Second Circuit. In June 2016, the court of appeals vacated the class action certification, reversed the settlement approval and sent the case back to the district court for further proceedings. The court of appeals’ ruling was based primarily on whether the merchants were adequately represented by counsel in the settlement. As a result of the appellate court ruling, the district court divided the merchants’ claims into two separate classes - monetary damages claims (the “Damages Class”) and claims seeking changes to business practices (the “Rules Relief Class”). The court appointed separate counsel for each class.
Prior to the reversal of the settlement approval, merchants representing slightly more than 25% of the Mastercard and Visa purchase volume over the relevant period chose to opt out of the class settlement. Mastercard had anticipated that most of the larger merchants who opted out of the settlement would initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Mastercard has executed settlement agreements with a number of opt-out merchants. Mastercard believes these settlement agreements are not impacted by the ruling of the court of appeals. The defendants have consolidated all of these matters (except for one state court action) in front of the same federal district court that approved the merchant class settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim.
In June 2018, the parties to the Damages Class litigation reached an agreement in principle to resolve the Damages Class claims. The parties are now negotiating the terms of a formal class settlement agreement, which Mastercard anticipates will be finalized and executed during the third quarter of 2018 and which would be subject to court approval. As a result of the agreement in principle with the Damages Class, Mastercard increased its reserve during the second quarter of 2018 by $210 million for both the merchant class litigation and the filed and anticipated opt-out merchant cases. Neither the agreement in principle nor any potential settlement agreement relates to, or will relate to, the Rules Relief Class claims.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2018, Mastercard had accrued a liability of $947 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of June 30, 2018 and December 31, 2017, Mastercard had $549 million and $546 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at June 30, 2018. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area (the “EEA”). The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the European Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the European Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the European Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the European Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard expects to obtain greater clarity with respect to these issues before the end of 2018.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $15 million in the second quarter of 2018 and $19 million in the first quarter of 2018, each relating to settlements with a number of U.K. Merchant claimants.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with seven of these claimants to resolve their claims. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court ruled against both Mastercard and Visa on two of the three legal issues being considered, concluding that U.K. interchange rates restricted competition and that they were not objectively necessary for the payment networks. The appellate court sent the cases back to trial for reconsideration on the remaining issue concerning the “lawful” level of interchange. Mastercard intends to request permission to appeal the ruling to the U.K. Supreme Court. Mastercard expects the litigation process to continue during the next several years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of June 30, 2018). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action.  The plaintiffs’ request for permission to appeal this decision was denied, which they have appealed. The plaintiffs have also filed a separate request for judicial review of the court’s denial of their collective action.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services.
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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Gross settlement exposure	$47,872	$47,002
Collateral held for settlement exposure	(4,494)	(4,360)
Net uncollateralized settlement exposure	$43,378	$42,642
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $385 million and $395 million at June 30, 2018 and December 31, 2017, respectively, of which $305 million and $313 million at June 30, 2018 and December 31, 2017, respectively, is mitigated by collateral arrangements. In addition, the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
As of June 30, 2018 and December 31, 2017, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	June 30, 2018		December 31, 2017
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$87	$(2)	$27	$—
Commitments to sell foreign currency	982	29	968	(26)
Options to sell foreign currency	32	6	27	2
Balance sheet location
Accounts receivable [1]		$39		$6
Other current liabilities [1]		(6)		(30)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency derivative contracts
General and administrative	$56	$(17)	$35	$(45)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign currency derivative contracts in accumulated other comprehensive income as of June 30, 2018 and December 31, 2017, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $102 million on the Company’s foreign currency derivative contracts outstanding at June 30, 2018. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion debt as a net investment hedge for a portion of its net investment in European foreign operations. As of June 30, 2018, the Company had a net foreign currency transaction pre-tax loss of $148 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

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
Grow. We focus on growing our core business globally, including growing our consumer credit, debit, prepaid and commercial products and solutions, thereby increasing the number of payment transactions we switch. We also look to take advantage of the opportunities presented by the evolving ways people interact and transact in the growing digital economy.
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
Business Environment
We authorize, clear and settle transactions in more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 34% and 33% of total net revenue for the three and six months ended June 30, 2018, respectively, and 36% for both the three and six months ended June 30, 2017. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States. Our primary revenue billing currencies are the U.S. dollar, euro, Brazilian real and the British pound.
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

Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017		2018	2017
	($ in millions, except per share data)
Net revenue	$3,665	$3,053	20%	$7,245	$5,787	25%

Operating expenses	$1,729	$1,400	23%	$3,484	$2,628	33%
Operating income	$1,936	$1,653	17%	$3,761	$3,159	19%
Operating margin	52.8%	54.1%	(1.3) ppt	51.9%	54.6%	(2.7) ppt

Income tax expense	$353	$451	(22)%	$664	$848	(22)%
Effective income tax rate	18.3%	27.7%	(9.4) ppt	17.8%	27.3%	(9.5) ppt

Net income	$1,569	$1,177	33%	$3,061	$2,258	36%

Diluted earnings per share	$1.50	$1.10	36%	$2.91	$2.09	39%
Diluted weighted-average shares outstanding	1,049	1,075	(2)%	1,053	1,078	(2)%

Summary of Non-GAAP Results1:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	As adjusted	Currency-neutral	2018	2017	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,665	$3,053	20%	18%	$7,245	$5,787	25%	22%

Adjusted operating expenses	$1,504	$1,400	7%	6%	$3,142	$2,613	20%	18%

Adjusted operating margin	59.0%	54.1%	4.9 ppt	4.7 ppt	56.6%	54.8%	1.8 ppt	1.5 ppt

Adjusted effective income tax rate	18.8%	27.7%	(8.9) ppt	(8.8) ppt	18.2%	27.3%	(9.1) ppt	(9.0) ppt

Adjusted net income	$1,744	$1,177	48%	45%	$3,325	$2,268	47%	42%

Adjusted diluted earnings per share	$1.66	$1.10	51%	48%	$3.16	$2.10	50%	46%

Note: Tables may not sum due to rounding.
1 The Summary of Non-GAAP Results excludes the impact of Special Items (defined below) and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
Key highlights for the three and six months ended June 30, 2018 were as follows:

•
Net revenue increased 20% and 25%, or 18% and 22% on a currency-neutral basis, respectively, versus the comparable periods in 2017. Current year results include a combined 4 and 5 percentage points of growth, respectively, from the impact of the adoption of the new revenue standard and our prior year acquisitions. The remaining 14 and 17 percentage points of respective growth on a currency-neutral basis was primarily driven by:

➢ Switched transaction growth of 17%, adjusted for the impact of the Venezuela deconsolidation, for both periods

➢ Cross border growth of 19% and 20% on a local currency basis, respectively
➢ Gross dollar volume growth of 14%, on a local currency basis, for both periods
➢ These increases were partially offset by higher rebates and incentives, which increased 22% and 19%, or 21% and 17% on a currency-neutral basis, respectively

•
Operating expenses increased 23% and 33% respectively, versus the comparable periods in 2017. Excluding the impact of the Special Items (defined below), adjusted operating expenses increased 7% and 20%, respectively. On a currency-neutral basis the increase was 6% and 18%, respectively, primarily driven by:

➢ 5 and 4 percentage point respective increases from the adoption of the new revenue guidance,
➢ 1 and 4 percentage point respective increases from acquisitions,
➢ 4 percentage point increase for the six months ended June 30, 2018 from the contribution of $100 million to the Mastercard Center for Inclusive Growth in the first quarter of 2018, partially offset by,
➢ 7 and 4 percentage point respective benefits from gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement, as compared to losses in the prior year comparable periods.
The remaining 7 and 10 percentage points of respective growth was primarily related to our continued investment in strategic initiatives and higher operating costs.

•
The effective income tax rate was 18.3% and 17.8% for the three and six months ended June 30, 2018, versus 27.7% and 27.3%, respectively, for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. On December 22, 2017, the U.S. passed comprehensive tax legislation (“U.S. Tax Reform”) which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The lower effective tax rates for the period was also attributable to discrete benefits for share-based payments. These benefits were partially offset by other aspects of the U.S. Tax Reform, for which a tax benefit is no longer recognized, including a U.S. foreign tax credit benefit for the repatriation of current year foreign earnings and benefits of the domestic production activities deduction.

Other financial highlights for the six months ended June 30, 2018 were as follows:

•	We generated net cash flows from operations of $2.5 billion compared to $2.1 billion for the comparable period in 2017.

•	We completed a debt offering for an aggregate principal amount of $1 billion.

•	We repurchased 16.2 million shares of our common stock and paid dividends of $525 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the second quarter of 2018, we recorded provisions for litigation of $210 million ($163 million after tax, or $0.16 per diluted share) related to both the U.S. merchant class litigation and the filed and anticipated opt-out U.S. merchant cases. Additionally, we recorded provisions for litigation of $15 million ($12 million after tax, or $0.01 per diluted share) related to litigation settlements with U.K. merchants.

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

	Three Months Ended June 30, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,729	52.8%	18.3%	$1,569	$1.50
Special Items	(225)	6.2%	0.5%	175	0.17
Non-GAAP	$1,504	59.0%	18.8%	$1,744	$1.66

	Six Months Ended June 30, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,484	51.9%	17.8%	$3,061	$2.91
Special Items	(342)	4.7%	0.4%	264	0.25
Non-GAAP	$3,142	56.6%	18.2%	$3,325	$3.16

	Six Months Ended June 30, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,628	54.6%	27.3%	$2,258	$2.09
Special Item	(15)	0.2%	—%	10	0.01
Non-GAAP	$2,613	54.8%	27.3%	$2,268	$2.10

	Three Months Ended June 30, 2018 as compared to the Three Months Ended June 30, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	20%	23%	(1.3) ppt	(9.4) ppt	33%	36%
Special Items	—%	(16)%	6.2 ppt	0.5 ppt	15%	15%
Non-GAAP	20%	7%	4.9 ppt	(8.9) ppt	48%	51%
Foreign currency [1]	(2)%	(1)%	(0.2) ppt	0.1 ppt	(3)%	(3)%
Non-GAAP - currency-neutral	18%	6%	4.7 ppt	(8.8) ppt	45%	48%

	Six Months Ended June 30, 2018 as compared to the Six Months Ended June 30, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	25%	33%	(2.7) ppt	(9.5) ppt	36%	39%
Special Items	—%	(12)%	4.5 ppt	0.4 ppt	11%	11%
Non-GAAP	25%	20%	1.8 ppt	(9.1) ppt	47%	50%
Foreign currency [1]	(3)%	(2)%	(0.3) ppt	0.1 ppt	(4)%	(5)%
Non-GAAP - currency-neutral	22%	18%	1.5 ppt	(9.0) ppt	42%	46%
Note: Tables may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.

Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2018, GDV on a U.S. dollar-converted basis increased 15% and 17%, respectively, while GDV on a local currency basis increased 14% for both periods, versus the comparable periods in 2017. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
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
Financial Results
Revenue
In the three and six months ended June 30, 2018, gross revenue increased 21% and 23%, or 19% and 21% on a currency-neutral basis, respectively, versus the comparable periods in 2017. Gross revenue growth in the three and six months ended June 30, 2018 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands and other payment-related products and services.
Rebates and incentives, in the three and six months ended June 30, 2018, increased 22% and 19%, or 21% and 17% on a currency-neutral basis, respectively, versus the comparable periods in 2017, primarily due to new and renewed deals and increased volumes.
Our net revenue for the three and six months ended June 30, 2018, increased 20% and 25%, or 18% and 22% on a currency-neutral basis, respectively, versus the comparable periods in 2017. The adoption of the new revenue guidance and our prior year acquisitions contributed a combined 4 and 5 percentage points of growth for the three and six months ended June 30, 2018, respectively.
See Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of the new revenue guidance. Additionally, see Note 3 (Revenue) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of how we recognize revenue.

The significant components of our net revenue were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
Domestic assessments	$1,537	$1,260	22%	$2,995	$2,449	22%
Cross-border volume fees	1,198	984	22%	2,355	1,900	24%
Transaction processing	1,830	1,496	22%	3,537	2,843	24%
Other revenues	785	694	13%	1,533	1,255	22%
Gross revenue	5,350	4,434	21%	10,420	8,447	23%
Rebates and incentives (contra-revenue)	(1,685)	(1,381)	22%	(3,175)	(2,660)	19%
Net revenue	$3,665	$3,053	20%	$7,245	$5,787	25%
The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2018, versus the comparable periods in 2017:

	Three Months Ended June 30, 2018
	Volume	Acquisitions	Revenue standard [1]	Foreign Currency [2]	Other [3]		Total
Domestic assessments	14%	—%	5%	—%	2%	[4]	22%
Cross-border volume fees	18%	—%	1%	3%	(1)%		22%
Transaction processing	14%	—%	—%	2%	6%		22%
Other revenues	**	1%	—%	—%	12%	[5]	13%
Rebates and incentives (contra-revenue)	10%	—%	(2)%	1%	13%	[6]	22%

Net revenue	14%	—%	3%	2%	—%		20%

	Six Months Ended June 30, 2018
	Volume	Acquisitions	Revenue Standard [1]	Foreign Currency [2]	Other [3]		Total
Domestic assessments	14%	—%	6%	2%	1%	[4]	22%
Cross-border volume fees	19%	—%	1%	5%	(2)%		24%
Transaction processing	15%	1%	—%	3%	6%		24%
Other revenues	**	5%	—%	—%	17%	[5]	22%
Rebates and incentives (contra-revenue)	11%	—%	(1)%	2%	8%	[6]	19%

Net revenue	15%	1%	4%	3%	3%		25%
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
5 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
6 Includes the impact from timing of new, renewed and expired agreements.

The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	15%	14%	4%	6%	17%	14%	4%	5%
Asia Pacific/Middle East/Africa	17%	14%	5%	7%	18%	14%	6%	8%
Canada	14%	9%	6%	10%	14%	9%	11%	11%
Europe	22%	19%	1%	5%	26%	19%	(1)%	3%
Latin America	9%	17%	17%	15%	13%	17%	17%	15%
United States	9%	9%	4%	4%	10%	10%	3%	3%
Cross-border Volume [1]	24%	19%	10%	14%	27%	20%	10%	13%
Switched Transactions		13%		17%		13%		17%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Growth (Local)
GDV [1]
Worldwide as reported	14%	6%	14%	5%
Worldwide as adjusted for EU Regulation	14%	9%	14%	8%

Europe as reported	19%	5%	19%	3%
Europe as adjusted for EU Regulation	19%	15%	19%	15%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Growth (Local)
Switched Transactions as reported	13%	17%	13%	17%
Switched Transactions as adjusted for the deconsolidation of Venezuela subsidiaries	17%	16%	17%	16%

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
Operating Expenses
Operating expenses increased 23% and 33% for the three and six months ended June 30, 2018, respectively, versus the comparable periods in 2017. Excluding the impact of the Special Items, adjusted operating expenses increased 7% and 20%, or 6% and 18% on a currency-neutral basis, for the three and six months ended June 30, 2018, versus the comparable periods in 2017.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
General and administrative	$1,154	$1,075	7%	$2,448	$2,026	21%
Advertising and marketing	235	214	10%	459	384	20%
Depreciation and amortization	115	111	4%	235	203	16%
Provision for litigation settlements	225	—	**	342	15	**
Total operating expenses	1,729	1,400	23%	3,484	2,628	33%
Special Items[1]	(225)	—	**	(342)	(15)	**
Adjusted total operating expenses (excluding Special Items1)	$1,504	$1,400	7%	$3,142	$2,613	20%
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.

The following table summarizes the primary drivers of changes in operating expenses in the three and six months ended June 30, 2018 versus the comparable periods in 2017:

	Three Months Ended June 30, 2018
	Operational	Special Items [1]	Acquisitions	Revenue Standard [2]	Center for Inclusive Growth [3]	Foreign Currency [4]	Total
General and administrative	5%	—%	1%	—%	—%	1%	7%
Advertising and marketing	(17)%	—%	(1)%	28%	—%	1%	10%
Depreciation and amortization	(8)%	—%	10%	—%	—%	1%	4%
Provision for litigation settlements	**	**	**	**	**	**	**
Total operating expenses	—%	16%	1%	5%	—%	1%	23%

	Six Months Ended June 30, 2018
	Operational	Special Items [1]	Acquisitions	Revenue Standard [2]	Center for Inclusive Growth [3]	Foreign Currency [4]	Total
General and administrative	10%	—%	4%	—%	5%	2%	21%
Advertising and marketing	(8)%	—%	—%	25%	—%	3%	20%
Depreciation and amortization	(4)%	—%	18%	—%	—%	2%	16%
Provision for litigation settlements	**	**	**	**	**	**	**
Total operating expenses	6%	12%	4%	4%	4%	2%	33%
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
3 Represents contribution of $100 million to the Mastercard Center for Inclusive Growth, a non-profit charitable organization, made in the first quarter of 2018.
4 Represents the foreign currency translational and transactional impact versus the prior year period.
General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
Personnel	$797	$644	24%	$1,549	$1,238	25%
Professional fees	84	94	(10)%	165	155	7%
Data processing and telecommunications	142	121	18%	283	231	23%
Foreign exchange activity	(59)	33	**	(31)	70	**
Other	190	183	2%	482	332	44%
General and administrative expenses	$1,154	$1,075	7%	$2,448	$2,026	21%
Note: Table may not sum due to rounding.
** Not meaningful.

The primary drivers of changes in general and administrative expenses for three and six months ended June 30, 2018 versus the comparable periods in 2017 were:

•
Personnel expenses increased 24% and 25%, or 22% and 23% on a currency-neutral basis, respectively, versus the comparable periods in 2017. The increase was due to a higher number of employees to support our continued investment in the areas of digital infrastructure, safety and security platforms and data analytics as well as geographic expansion. Acquisitions contributed 3 and 6 percentage points to personnel expense growth for the three and six months ended June 30, 2018, respectively.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. Data processing and telecommunication expense increased 18% and 23%, or 16% and 20% on a currency-neutral basis, respectively, versus the comparable periods in 2017. Acquisitions contributed 3 and 8 percentage points to expense growth for the three and six months ended June 30, 2018, respectively. The remaining increase is due to capacity growth of our business.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 16 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion. Foreign exchange activity was a benefit of 9 and 6 percentage points to general and administrative expense growth for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, we recorded gains due to the impact from foreign exchange derivative contracts related primarily to the strengthening of the U.S. dollar as compared to losses in the 2017 periods.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses, rental expense for our facilities and other costs associated with our business. For the three months ended June 30, 2018 other expenses remained relatively flat. For the six months ended June 30, 2018 other expenses increased primarily due to the $100 million contribution to the Mastercard Center for Inclusive Growth, a non-profit charitable organization, to enable a variety of workforce training, financial inclusion and digital infrastructure initiatives. Additionally, the increase in other expenses was due to costs to support our strategic development efforts.

Advertising and Marketing
Advertising and marketing expenses increased 10% and 20%, or 9% and 17% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2018, respectively, versus the comparable periods in 2017, primarily due to a change in accounting for certain marketing fund arrangements as a result of our adoption of the new revenue guidance, partially offset by a decrease in spending on certain marketing campaigns. For a more detailed discussion on the impact of the new revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies).
Depreciation and Amortization
Depreciation and amortization expenses increased 4% and 16%, or 3% and 14% on a currency-neutral basis, for the three and six months ended June 30, 2018, respectively, versus the comparable periods in 2017, primarily due to the impact of acquisitions.
Provision for Litigation Settlements
In the three and six months ended June 30, 2018 , we recorded $225 million and $342 million in provisions for various litigations, respectively, versus $15 million recorded in the first quarter of 2017. See section entitled “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments, certain income (expense) from our defined benefit plans and other gains and losses. Total other income (expense) decreased $11 million and $17 million for the three and six months ended June 30, 2018, respectively, versus the comparable periods in 2017, primarily due to higher investment income, partially offset by higher interest expense related to our debt issuance in February 2018.

Income Taxes
The effective income tax rate was 18.3% and 17.8% for the three and six months ended June 30, 2018, versus 27.7% and 27.3%, respectively, for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. The U.S. Tax Reform, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. The lower effective tax rates for the periods were also attributable to discrete benefits for share-based payments. These benefits were partially offset by other aspects of the U.S. Tax Reform for which a tax benefit is no longer recognized, including a U.S. foreign tax credit benefit for the repatriation of current year foreign earnings and benefits of the domestic production activities deduction.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in billions)
Cash, cash equivalents and investments [1]	$7.7	$7.8
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At June 30, 2018 and December 31, 2017, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $549 million and $546 million, respectively. This amount also excludes restricted security deposits held for customers of $1 billion at both June 30, 2018 and December 31, 2017.
Cash, cash equivalents and investments held by our foreign subsidiaries was $3.8 billion and $4.8 billion at June 30, 2018 and December 31, 2017, or 50% and 62%, respectively, as of such dates. As described further in Note 13 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report, as a result of the enactment of the U.S. Tax Reform, among other things, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. It is our present intention to indefinitely reinvest a portion of our historic undistributed accumulated earnings associated with certain foreign subsidiaries outside of the United States. Based upon the ongoing review of business requirements and capital needs of our non-U.S. subsidiaries, we believe a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, we continue to review our global working capital and cash needs to determine the amount we consider indefinitely reinvested. We will disclose such amount in the period in which such analysis is completed.
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

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,524	$2,052
Net cash used in investing activities	(6)	(1,245)
Net cash used in financing activities	(2,416)	(2,452)
Net cash provided by operating activities increased $472 million for the six months ended June 30, 2018, versus the comparable period in 2017, primarily due to higher net income adjusted for non-cash items, partially offset by the timing of settlement with customers and refund of restricted security deposits.
Net cash used in investing activities decreased $1,239 million for the six months ended June 30, 2018, versus the comparable period in 2017, primarily due to prior year acquisitions and higher net proceeds from investment securities in the current period.
Net cash used in financing activities decreased $36 million for the six months ended June 30, 2018, versus the comparable period in 2017, due to the proceeds from the issuance of debt in the current period, partially offset by higher repurchases of our Class A common stock.
The table below shows a summary of select balance sheet data at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Balance Sheet Data:
Current assets	$14,305	$13,797
Current liabilities	9,455	8,793
Long-term liabilities	7,666	6,968
Equity	5,279	5,497
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
In February 2018, we issued $500 million principal amount of notes due in 2028 and an additional $500 million principal amount of notes due in 2048. Our total debt outstanding (including the current portion) was $6.4 billion and $5.4 billion at June 30, 2018 and December 31, 2017, respectively, with the earliest maturity of $500 million of principal occurring in April 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2022.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2018 and December 31, 2017.

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
Aggregate payments for quarterly dividends totaled $525 million for the six months ended June 30, 2018.
On December 4, 2017, our Board of Directors declared a quarterly cash dividend of $0.25 per share paid on February 9, 2018 to holders of record on January 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $263 million.
On February 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on May 9, 2018 to holders of record on April 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $262 million.
On June 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on August 9, 2018 to holders of record on July 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $260 million.
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
The following table summarizes our share repurchase authorizations of our Class A common stock through June 30, 2018, as well as historical purchases:

(in millions, except average price data)
Board authorization	$8,000
Remaining authorization at December 31, 2017	$5,234
Dollar value of shares repurchased during the six months ended June 30, 2018	$2,881
Remaining authorization at June 30, 2018	$2,353
Shares repurchased during the six months ended June 30, 2018	16.2
Average price paid per share during the six months ended June 30, 2018	$178.16
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

Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $102 million on our foreign currency derivative contracts outstanding at June 30, 2018 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at June 30, 2018. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 26, 2018 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastercard Incorporated:
Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Mastercard Incorporated and its subsidiaries as of June 30, 2018, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and June 30, 2017, and the consolidated statement of changes in equity for the six-month period ended June 30, 2018 and the consolidated statement of cash flows for the six-month periods ended June 30, 2018 and June 30, 2017, including the related notes (collectively referred to as the “interim financial statements”) appearing under Part I, Item 1 of this Form 10-Q. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
July 26, 2018

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the second quarter of 2018, we repurchased a total of approximately 8.3 million shares for $1.5 billion at an average price of $184.49 per share of Class A common stock. See Note 10 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the second quarter of 2018 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	3,636,690	$174.25	3,636,690	$3,248,442,686
May 1 - 31	2,667,927	$188.26	2,667,927	$2,746,178,318
June 1 - 30	1,981,714	$198.20	1,981,714	$2,353,401,697
Total	8,286,331	$184.49	8,286,331
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
ITEM 5. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
ITEM 6. EXHIBITS
Refer to the Exhibit Index included herein.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*+	Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of June 25, 2018.

10.2*	Schedule of Non-Employee Directors’ Annual Compensation effective as of June 26, 2018.

10.3*	2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 26, 2018.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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

MASTERCARD INCORPORATED
(Registrant)

Date:	July 26, 2018	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2018	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2018	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)