Form 10-Q
period 2018-09-30
Mastercard Inc
filed 2018-10-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 25, 2018, there were 1,020,931,497 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 11,862,884 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$6,871	$5,933
Restricted cash for litigation settlement	550	546
Investments	1,622	1,849
Accounts receivable	2,277	1,969
Settlement due from customers	1,335	1,375
Restricted security deposits held for customers	1,034	1,085
Prepaid expenses and other current assets	1,375	1,040
Total Current Assets	15,064	13,797
Property, plant and equipment, net of accumulated depreciation of $813 and $714, respectively	876	829
Deferred income taxes	502	250
Goodwill	2,950	3,035
Other intangible assets, net of accumulated amortization of $1,198 and $1,157, respectively	1,023	1,120
Other assets	2,925	2,298
Total Assets	$23,340	$21,329
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$382	$933
Settlement due to customers	1,155	1,343
Restricted security deposits held for customers	1,034	1,085
Accrued litigation	920	709
Accrued expenses	4,745	3,931
Current portion of long-term debt	500	—
Other current liabilities	973	792
Total Current Liabilities	9,709	8,793
Long-term debt	5,858	5,424
Deferred income taxes	50	106
Other liabilities	1,856	1,438
Total Liabilities	17,473	15,761

Commitments and Contingencies

Redeemable Non-controlling Interests	71	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,386 and 1,382 shares issued and 1,023 and 1,040 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 12 and 14 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,526	4,365
Class A treasury stock, at cost, 364 and 342 shares, respectively	(24,807)	(20,764)
Retained earnings	26,726	22,364
Accumulated other comprehensive income (loss)	(670)	(497)
Total Stockholders’ Equity	5,775	5,468
Non-controlling interests	21	29
Total Equity	5,796	5,497
Total Liabilities, Redeemable Non-controlling Interests and Equity	$23,340	$21,329
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net Revenue	$3,898	$3,398	$11,143	$9,185
Operating Expenses
General and administrative	1,236	1,136	3,684	3,162
Advertising and marketing	235	203	694	587
Depreciation and amortization	111	118	346	321
Provision for litigation settlements	29	—	371	15
Total operating expenses	1,611	1,457	5,095	4,085
Operating income	2,287	1,941	6,048	5,100
Other Income (Expense)
Investment income	31	15	79	44
Interest expense	(48)	(35)	(139)	(113)
Other income (expense), net	(6)	11	1	7
Total other income (expense)	(23)	(9)	(59)	(62)
Income before income taxes	2,264	1,932	5,989	5,038
Income tax expense	365	502	1,029	1,350
Net Income	$1,899	$1,430	$4,960	$3,688

Basic Earnings per Share	$1.83	$1.34	$4.75	$3.45
Basic Weighted-Average Shares Outstanding	1,037	1,063	1,044	1,071
Diluted Earnings per Share	$1.82	$1.34	$4.73	$3.43
Diluted Weighted-Average Shares Outstanding	1,043	1,068	1,050	1,075

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net Income	$1,899	$1,430	$4,960	$3,688
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	199	(233)	515
Income tax effect	4	(1)	9	—
Foreign currency translation adjustments, net of income tax effect	(38)	198	(224)	515

Translation adjustments on net investment hedge	2	(65)	70	(207)
Income tax effect	(1)	23	(16)	75
Translation adjustments on net investment hedge, net of income tax effect	1	(42)	54	(132)

Defined benefit pension and other postretirement plans	—	—	(1)	(2)
Income tax effect	—	—	—	1
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	(1)	1	(2)	(1)
Income tax effect	—	—	—	1
Investment securities available-for-sale, net of income tax effect	(1)	1	(2)	—

Other comprehensive income (loss), net of tax	(38)	157	(173)	382
Comprehensive Income	$1,861	$1,587	$4,787	$4,070

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	4,960	—	—	4,960
Activity related to non-controlling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(173)	—	(173)
Cash dividends declared on Class A and Class B common stock, $0.75 per share	—	—	—	—	(781)	—	—	(781)
Purchases of treasury stock	—	—	—	(4,048)	—	—	—	(4,048)
Share-based payments	—	—	161	5	—	—	—	166
Balance at September 30, 2018	$—	$—	$4,526	$(24,807)	$26,726	$(670)	$21	$5,796

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities
Net income	$4,960	$3,688
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	885	761
Depreciation and amortization	346	321
Share-based compensation	153	137
Deferred income taxes	(209)	(56)
Other	11	22
Changes in operating assets and liabilities:
Accounts receivable	(317)	(321)
Settlement due from customers	39	(105)
Prepaid expenses	(1,174)	(1,286)
Accrued litigation and legal settlements	202	(12)
Restricted security deposits held for customers	(51)	35
Accounts payable	(44)	85
Settlement due to customers	(186)	54
Accrued expenses	461	380
Net change in other assets and liabilities	(185)	138
Net cash provided by operating activities	4,891	3,841
Investing Activities
Purchases of investment securities available-for-sale	(953)	(531)
Purchases of investments held-to-maturity	(400)	(925)
Proceeds from sales of investment securities available-for-sale	491	153
Proceeds from maturities of investment securities available-for-sale	291	371
Proceeds from maturities of investments held-to-maturity	762	872
Purchases of property, plant and equipment	(255)	(214)
Capitalized software	(126)	(87)
Acquisition of businesses, net of cash acquired	—	(1,175)
Investment in nonmarketable equity investments	(32)	(128)
Other investing activities	(15)	41
Net cash used in investing activities	(237)	(1,623)
Financing Activities
Purchases of treasury stock	(4,045)	(2,731)
Dividends paid	(785)	(709)
Proceeds from debt	991	—
Payment of debt	—	(64)
Tax withholdings related to share-based payments	(79)	(46)
Cash proceeds from exercise of stock options	92	48
Other financing activities	(7)	8
Net cash used in financing activities	(3,833)	(3,494)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	65	194
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	886	(1,082)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	7,592	8,273
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,478	$7,191
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At September 30, 2018 and December 31, 2017, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2018 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of December 31, 2017. The consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2018 and 2017, activity from non-controlling interests was not material to the respective period results.
Recent Accounting Pronouncements
Implementation costs incurred in a hosting arrangement that is a service contract - In August 2018, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for periods beginning after December 15, 2019 and early adoption is permitted. Companies are required to adopt this guidance either retrospectively or by prospectively applying the guidance to all implementation costs incurred after the date of adoption. The Company is in the process of evaluating when it will adopt this guidance and the potential effects this guidance will have on its consolidated financial statements.
Disclosure requirements for defined benefit plans - In August 2018, the FASB issued accounting guidance which modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, modifying and adding certain disclosures. This guidance is required to be applied retrospectively and is effective for periods ending after December 15, 2020, with early adoption permitted. The Company expects to adopt this guidance effective December 31, 2018.
Disclosure requirements for fair value measurement - In August 2018, the FASB issued accounting guidance which modifies disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for periods beginning after December 15, 2019. Companies are permitted to early adopt the removed or modified disclosures and delay adoption of added disclosures until the effective date. Companies are required to adopt the guidance for certain added disclosures prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption and all other amendments retrospectively to all periods presented upon their effective date. The Company is in the process of evaluating when it will adopt this guidance and the potential effects this guidance will have on its disclosures.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Income taxes - In March 2018, the FASB issued guidance allowing for the recognition of provisional amounts related to the 2017 U.S. tax reform (the “U.S. Tax Reform”) in the event that the accounting was not complete by the end of the period enacted. The provisional amounts can be updated within a one year measurement period with changes recorded as a component of income tax expense during the reporting period. This guidance was effective upon issuance. For a more detailed discussion, refer to Note 13 (Income Taxes) for further discussion.
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
Intra-entity asset transfers - In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The guidance is effective for periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. Refer to Note 13 (Income Taxes) for further discussion. See the section in this note entitled Cumulative Effect of the Adopted Accounting Pronouncements for a summary of the cumulative impact of adopting this standard as of January 1, 2018.
Leases - In February 2016, the FASB issued accounting guidance that will change how companies account for and present lease arrangements. This guidance requires companies to recognize leased assets and liabilities for both financing and operating leases. This guidance is effective for periods after December 15, 2018 and early adoption is permitted. Companies are required to adopt the guidance using a modified retrospective approach by recognizing a cumulative effect adjustment to the opening balance of retained earnings. In July 2018, the FASB provided companies with an option to apply the modified retrospective approach as of either the date of adoption or as of the earliest date presented. The Company expects to adopt this guidance effective January

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

1, 2019 by applying the modified retrospective approach as of the date of adoption with the available practical expedients. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables summarize the impact of the revenue standard on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 and consolidated balance sheet as of September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Net Revenue	$3,798	$100	$3,898	$10,831	$312	$11,143

Operating Expenses
General and administrative	1,235	1	1,236	3,688	(4)	3,684
Advertising and marketing	208	27	235	568	126	694

Income before income taxes	2,192	72	2,264	5,799	190	5,989
Income tax expense	351	14	365	987	42	1,029
Net Income	1,841	58	1,899	4,812	148	4,960

	September 30, 2018
	Balances excluding revenue standard	Impact of revenue standard	As reported
	(in millions)
Assets
Accounts receivable	$2,222	$55	$2,277
Prepaid expenses and other current assets	1,161	214	1,375
Deferred income taxes	590	(88)	502
Other assets	2,055	870	2,925

Liabilities
Accounts payable	1,013	(631)	382
Accrued expenses	4,191	554	4,745
Other current liabilities	1,118	(145)	973
Other liabilities	1,078	778	1,856

Equity
Retained earnings	26,231	495	26,726
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
Note 2. Acquisitions
In 2017, the Company acquired businesses for total consideration of $1.5 billion. The Company has finalized the purchase accounting for businesses acquired during the nine months ended September 30, 2017. For the final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table disaggregates the Company’s net revenue by source and geographic region for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Revenue by source:
Domestic assessments	$1,564	$4,559
Cross-border volume fees	1,338	3,693
Transaction processing	1,912	5,449
Other revenues	819	2,352
Gross revenue	5,633	16,053
Rebates and incentives (contra-revenue)	(1,735)	(4,910)
Net revenue	$3,898	$11,143

Net revenue by geographic region:
North American Markets	$1,361	$3,940
International Markets	2,488	7,050
Other [1]	49	153
Net revenue	$3,898	$11,143
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2,156 million and $1,873 million as of September 30, 2018 and December 31, 2017, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not offer extended payment terms to customers.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Contract assets include unbilled consideration typically resulting from executed consulting, data analytic and research services performed for customers in connection with Mastercard’s payment network service arrangements. Collection for these services typically occurs over the contractual term. These contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at September 30, 2018 in the amounts of $36 million and $77 million, respectively. The Company did not have contract assets at December 31, 2017.
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue is primarily derived from consulting, data analytic and research services. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at September 30, 2018 in the amounts of $260 million and $111 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2017 were $230 million and $17 million, respectively. Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2018 was $202 million and $570 million, respectively.
The Company’s remaining performance period for its contracts with customers for its payment network services are typically long-term in nature (generally up to 10 years). As a payment network service provider, the Company provides its customers with continuous access to its payment network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable based upon the number of transactions processed and volume activity on the cards and other devices that carry the Company’s brands. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payment network services. The Company also earns revenues from other value added services comprised of bank account-based payment services, consulting and research fees, loyalty programs and other payment-related products and services. At September 30, 2018, the estimated aggregate consideration allocated to unsatisfied performance obligations for these other value added services is $940 million, which is expected to be recognized through 2022. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including termination clauses, modifications and adjustments for currency and are not expected to be material to any future annual period.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Numerator
Net income	$1,899	$1,430	$4,960	$3,688
Denominator
Basic weighted-average shares outstanding	1,037	1,063	1,044	1,071
Dilutive stock options and stock units	6	5	6	4
Diluted weighted-average shares outstanding [1]	1,043	1,068	1,050	1,075
Earnings per Share
Basic	$1.83	$1.34	$4.75	$3.45
Diluted	$1.82	$1.34	$4.73	$3.43

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$5,933	$6,721
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	546	543
Restricted security deposits held for customers	1,085	991
Prepaid expenses and other current assets	28	3
Other assets	—	15
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period [1]	$7,592	$8,273

	September 30,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,871	$5,559
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	550	545
Restricted security deposits held for customers	1,034	1,026
Prepaid expenses and other current assets	23	61
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period [1]	$8,478	$7,191
1 As shown on the consolidated statement of cash flows.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the nine months ended September 30, 2018.
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$16	$—	$16	$—	$17	$—	$17
Government and agency securities	52	91	—	143	81	104	—	185
Corporate securities	—	959	—	959	—	876	—	876
Asset-backed securities	—	180	—	180	—	70	—	70
Equity securities	1	—	—	1	1	—	—	1
Derivative instruments [2]:
Foreign currency derivative assets	—	37	—	37	—	6	—	6
Deferred compensation plan [3]:
Deferred compensation assets	61	—	—	61	55	—	—	55

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(5)	$—	$(5)	$—	$(30)	$—	$(30)
Deferred compensation plan [4]:
Deferred compensation liabilities	(62)	—	—	(62)	(54)	—	—	(54)
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2018 and December 31, 2017, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. See Note 15 (Settlement and Other Risk Management) for additional information regarding the Company’s settlement and other guarantee liabilities.
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At September 30, 2018 and December 31, 2017, the Company held $323 million and $700 million, respectively, of held-to-maturity securities due within one year. The cost of these securities approximates fair value.
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
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified within Level 2 of the Valuation Hierarchy. At September 30, 2018, the carrying value and fair value of total long-term debt outstanding (including the current portion) was $6.4 billion. At December 31, 2017, the carrying value and fair value of long-term debt was $5.4 billion and $5.7 billion, respectively.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. This contingent consideration liability is included in other current liabilities on the consolidated balance sheet and is classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices. The activity of the Company’s contingent consideration liability for the nine months ended September 30, 2018 was as follows:

(in millions)
Balance at December 31, 2017	$219
Net change in valuation	14
Payments	(5)
Foreign currency translation	(7)
Balance at September 30, 2018	$221
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$16	$—	$—	$16	$17	$—	$—	$17
Government and agency securities	143	—	—	143	185	—	—	185
Corporate securities	959	1	(1)	959	875	2	(1)	876
Asset-backed securities	180	—	—	180	70	—	—	70
Equity securities	—	1	—	1	—	1	—	1
Total	$1,298	$2	$(1)	$1,299	$1,147	$3	$(1)	$1,149
The Company’s available-for-sale investment securities held at September 30, 2018 and December 31, 2017 primarily carried a credit rating of A- or better. The municipal securities are primarily comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2018 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$356	$356
Due after 1 year through 5 years	942	942
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	—	1
Total	$1,298	$1,299
1 Equity securities have been included in the no contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2018 and 2017 were not significant.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$700	$464
Prepaid income taxes	71	77
Other	604	499
Total prepaid expenses and other current assets	$1,375	$1,040
Other assets consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$2,248	$1,434
Nonmarketable equity investments	279	249
Prepaid income taxes	—	352
Income taxes receivable	201	178
Other	197	85
Total other assets	$2,925	$2,298
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities. The increase in customer and merchant incentives and the decrease in prepaid income taxes at September 30, 2018 from December 31, 2017 are primarily due to the impact from the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers, respectively. See Note 1 (Summary of Significant Accounting Policies) for additional information on the cumulative impact of the adoption of these accounting pronouncements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Nonmarketable equity investments represent the Company’s cost and equity method investments.
Note 8. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Customer and merchant incentives	$3,367	$2,648
Personnel costs	599	613
Advertising	84	88
Income and other taxes	336	194
Other	359	388
Total accrued expenses	$4,745	$3,931
As of September 30, 2018 and December 31, 2017, the Company’s provision for litigation was $920 million and $709 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 14 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Debt
Total debt outstanding consisted of the following at September 30, 2018 and December 31, 2017:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	September 30, 2018	December 31, 2017
				(in millions, except percentages)
2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	$500	$—
			2048	500	3.950%	3.990%	500	—
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	813	839
			2027	800	2.100%	2.189%	929	958
			2030	150	2.500%	2.562%	174	180
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	500	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							6,416	5,477
Less: Unamortized discount and debt issuance costs							(58)	(53)
Total debt outstanding							6,358	5,424
Less: Current portion[1]							(500)	—
Long-term debt							$5,858	$5,424
1 Relates to the current portion of the 2014 USD Notes, due in April 2019, classified as current portion of long-term debt on the consolidated balance sheet.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are available in U.S. dollars and/or euros. In October 2017, the Company extended the Credit Facility for an additional year to October 2022. The extension did not result in any material changes to the terms and conditions of the Credit Facility. The facility fee and borrowing cost under the Credit Facility are based upon the Company’s credit rating. At September 30, 2018, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 79.5 basis points, or an alternative base rate. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company was in compliance in all material respects with the covenants of the Credit Facility at September 30, 2018. The majority of Credit Facility lenders are customers or affiliates of customers of the Company.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility and the Commercial Paper Program at September 30, 2018 and December 31, 2017.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2018, as well as historical purchases:

Board authorization dates	December 2017	December 2016	December 2015

Date program became effective	March 2018	April 2017	February 2016	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$4,000	$12,000
Dollar value of shares repurchased during the nine months ended September 30, 2017	$—	$1,735	$996	$2,731
Remaining authorization at December 31, 2017	$4,000	$1,234	$—	$5,234
Dollar value of shares repurchased during the nine months ended September 30, 2018	$2,811	$1,234	$—	$4,045
Remaining authorization at September 30, 2018	$1,189	$—	$—	$1,189

Shares repurchased during the nine months ended September 30, 2017	—	14.0	9.1	23.1
Average price paid per share during the nine months ended September 30, 2017	$—	$123.81	$109.16	$118.03
Shares repurchased during the nine months ended September 30, 2018	14.6	7.2	—	21.8
Average price paid per share during the nine months ended September 30, 2018	$192.82	$171.11	$—	$185.64
Cumulative shares repurchased through September 30, 2018	14.6	28.2	40.4	83.2
Cumulative average price paid per share	$192.82	$141.99	$99.10	$130.07
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the nine months ended September 30, 2018:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2017	1,039.7	14.1
Purchases of treasury stock	(21.8)	—
Share-based payments	2.6	—
Conversion of Class B to Class A common stock	2.2	(2.2)
Balance at September 30, 2018	1,022.7	11.9

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period [3]	515	(132)	(1)	—	382
Balance at September 30, 2017	$(434)	$(120)	$10	$2	$(542)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [3]	(224)	54	(1)	(2)	(173)
Balance at September 30, 2018	$(606)	$(87)	$24	$(1)	$(670)
1 During the nine months ended September 30, 2018 the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the strengthening of the U.S. dollar against the Brazilian real, British pound and euro. During the nine months ended September 30, 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.
2 Balances at September 30, 2018 and December 31, 2017 include $28 million of stranded tax effects as a result of the U.S. Tax Reform.
3 During the nine months ended September 30, 2018 and 2017, gains and losses reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations were not significant.
Note 12. Share-Based Payments
During the nine months ended September 30, 2018, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Income Taxes
The effective income tax rates were 16.1% and 17.2% for the three and nine months ended September 30, 2018, versus 26.0% and 26.8%, respectively, for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. These benefits were partially offset by other aspects of the U.S. Tax Reform for which a tax benefit is no longer recognized, including a U.S. foreign tax credit benefit for the repatriation of current year foreign earnings and the domestic production activities deduction. The lower effective tax rates for the periods were also attributable to $65 million of discrete deferred tax benefits, relating primarily to provisions for legal matters in the United States, which will be realized in the years during which payments are made. See Note 14 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation. Additionally, the lower effective tax rate for the nine months ended September 30, 2018 was attributable to discrete benefits related to share-based payments.
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
Consistent with the SEC guidance, the Company was able to make reasonable estimates and had recorded provisional amounts of $629 million related to the Transition Tax, which is payable over eight years, $157 million charge for the remeasurement of the Company’s net deferred tax asset in the U.S. and $36 million related to the change in assertion regarding the indefinite reinvestment of certain of the Company’s foreign earnings. The Transition Tax is based upon previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. To compute the tax, the Company determines the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. On January 19, 2018, additional administrative guidance was issued by the Internal Revenue Service (the “IRS”) and the Department of Treasury (“Treasury”), which resulted in approximately $36 million of an increase to the Transition Tax liability, with an offsetting decrease to the deferred tax liability recorded on the change in assertion during the first quarter of 2018. For the three months ended September 30, 2018, the Company has recorded a $15 million reduction to the charge for the remeasurement of a net deferred tax asset. On August 1, 2018, Treasury and the IRS issued proposed regulations with regard to the operation and calculation of the Transition Tax liability. The Company will continue to evaluate the impact of this guidance, as well as any additional guidance issued during the fourth quarter, on all provisional amounts and will complete its accounting for all provisional amounts within the measurement period.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Prior to the reversal of the settlement approval, merchants representing slightly more than 25% of the Mastercard and Visa purchase volume over the relevant period chose to opt out of the class settlement. Mastercard had anticipated that most of the larger merchants who opted out of the settlement would initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Mastercard has executed settlement agreements with a number of opt-out merchants. Mastercard believes these settlement agreements are not impacted by the ruling of the court of appeals. The defendants have consolidated all of these matters in front of the same federal district court that approved the merchant class settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim.
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The Damages Class plaintiffs have filed a motion with the court seeking preliminary approval of the settlement agreement. Mastercard previously increased its reserve during the second quarter of 2018 by $210 million to reflect both its expected financial obligation under the Damages Class settlement agreement and the filed and anticipated opt-out merchant cases. The settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing.
As of September 30, 2018, Mastercard had accrued a liability of $912 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of September 30, 2018 and December 31, 2017, Mastercard had $550 million and $546 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at September 30, 2018. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $23 million in the third quarter of 2018, $15 million in the second quarter of 2018 and $19 million in the first quarter of 2018. Each of these charges relates to settlements with a number of U.K. Merchant claimants.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with seven of these claimants to resolve their claims. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court ruled against both Mastercard and Visa on two of the three legal issues being considered, concluding that U.K. interchange rates restricted competition and that they were not objectively necessary for the payment networks. The appellate court sent the cases back to trial for reconsideration on the remaining issue concerning the “lawful” level of interchange. Mastercard has requested permission to appeal the ruling to the U.K. Supreme Court. Mastercard expects the litigation process to continue during the next several years.
Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. During the first quarter of 2018, Mastercard recorded a charge of $70 million resulting from settlements with over 70 Pan-European claimants, which represented over 60% of the Pan-European claimants’ merchant damages claims. During the third quarter of 2018, Mastercard recorded a charge of $6 million resulting from settlements with additional Pan-European claimants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of September 30, 2018). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action.  The plaintiffs’ request for permission to appeal

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

this decision was denied, which they have appealed. The plaintiffs have also filed a separate request for judicial review of the court’s denial of their collective action.
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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. The plaintiffs have filed a renewed motion for class certification, following the district court’s denial of their initial motion.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 15. Settlement and Other Risk Management
Mastercard’s rules guarantee the settlement of many of the Mastercard, Cirrus and Maestro branded transactions between its issuers and acquirers (“settlement risk”). Settlement exposure is the outstanding settlement risk to customers under Mastercard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are generally unlimited, the duration of settlement exposure is short term and typically limited to a few days. Gross settlement exposure is estimated using the average daily card volume during the quarter multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement exposure calculation may be revised in subsequent reporting periods.
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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Gross settlement exposure	$47,484	$47,002
Collateral held for settlement exposure	(4,613)	(4,360)
Net uncollateralized settlement exposure	$42,871	$42,642
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $382 million and $395 million at September 30, 2018 and December 31, 2017, respectively, of which $302 million and $313 million at September 30, 2018 and December 31, 2017, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
As of September 30, 2018 and December 31, 2017, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	September 30, 2018		December 31, 2017
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$51	$(1)	$27	$—
Commitments to sell foreign currency	969	24	968	(26)
Options to sell foreign currency	28	9	27	2
Balance sheet location
Accounts receivable [1]		$—		$6
Prepaid expenses and other current assets [1]		37		—
Other current liabilities [1]		(5)		(30)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency derivative contracts
General and administrative	$13	$(20)	$48	$(65)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign currency derivative contracts in accumulated other comprehensive income as of September 30, 2018 and December 31, 2017, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $108 million on the Company’s foreign currency derivative contracts outstanding at September 30, 2018. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion debt as a net investment hedge for a portion of its net investment in European foreign operations. As of September 30, 2018, the Company had a net foreign currency transaction pre-tax loss of $146 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

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
Business Environment
We authorize, clear and settle transactions in more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 32% of total net revenue for both the three and nine months ended September 30, 2018, and 34% and 35% for the three and nine months ended September 30, 2017, respectively. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States. Our primary revenue billing currencies are the U.S. dollar, euro, Brazilian real and the British pound.
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

Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017		2018	2017
	($ in millions, except per share data)
Net revenue	$3,898	$3,398	15%	$11,143	$9,185	21%

Operating expenses	$1,611	$1,457	11%	$5,095	$4,085	25%
Operating income	$2,287	$1,941	18%	$6,048	$5,100	19%
Operating margin	58.7%	57.1%	1.5 ppt	54.3%	55.5%	(1.2) ppt

Income tax expense	$365	$502	(27)%	$1,029	$1,350	(24)%
Effective income tax rate	16.1%	26.0%	(9.9) ppt	17.2%	26.8%	(9.6) ppt

Net income	$1,899	$1,430	33%	$4,960	$3,688	34%

Diluted earnings per share	$1.82	$1.34	36%	$4.73	$3.43	38%
Diluted weighted-average shares outstanding	1,043	1,068	(2)%	1,050	1,075	(2)%

Summary of Non-GAAP Results1:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	As adjusted	Currency-neutral	2018	2017	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,898	$3,398	15%	17%	$11,143	$9,185	21%	20%

Adjusted operating expenses	$1,582	$1,457	9%	10%	$4,724	$4,070	16%	15%

Adjusted operating margin	59.4%	57.1%	2.3 ppt	2.6 ppt	57.6%	55.7%	1.9 ppt	1.9 ppt

Adjusted effective income tax rate	19.1%	26.0%	(6.9) ppt	(6.8) ppt	18.5%	26.8%	(8.3) ppt	(8.2) ppt

Adjusted net income	$1,856	$1,430	30%	33%	$5,181	$3,698	40%	39%

Adjusted diluted earnings per share	$1.78	$1.34	33%	36%	$4.94	$3.44	44%	42%

Note: Tables may not sum due to rounding.
1 The Summary of Non-GAAP Results excludes the impact of Special Items (defined below) and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
Key highlights for the three and nine months ended September 30, 2018 were as follows:

•
Net revenue increased 15% and 21%, or 17% and 20% on a currency-neutral basis, respectively, versus the comparable periods in 2017. Current year results include a combined 3 and 4 percentage points of growth, respectively, from the impact of the adoption of the new revenue standard and our prior year acquisitions. The remaining 14 and 16 percentage points of respective growth on a currency-neutral basis was primarily driven by:

➢ Switched transaction growth of 16% and 17%, adjusted for the impact of the Venezuela deconsolidation, respectively

➢ Cross border growth of 17% and 19% on a local currency basis, respectively
➢ Gross dollar volume growth of 13% and 14% on a local currency basis, respectively
➢ These increases were partially offset by higher rebates and incentives, which increased 18% and 19%, or 21% and 19% on a currency-neutral basis, respectively

•
Operating expenses increased 11% and 25% respectively, versus the comparable periods in 2017. Excluding the impact of the Special Items (defined below), adjusted operating expenses increased 9% and 16%, respectively. On a currency-neutral basis the increase was 10% and 15%, respectively, primarily driven by:

➢ 2 and 3 percentage point respective increases from the adoption of the new revenue guidance,
➢ 3 percentage point increase from acquisitions for the nine months ended September 30, 2018,
➢ 3 percentage point increase for the nine months ended September 30, 2018 from the contribution to the Mastercard Center for Inclusive Growth in the first quarter of 2018, partially offset by,
➢ 2 and 3 percentage point respective benefits from gains associated with foreign exchange activity for derivative contracts net of balance sheet remeasurement losses, as compared to losses in the prior year comparable periods.
The remaining 10 percentage points of respective growth for the three and nine months ended September 30, 2018 was primarily related to our continued investment in strategic initiatives and higher operating costs.

•
The effective income tax rate was 16.1% and 17.2% for the three and nine months ended September 30, 2018, versus 26.0% and 26.8%, respectively, for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. The lower effective tax rates for the periods were also attributable to $65 million of discrete deferred tax benefits, relating primarily to provisions for legal matters in the United States. Additionally, the lower effective tax rate for the nine months ended September 30, 2018 was attributable to discrete benefits for share-based payments.

Other financial highlights for the nine months ended September 30, 2018 were as follows:

•	We generated net cash flows from operations of $4.9 billion compared to $3.8 billion for the comparable period in 2017.

•	We completed a debt offering for an aggregate principal amount of $1 billion in the first quarter of 2018.

•	We repurchased 21.8 million shares of our common stock and paid dividends of $785 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the third quarter of 2018, we recorded provisions for litigation of $23 million ($17 million after tax, or $0.02 per diluted share) related to litigation settlements with U.K. merchants and $6 million ($5 million after tax, and a de minimis impact to diluted shares) related to litigation settlements with Pan-European merchants. Additionally, we recorded discrete tax benefits of $65 million ($0.06 per diluted share) related primarily to provisions for legal matters in the United States.

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
We excluded these Special Items because management evaluates the underlying operations and performance of the company separately from litigation judgments and settlements related to interchange and other one-time items, as well as related tax impacts.
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

	Three Months Ended September 30, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,611	58.7%	16.1%	$1,899	$1.82
Special Items - litigation provisions	(29)	0.8%	0.1%	22	0.02
Special Items - discrete tax items	—	—%	2.9%	(65)	(0.06)
Non-GAAP	$1,582	59.4%	19.1%	$1,856	$1.78

	Nine Months Ended September 30, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,095	54.3%	17.2%	$4,960	$4.73
Special Items - litigation provisions	(371)	3.3%	0.3%	286	0.27
Special Items - discrete tax items	—	—%	1.0%	(65)	(0.06)
Non-GAAP	$4,724	57.6%	18.5%	$5,181	$4.94

	Nine Months Ended September 30, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,085	55.5%	26.8%	$3,688	$3.43
Special Item - litigation provisions	(15)	0.2%	—%	10	0.01
Non-GAAP	$4,070	55.7%	26.8%	$3,698	$3.44

	Three Months Ended September 30, 2018 as compared to the Three Months Ended September 30, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	15%	11%	1.5 ppt	(9.9) ppt	33%	36%
Special Items - litigation provisions	—%	(2)%	0.8 ppt	0.1 ppt	2%	2%
Special Items - discrete tax items	—%	—%	- ppt	2.9 ppt	(5)%	(5)%
Non-GAAP	15%	9%	2.3 ppt	(6.9) ppt	30%	33%
Foreign currency [1]	2%	1%	0.3 ppt	0.1 ppt	3%	3%
Non-GAAP - currency-neutral	17%	10%	2.6 ppt	(6.8) ppt	33%	36%

	Nine Months Ended September 30, 2018 as compared to the Nine Months Ended September 30, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	21%	25%	(1.2) ppt	(9.6) ppt	34%	38%
Special Items - litigation provisions	—%	(9)%	3.1 ppt	0.3 ppt	7%	8%
Special Items - discrete tax items	—%	—%	- ppt	1.0 ppt	(2)%	(2)%
Non-GAAP	21%	16%	1.9 ppt	(8.3) ppt	40%	44%
Foreign currency [1]	(1)%	(1)%	- ppt	0.1 ppt	(1)%	(1)%
Non-GAAP - currency-neutral	20%	15%	1.9 ppt	(8.2) ppt	39%	42%
Note: Tables may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.
Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2018, GDV on a U.S. dollar-converted basis increased 9% and 14%, respectively, while GDV on a local currency basis increased 13% and 14%, respectively, versus the comparable periods in 2017. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
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

Financial Results
Revenue
In the three and nine months ended September 30, 2018, gross revenue increased 16% and 21%, or 18% and 20% on a currency-neutral basis, respectively, versus the comparable periods in 2017. Gross revenue growth in the three and nine months ended September 30, 2018 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands and other payment-related products and services.
Rebates and incentives, in the three and nine months ended September 30, 2018, increased 18% and 19%, or 21% and 19% on a currency-neutral basis, respectively, versus the comparable periods in 2017, primarily due to new and renewed deals and increased volumes.
Our net revenue for the three and nine months ended September 30, 2018, increased 15% and 21%, or 17% and 20% on a currency-neutral basis, respectively, versus the comparable periods in 2017. The adoption of the new revenue guidance and our prior year acquisitions contributed a combined 3 and 4 percentage points of growth for the three and nine months ended September 30, 2018, respectively.
See Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of the new revenue guidance. Additionally, see Note 3 (Revenue) to the consolidated financial statements included in Part I, Item 1 of this Report for a further discussion of how we recognize revenue.
The significant components of net revenue were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
Domestic assessments	$1,564	$1,302	20%	$4,559	$3,751	22%
Cross-border volume fees	1,338	1,157	16%	3,693	3,057	21%
Transaction processing	1,912	1,662	15%	5,449	4,505	21%
Other revenues	819	747	10%	2,352	2,002	17%
Gross revenue	5,633	4,868	16%	16,053	13,315	21%
Rebates and incentives (contra-revenue)	(1,735)	(1,470)	18%	(4,910)	(4,130)	19%
Net revenue	$3,898	$3,398	15%	$11,143	$9,185	21%

The following table summarizes the primary drivers of net revenue growth in the three and nine months ended September 30, 2018, versus the comparable periods in 2017:

	Three Months Ended September 30, 2018
	Volume	Acquisitions	Revenue standard [1]	Foreign Currency [2]	Other [3]		Total
Domestic assessments	13%	—%	5%	(4)%	6%	[4]	20%
Cross-border volume fees	15%	—%	1%	(3)%	2%		16%
Transaction processing	13%	—%	—%	(2)%	4%		15%
Other revenues	**	(2)%	—%	(2)%	13%	[5]	10%
Rebates and incentives (contra-revenue)	10%	—%	(1)%	(3)%	12%	[6]	18%

Net revenue	12%	—%	3%	(2)%	2%		15%

	Nine Months Ended September 30, 2018
	Volume	Acquisitions	Revenue Standard [1]	Foreign Currency [2]	Other [3]		Total
Domestic assessments	13%	—%	6%	—%	3%	[4]	22%
Cross-border volume fees	18%	—%	1%	2%	—%		21%
Transaction processing	14%	—%	—%	1%	5%		21%
Other revenues	**	2%	—%	—%	16%	[5]	17%
Rebates and incentives (contra-revenue)	10%	—%	(1)%	—%	9%	[6]	19%

Net revenue	14%	1%	3%	1%	2%		21%
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
5 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
6 Includes the impact from timing of new, renewed and expired agreements.
The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	9%	13%	11%	10%	14%	14%	6%	7%
Asia Pacific/Middle East/Africa	10%	13%	8%	8%	15%	13%	6%	8%
Canada	6%	10%	13%	9%	11%	10%	12%	10%
Europe	10%	18%	18%	15%	20%	19%	5%	7%
Latin America	2%	16%	17%	15%	9%	17%	17%	15%
United States	9%	9%	6%	6%	10%	10%	4%	4%
Cross-border Volume [1]	14%	17%	17%	15%	22%	19%	13%	14%
Switched Transactions		12%		17%		13%		17%
1 Excludes volume generated by Maestro and Cirrus cards.

In 2016, GDV was impacted by the EU Interchange Fee Regulation related to card payments, which became effective in June 2016. The regulation requires that we no longer collect fees on domestic European Economic Area payment transactions that do not use our network brand. Prior to that, we collected a de minimis assessment fee in a few countries, particularly France, on transactions with Mastercard co-badged cards if the brands of domestic networks (as opposed to Mastercard) were used. As a result, the non-Mastercard co-badged volume is no longer being included.
The following table reflects GDV growth rates for Europe and Worldwide Mastercard. For comparability purposes, we adjusted growth rates for the impact of Article 8 of the EU Interchange Fee Regulation related to card payments, to exclude the prior period co-badged volume processed by other networks.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Growth (Local)
GDV [1]
Worldwide as reported	13%	10%	14%	7%
Worldwide as adjusted for EU Regulation	13%	10%	14%	9%

Europe as reported	18%	15%	19%	7%
Europe as adjusted for EU Regulation	18%	16%	19%	15%
1 Excludes volume generated by Maestro and Cirrus cards.
The following table reflects switched transactions growth rates. For comparability purposes, we adjusted growth rates for the deconsolidation of our Venezuelan subsidiaries. Revenue from these transactions was not material to our consolidated financial results. For a more detailed discussion of the deconsolidation of our Venezuelan subsidiaries, refer to Note 1 (Summary of Significant Accounting Policies) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Growth (Local)
Switched Transactions as reported	12%	17%	13%	17%
Switched Transactions as adjusted for the deconsolidation of Venezuela subsidiaries	16%	15%	17%	16%
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
Operating Expenses
Operating expenses increased 11% and 25% for the three and nine months ended September 30, 2018, respectively, versus the comparable periods in 2017. Excluding the impact of the Special Items, adjusted operating expenses increased 9% and 16%, or 10% and 15% on a currency-neutral basis, for the three and nine months ended September 30, 2018, versus the comparable periods in 2017.

The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
General and administrative	$1,236	$1,136	9%	$3,684	$3,162	16%
Advertising and marketing	235	203	15%	694	587	18%
Depreciation and amortization	111	118	(6)%	346	321	8%
Provision for litigation settlements	29	—	**	371	15	**
Total operating expenses	1,611	1,457	11%	5,095	4,085	25%
Special Items[1]	(29)	—	**	(371)	(15)	**
Adjusted total operating expenses (excluding Special Items1)	$1,582	$1,457	9%	$4,724	$4,070	16%
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.
The following table summarizes the primary drivers of changes in operating expenses in the three and nine months ended September 30, 2018 versus the comparable periods in 2017:

	Three Months Ended September 30, 2018
	Operational	Special Items [1]	Acquisitions	Revenue Standard [2]	Center for Inclusive Growth [3]	Foreign Currency [4]	Total
General and administrative	11%	—%	(1)%	—%	—%	(1)%	9%
Advertising and marketing	4%	—%	1%	14%	—%	(2)%	15%
Depreciation and amortization	(9)%	—%	3%	—%	—%	—%	(6)%
Provision for litigation settlements	**	**	**	**	**	**	**
Total operating expenses	8%	2%	(1)%	2%	—%	(1)%	11%

	Nine Months Ended September 30, 2018
	Operational	Special Items [1]	Acquisitions	Revenue Standard [2]	Center for Inclusive Growth [3]	Foreign Currency [4]	Total
General and administrative	10%	—%	2%	—%	3%	1%	16%
Advertising and marketing	(4)%	—%	—%	21%	—%	1%	18%
Depreciation and amortization	(5)%	—%	12%	—%	—%	1%	8%
Provision for litigation settlements	**	**	**	**	**	**	**
Total operating expenses	7%	9%	3%	3%	3%	1%	25%
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
3 Represents contribution to the Mastercard Center for Inclusive Growth, a non-profit charitable organization, made in the first quarter of 2018.
4 Represents the foreign currency translational and transactional impact versus the prior year period.

General and Administrative
The significant components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017		2018	2017
	($ in millions)
Personnel	$822	$723	14%	$2,371	$1,961	21%
Professional fees	88	85	2%	253	240	5%
Data processing and telecommunications	154	135	14%	437	366	19%
Foreign exchange activity	2	23	**	(29)	93	**
Other	170	170	1%	652	502	30%
General and administrative expenses	$1,236	$1,136	9%	$3,684	$3,162	16%
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of general and administrative expenses for three and nine months ended September 30, 2018 versus the comparable periods in 2017 are as follows:

•
Personnel expenses increased 14% and 21%, or 15% and 20% on a currency-neutral basis, respectively. The increase was due to a higher number of employees to support our continued investment in the areas of digital infrastructure, safety and security platforms and data analytics as well as geographic expansion. The impact from acquisitions was de minimis for the three months ended September 30, 2018 and contributed 3 percentage points to expense growth for the nine months ended September 30, 2018.

•
Data processing and telecommunication expenses increased 14% and 19%, or 14% and 18% on a currency-neutral basis, respectively, due to capacity growth of our business. The impact from acquisitions was de minimis for the three months ended September 30, 2018 and contributed 5 percentage points to expense growth for the nine months ended September 30, 2018.

•
Foreign exchange activity contributed a benefit of 2 and 4 percentage points, respectively. For the three months ended September 30, 2018, we recorded gains from our foreign exchange derivative contracts primarily related to the strengthening of the U.S. dollar, fully offset by balance sheet remeasurement losses. For the nine months ended September 30, 2018 we recorded gains from our foreign exchange derivative contracts primarily related to the strengthening of the U.S. dollar, partially offset by balance sheet remeasurement losses. This compares to losses from both our foreign exchange derivative contracts and balance sheet remeasurement in the prior year comparable periods.

•
Other expenses remained relatively flat for the three months ended September 30, 2018. For the nine months ended September 30, 2018 other expenses increased 20 percentage points primarily due to the contribution to the Mastercard Center for Inclusive Growth, a non-profit charitable organization. The remaining increase was due to costs to support our strategic development efforts. Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses, rental expense for our facilities and other costs associated with our business.

Advertising and Marketing
Advertising and marketing expenses increased 15% and 18%, or 18% and 17% on a currency-neutral basis, for the three and nine months ended September 30, 2018, respectively, versus the comparable periods in 2017, primarily due to a change in accounting for certain marketing fund arrangements as a result of our adoption of the new revenue guidance, partially offset by a net decrease in spending on certain marketing campaigns. For a more detailed discussion on the impact of the new revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies).
Depreciation and Amortization
Depreciation and amortization expenses decreased 6% or 5% on a currency- neutral basis, for the three months ended September 30, 2018 versus the comparable period in 2017, primarily due to the full amortization of certain intangible assets. Depreciation and amortization expenses increased 8% or 7% on a currency-neutral basis, for the nine months ended September 30, 2018 versus the comparable period in 2017, primarily due to the impact of acquisitions partially offset by the full amortization of certain intangible assets.

Provision for Litigation Settlements
In the three and nine months ended September 30, 2018, we recorded $29 million and $371 million in provisions for various litigations, respectively, versus $15 million recorded in the first quarter of 2017. See section entitled “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments, certain income (expense) from our defined benefit plans and other gains and losses. Total other expense increased $14 million for the three months ended September 30, 2018 versus the comparable period in 2017, primarily due to higher interest expense related to our debt issuance in February 2018 and the lapping of a gain relating to an investment we had in a company that we acquired in the third quarter of 2017, partially offset by higher investment income. For the nine months ended September 30, 2018 total other income (expense) remained relatively flat.
Income Taxes
The effective income tax rates were 16.1% and 17.2% for the three and nine months ended September 30, 2018 versus 26.0% and 26.8%, respectively, for the comparable periods in 2017. The lower effective tax rates, versus the comparable periods in 2017, were primarily due to a lower enacted statutory tax rate in the United States and a more favorable geographic mix of taxable earnings. On December 22, 2017, the U.S. passed comprehensive tax legislation (the “U.S. Tax Reform”) which, among other things, reduces the U.S. corporate income tax rate from 35% to 21% in 2018. These benefits were partially offset by other aspects of the U.S. Tax Reform for which a tax benefit is no longer recognized, including a U.S. foreign tax credit benefit for the repatriation of current year foreign earnings and the domestic production activities deduction. The lower effective tax rates for the periods were also attributable to $65 million of discrete deferred tax benefits, relating primarily to provisions for legal matters in the United States. See Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion of the U.S. merchant class litigation. Additionally, the lower effective tax rate for the nine months ended September 30, 2018 was attributable to discrete benefits related to share-based payments.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in billions)
Cash, cash equivalents and investments [1]	$8.5	$7.8
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At September 30, 2018 and December 31, 2017, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $550 million and $546 million, respectively. This amount also excludes restricted security deposits held for customers of $1.0 billion at September 30, 2018 and $1.1 billion at December 31, 2017.
As a result of the enactment of the U.S. Tax Reform, among other things, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. See Note 13 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion. It is our present intention to indefinitely reinvest a portion of our historic undistributed accumulated earnings associated with certain foreign subsidiaries outside of the United States. Based upon the ongoing review of business requirements and capital needs of our non-U.S. subsidiaries, we believe a portion of these undistributed earnings that have already been subject to tax in the U.S. will be necessary to fund current and future growth of the related businesses and will remain indefinitely reinvested outside of the U.S. In 2018, we continue to review our global working capital and cash needs to determine the amount we consider indefinitely reinvested. We will disclose such amount in the period in which such analysis is completed.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$4,891	$3,841
Net cash used in investing activities	(237)	(1,623)
Net cash used in financing activities	(3,833)	(3,494)
Net cash provided by operating activities increased $1,050 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to higher net income adjusted for non-cash items, partially offset by refund of restricted security deposits and timing of settlement with customers.
Net cash used in investing activities decreased $1,386 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to prior year acquisitions and higher net proceeds from investment securities in the current period.
Net cash used in financing activities increased $339 million for the nine months ended September 30, 2018, versus the comparable period in 2017, due to higher repurchases of our Class A common stock, partially offset by the proceeds from the issuance of debt in the current period.
The table below shows a summary of select balance sheet data at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in millions)
Balance Sheet Data:
Current assets	$15,064	$13,797
Current liabilities	9,709	8,793
Long-term liabilities	7,764	6,968
Equity	5,796	5,497
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.

Debt and Credit Availability
In February 2018, we issued $500 million principal amount of notes due in 2028 and an additional $500 million principal amount of notes due in 2048. Our total debt outstanding (including the current portion) was $6.4 billion and $5.4 billion at September 30, 2018 and December 31, 2017, respectively, with the earliest maturity of $500 million of principal occurring in April 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2022.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2018 and December 31, 2017.
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
Aggregate payments for quarterly dividends totaled $785 million for the nine months ended September 30, 2018.
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
On June 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on August 9, 2018 to holders of record on July 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $260 million.
On September 17, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on November 9, 2018 to holders of record on October 9, 2018 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $259 million.

Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2017 and December 2016, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $4 billion of our Class A common stock under each plan. The program approved in 2017 became effective in March 2018 after completion of the share repurchase program authorized in December 2016. The following table summarizes our share repurchases, of our Class A common stock through September 30, 2018, under the plans approved in 2017 and 2016:

(in millions, except average price data)
Remaining authorization at December 31, 2017	$5,234
Dollar value of shares repurchased during the nine months ended September 30, 2018	$4,045
Remaining authorization at September 30, 2018	$1,189
Shares repurchased during the nine months ended September 30, 2018	21.8
Average price paid per share during the nine months ended September 30, 2018	$185.64
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $108 million on our foreign currency derivative contracts outstanding at September 30, 2018 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at September 30, 2018. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates. We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk. There was no material equity price risk at September 30, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 30, 2018 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastercard Incorporated:
Results of Review of Interim Financial Statements
We have reviewed the consolidated balance sheet of Mastercard Incorporated and its subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the consolidated statement of changes in equity for the nine-month period ended 2017 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and September 30, 2017, including the related notes, appearing under Part I, Item 1 of this Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet information as of December 31, 2017, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
October 30, 2018

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2018, we repurchased a total of approximately 5.6 million shares for $1.2 billion at an average price of $207.14 per share of Class A common stock. See Note 10 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the third quarter of 2018 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	1,909,197	$203.43	1,909,197	$1,965,014,604
August 1 - 31	2,190,133	$203.77	2,190,133	$1,518,740,332
September 1 - 30	1,522,040	$216.64	1,522,040	$1,189,010,441
Total	5,621,370	$207.14	5,621,370
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

10.1
Superseding and Amended Class Settlement Agreement, dated September 17, 2018, by and among Mastercard Incorporated and Mastercard International Incorporated; Visa, Inc., Visa U.S.A. Inc. and Visa International Service Association; the Class Plaintiffs defined therein; and the Customer Banks defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2018 (File No. 001-32877)).

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

MASTERCARD INCORPORATED
(Registrant)

Date:	October 30, 2018	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2018	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2018	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)