Form 10-Q
period 2019-03-31
Mastercard Inc
filed 2019-04-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 25, 2019, there were 1,009,964,059 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 11,557,994 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

•	the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions

•	potential or incurred liability and limitations on business related to any litigation or litigation settlements

•	the impact of competition in the global payments industry (including disintermediation and pricing pressure)

•	the challenges relating to rapid technological developments and changes

•	the challenges relating to operating real-time account-based payment system and to working with new customers and end users

•	the impact of information security incidents, account data breaches, fraudulent activity or service disruptions

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
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,857	$6,682
Restricted cash for litigation settlement	662	553
Investments	1,317	1,696
Accounts receivable	2,577	2,276
Settlement due from customers	1,426	2,452
Restricted security deposits held for customers	1,044	1,080
Prepaid expenses and other current assets	1,513	1,432
Total Current Assets	14,396	16,171
Property, equipment and right-of-use assets, net of accumulated depreciation of $905 and $847, respectively	1,305	921
Deferred income taxes	504	570
Goodwill	2,944	2,904
Other intangible assets, net of accumulated amortization of $1,228 and $1,175, respectively	1,025	991
Other assets	3,346	3,303
Total Assets	$23,520	$24,860
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$508	$537
Settlement due to customers	1,189	2,189
Restricted security deposits held for customers	1,044	1,080
Accrued litigation	1,575	1,591
Accrued expenses	4,329	4,747
Current portion of long-term debt	500	500
Other current liabilities	1,101	949
Total Current Liabilities	10,246	11,593
Long-term debt	5,799	5,834
Deferred income taxes	61	67
Other liabilities	2,151	1,877
Total Liabilities	18,257	19,371

Commitments and Contingencies

Redeemable Non-controlling Interests	73	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,389 and 1,387 shares issued and 1,012 and 1,019 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 12 and 12 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,569	4,580
Class A treasury stock, at cost, 377 and 368 shares, respectively	(27,534)	(25,750)
Retained earnings	28,806	27,283
Accumulated other comprehensive income (loss)	(673)	(718)
Total Stockholders’ Equity	5,168	5,395
Non-controlling interests	22	23
Total Equity	5,190	5,418
Total Liabilities, Redeemable Non-controlling Interests and Equity	$23,520	$24,860
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
Net Revenue	$3,889	$3,580
Operating Expenses
General and administrative	1,367	1,321
Advertising and marketing	192	197
Depreciation and amortization	117	120
Provision for litigation	—	117
Total operating expenses	1,676	1,755
Operating income	2,213	1,825
Other Income (Expense)
Investment income	32	17
Interest expense	(46)	(43)
Other income (expense), net	4	4
Total other income (expense)	(10)	(22)
Income before income taxes	2,203	1,803
Income tax expense	341	311
Net Income	$1,862	$1,492

Basic Earnings per Share	$1.81	$1.42
Basic weighted-average shares outstanding	1,026	1,051
Diluted Earnings per Share	$1.80	$1.41
Diluted weighted-average shares outstanding	1,032	1,057

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income	$1,862	$1,492
Other comprehensive income (loss):
Foreign currency translation adjustments	11	161
Income tax effect	3	(2)
Foreign currency translation adjustments, net of income tax effect	14	159

Translation adjustments on net investment hedge	36	(45)
Income tax effect	(8)	12
Translation adjustments on net investment hedge, net of income tax effect	28	(33)

Defined benefit pension and other postretirement plans	—	(1)
Income tax effect	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	(1)

Investment securities available-for-sale	4	(1)
Income tax effect	(1)	—
Investment securities available-for-sale, net of income tax effect	3	(1)

Other comprehensive income (loss), net of tax	45	124
Comprehensive Income	$1,907	$1,616

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$23	$5,418
Net income	—	—	—	—	1,862	—	—	1,862
Activity from non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	45	—	45
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(339)	—	—	(339)
Purchases of treasury stock	—	—	—	(1,790)	—	—	—	(1,790)
Share-based payments	—	—	(11)	6	—	—	—	(5)
Balance at March 31, 2019	$—	$—	$4,569	$(27,534)	$28,806	$(673)	$22	$5,190

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	1,492	—	—	1,492
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	124	—	124
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(262)	—	—	(262)
Purchases of treasury stock	—	—	—	(1,383)	—	—	—	(1,383)
Share-based payments	—	—	2	4	—	—	—	6
Balance at March 31, 2018	$—	$—	$4,367	$(22,143)	$23,777	$(373)	$28	$5,656

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities
Net income	$1,862	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	345	287
Depreciation and amortization	117	120
Share-based compensation	57	43
Deferred income taxes	38	(46)
Other	6	1
Changes in operating assets and liabilities:
Accounts receivable	(320)	(80)
Settlement due from customers	1,026	(156)
Prepaid expenses	(497)	(336)
Accrued litigation and legal settlements	1	111
Restricted security deposits held for customers	(35)	(141)
Accounts payable	(22)	(62)
Settlement due to customers	(1,000)	(63)
Accrued expenses	(483)	(50)
Net change in other assets and liabilities	217	(85)
Net cash provided by operating activities	1,312	1,035
Investing Activities
Purchases of investment securities available-for-sale	(305)	(108)
Purchases of investments held-to-maturity	(99)	(123)
Proceeds from sales of investment securities available-for-sale	476	198
Proceeds from maturities of investment securities available-for-sale	139	108
Proceeds from maturities of investments held-to-maturity	155	430
Purchases of property and equipment	(83)	(82)
Capitalized software	(59)	(44)
Other investing activities	(11)	(12)
Net cash provided by investing activities	213	367
Financing Activities
Purchases of treasury stock	(1,824)	(1,352)
Dividends paid	(340)	(263)
Proceeds from debt	—	991
Tax withholdings related to share-based payments	(116)	(77)
Cash proceeds from exercise of stock options	54	40
Other financing activities	3	(4)
Net cash used in financing activities	(2,223)	(665)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(54)	95
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(752)	832
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,337	7,592
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$7,585	$8,424
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At March 31, 2019 and December 31, 2018, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2019 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of December 31, 2018. The consolidated financial statements for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard Incorporated Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2019 and 2018, activity from non-controlling interests was not material to the respective period results.
Recently adopted accounting pronouncements
Comprehensive income - In February 2018, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that allows for a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from U.S. tax reform. The Company adopted this guidance effective January 1, 2019, electing to retain the stranded tax effects in accumulated other comprehensive income (loss). The adoption did not result in a material impact on the Company’s consolidated financial statements.
Leases - In February 2016, the FASB issued accounting guidance that changed how companies account for and present lease arrangements. This guidance requires companies to recognize lease assets and liabilities for both financing and operating leases on the consolidated balance sheet. The Company adopted this guidance effective January 1, 2019, under the modified retrospective transition method with the available practical expedients.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the impact of the changes made to the January 1, 2019 consolidated balance sheet for the adoption of the new accounting standard pertaining to leases. The prior periods have not been restated and have been reported under the accounting standard in effect for those periods.

	Balance at December 31, 2018	Impact of lease standard	Balance at January 1, 2019
	(in millions)
Assets
Property, equipment and right-of-use assets, net	$921	$375	$1,296
Liabilities
Other current liabilities	949	72	1,021
Other liabilities	1,877	303	2,180

For a more detailed discussion on lease arrangements, refer to Note 8 (Property, Equipment and Right-of-Use Assets).
Recent accounting pronouncements not yet adopted
Implementation costs incurred in a hosting arrangement that is a service contract - In August 2018, the FASB issued accounting guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for periods beginning after December 15, 2019 and early adoption is permitted. Companies are required to adopt this guidance either retrospectively or by prospectively applying the guidance to all implementation costs incurred after the date of adoption. The Company expects to adopt this guidance effective January 1, 2020 by applying the prospective approach as of the date of adoption and is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements.
Disclosure requirements for fair value measurement - In August 2018, the FASB issued accounting guidance which modifies disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for periods beginning after December 15, 2019. Companies are permitted to early adopt the removed or modified disclosures and delay adoption of added disclosures until the effective date. Companies are required to adopt the guidance for certain added disclosures prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption and all other amendments retrospectively to all periods presented upon their effective date. The Company expects to adopt this guidance effective January 1, 2020 and does not expect the impacts to be material.
Note 2. Acquisitions
During the first quarter of 2019, the Company entered into definitive agreements to acquire businesses for aggregate consideration of approximately $975 million, which includes contingent consideration of $25 million (subject to customary purchase price adjustments). Subject to regulatory approvals and closing conditions, all acquisitions are expected to close in 2019. The Company will begin consolidating these acquisitions as of the date acquired.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenue by source:
Domestic assessments	$1,605	$1,458
Cross-border volume fees	1,263	1,157
Transaction processing	1,922	1,707
Other revenues	842	748
Gross revenue	5,632	5,070
Rebates and incentives (contra-revenue)	(1,743)	(1,490)
Net revenue	$3,889	$3,580

Net revenue by geographic region:
North American Markets	$1,347	$1,248
International Markets	2,506	2,300
Other [1]	36	32
Net revenue	$3,889	$3,580
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.4 billion and $2.1 billion as of March 31, 2019 and December 31, 2018, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at March 31, 2019 in the amounts of $44 million and $90 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2018 were $40 million and $92 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at March 31, 2019 in the amounts of $265 million and $109 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2018 were $218 million and $101 million, respectively. Revenue recognized from performance obligations satisfied during the three months ended March 31, 2019 and 2018 was $185 million and $161 million, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
Numerator
Net income	$1,862	$1,492
Denominator
Basic weighted-average shares outstanding	1,026	1,051
Dilutive stock options and stock units	6	6
Diluted weighted-average shares outstanding [1]	1,032	1,057
Earnings per Share
Basic	$1.81	$1.42
Diluted	$1.80	$1.41

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

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,682	$5,933
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	553	546
Restricted security deposits held for customers	1,080	1,085
Prepaid expenses and other current assets	22	28
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,337	$7,592

	March 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$5,857	$6,890
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	662	548
Restricted security deposits held for customers	1,044	965
Prepaid expenses and other current assets	22	21
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$7,585	$8,424

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2019.
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$8	$—	$8	$—	$15	$—	$15
Government and agency securities	48	88	—	136	65	92	—	157
Corporate securities	—	838	—	838	—	1,043	—	1,043
Asset-backed securities	—	130	—	130	—	217	—	217
Derivative instruments [2]:
Foreign currency derivative assets	—	24	—	24	—	35	—	35
Deferred compensation plan [3]:
Deferred compensation assets	55	—	—	55	54	—	—	54

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(9)	$—	$(9)	$—	$(6)	$—	$(6)
Deferred compensation plan [4]:
Deferred compensation liabilities	(64)	—	—	(64)	(54)	—	—	(54)

1 The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale municipal securities, government and agency securities, corporate securities and asset-backed securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
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
Marketable Equity Investments
In April 2019, the Company invested approximately $340 million in certain marketable equity investments. These investments will be measured at fair value with unrealized gains or losses recognized on the consolidated statement of operations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2019 and December 31, 2018, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. See Note 15 (Settlement and Other Risk Management) for additional information regarding the Company’s settlement and other guarantee liabilities.
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At March 31, 2019 and December 31, 2018, the Company held $205 million and $264 million, respectively, of held-to-maturity securities due within one year. The cost of these securities approximates fair value.
Nonmarketable Equity Investments
The Company’s nonmarketable equity investments are measured at fair value at initial recognition. In addition, nonmarketable equity investments which are not accounted for under the equity method of accounting are adjusted for changes resulting from identifiable price changes in orderly transactions for the identical or similar investments of the same issuer. Nonmarketable equity investments are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. These investments are included in other assets on the consolidated balance sheet. See Note 7 (Prepaid Expenses and Other Assets) for further details.
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At March 31, 2019, the carrying value and fair value of total long-term debt outstanding (including the current portion) was $6.3 billion and $6.6 billion, respectively. At December 31, 2018, the carrying value and fair value of total long-term debt outstanding (including the current portion) was $6.3 billion and $6.5 billion, respectively. In April 2019, $500 million of principal related to the 2014 USD Notes, which was classified in current liabilities as of March 31, 2019, matured and was paid.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Contingent Consideration
The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets and is measured at fair value on a recurring basis. This contingent consideration liability is included in other current liabilities on the consolidated balance sheet and is classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices and unobservable inputs used to measure fair value that require management’s judgment. The activity of the Company’s contingent consideration liability for the three months ended March 31, 2019 was as follows:

(in millions)
Balance at December 31, 2018	$219
Net change in valuation	—
Payments	(5)
Foreign currency translation	7
Balance at March 31, 2019	$221

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$8	$—	$—	$8	$15	$—	$—	$15
Government and agency securities	136	—	—	136	157	—	—	157
Corporate securities	835	3	—	838	1,044	1	(2)	1,043
Asset-backed securities	130	—	—	130	217	—	—	217
Total	$1,109	$3	$—	$1,112	$1,433	$1	$(2)	$1,432

The Company’s available-for-sale investment securities held at March 31, 2019 and December 31, 2018 primarily carried a credit rating of A- or better. The municipal securities are primarily comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2019 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$238	$238
Due after 1 year through 5 years	870	873
Due after 5 years through 10 years	1	1
Total	$1,109	$1,112

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2019 and 2018 were not significant.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$808	$778
Other	705	654
Total prepaid expenses and other current assets	$1,513	$1,432

Other assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$2,492	$2,458
Nonmarketable equity investments	348	337
Income taxes receivable	284	298
Other	222	210
Total other assets	$3,346	$3,303

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Building, building equipment and land	$484	$481
Equipment	1,025	987
Furniture and fixtures	87	85
Leasehold improvements	223	215
Operating lease right-of-use assets	391	—
Property, equipment and right-of-use assets	2,210	1,768
Less accumulated depreciation and amortization	(905)	(847)
Property, equipment and right-of-use assets, net	$1,305	$921

The increase in property, equipment and right-of-use assets at March 31, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 1 (Summary of Significant Accounting Policies) for additional information on the impact of the adoption of this standard.
The Company determines if a contract is, or contains, a lease at contract inception. The Company’s right-of-use (“ROU”) assets are primarily related to operating leases for office space, automobiles and other equipment. Leases are included in property, equipment and right-of-use assets, other current liabilities and other liabilities on the consolidated balance sheet.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are generally included in ROU assets and liabilities.
The Company excludes variable lease payments in measuring ROU assets and lease liabilities, other than those that depend on an index, a rate or are in substance fixed payments. Lease and nonlease components are generally accounted for separately. When available, consideration is allocated to the separate lease and nonlease components in a lease contract on a relative standalone price basis using observable standalone prices.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

March 31, 2019
(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$369
Other current liabilities	79
Other liabilities	327

Operating lease amortization expense for the three months ended March 31, 2019 was $22 million and recorded within general and administrative expenses on the consolidated statement of operations. As of March 31, 2019, weighted-average remaining lease term of operating leases was 6.5 years and weighted-average discount rate for operating leases was 3.2%.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes maturities of operating lease liabilities based on lease term:

Operating Leases
(in millions)
Remainder of 2019	$68
2020	81
2021	61
2022	55
2023	49
Thereafter	134
Total operating lease payments	448
Less: Interest	(42)
Present value of operating lease liabilities	$406

As of March 31, 2019, the Company has entered into additional operating leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $279 million. These operating leases are expected to commence between fiscal years 2019 and 2020, with lease terms between one and sixteen years.
Disclosures related to periods prior to adoption of the new accounting standard, including those operating leases entered into during 2018, but not yet commenced
At December 31, 2018, the Company had the following future minimum payments due under non‐cancelable leases:

Operating Leases
(in millions)
2019	$72
2020	75
2021	76
2022	68
2023	58
Thereafter	327
Total	$676

Consolidated rental expense for the Company’s leased office space was $94 million for the year ended December 31, 2018. Consolidated lease expense for automobiles, computer equipment and office equipment was $20 million for the year ended December 31, 2018.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$3,226	$3,275
Personnel costs	292	744
Income and other taxes	291	158
Other	520	570
Total accrued expenses	$4,329	$4,747

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of March 31, 2019 and December 31, 2018, the Company’s provision for litigation was $1,575 million and $1,591 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

consolidated balance sheet. See Note 14 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 10. Stockholders' Equity
The Company’s Board of Directors have approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2019, as well as historical purchases:

Board authorization dates	December 2018	December 2017	December 2016

Date program became effective	January 2019	March 2018	April 2017	Total
	(in millions, except average price data)
Board authorization	$6,500	$4,000	$4,000	$14,500
Dollar value of shares repurchased during the three months ended March 31, 2018	$—	$118	$1,234	$1,352
Remaining authorization at December 31, 2018	$6,500	$301	$—	$6,801
Dollar value of shares repurchased during the three months ended March 31, 2019	$1,523	$301	$—	$1,824
Remaining authorization at March 31, 2019	$4,977	$—	$—	$4,977

Shares repurchased during the three months ended March 31, 2018	—	0.7	7.2	7.9
Average price paid per share during the three months ended March 31, 2018	$—	$175.87	$171.11	$171.52
Shares repurchased during the three months ended March 31, 2019	7.1	1.6	—	8.7
Average price paid per share during the three months ended March 31, 2019	$213.68	$188.38	$—	$209.05
Cumulative shares repurchased through March 31, 2019	7.1	20.6	28.2	55.9
Cumulative average price paid per share	$213.68	$194.27	$141.99	$170.39

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the three months ended March 31, 2019:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2018	1,018.6	11.8
Purchases of treasury stock	(8.7)	—
Share-based payments	1.7	—
Conversion of Class B to Class A common stock	0.1	(0.1)
Balance at March 31, 2019	1,011.7	11.7

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2018	$(661)	$(66)	$10	$(1)	$(718)
Other comprehensive income (loss) for the period [2]	14	28	—	3	45
Balance at March 31, 2019	$(647)	$(38)	$10	$2	$(673)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [2]	159	(33)	(1)	(1)	124
Balance at March 31, 2018	$(223)	$(174)	$24	$—	$(373)

1 During the three months ended March 31, 2019, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound. During the three months ended March 31, 2018, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.
2 During the three months ended March 31, 2019 and 2018, gains and losses reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations were not significant.
Note 12. Share-Based Payments
During the three months ended March 31, 2019, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2019	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.9	$53
Restricted stock units	0.9	$223
Performance stock units	0.1	$230

Stock options generally vest in four equal annual installments beginning one year after the date of grant and expire ten years from the date of grant. The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2019 was estimated to be six years, while the expected volatility was determined to be 19.6%.
Vesting of the shares underlying the restricted stock units and performance stock units (“PSUs”) will generally occur three years after the date of grant. For all PSUs granted on or after March 1, 2019, shares issuable upon vesting are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents. The fair value of restricted stock units is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant-date fair value of performance stock units granted.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Income Taxes
The effective income tax rate was 15.5% and 17.3% for the three months ended March 31, 2019 and 2018, respectively. The lower effective tax rate, as compared to the prior year, was primarily due to a reduction to the Company’s transition tax liability resulting from final U.S. Department of Treasury and Internal Revenue Service regulations issued on January 15, 2019 and discrete benefits related to share-based payments.
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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. Mastercard increased its reserve by $237 million during 2018 to reflect both its expected financial obligation under the Damages Class settlement agreement and the filed and anticipated opt-out merchant cases. In January 2019, the district court issued an order granting preliminary approval of the settlement and authorized notice of the settlement to class members. Damages Class members will now have the opportunity to opt out of the class settlement agreement. If more than 25% of the merchant purchase volume opts out of the settlement, the defendants would have the option to terminate the settlement agreement. The court has scheduled a final approval hearing in November 2019. The settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing.
As of March 31, 2019 and December 31, 2018, Mastercard had accrued a liability of $916 million and $915 million, respectively, as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of March 31, 2019 and December 31, 2018, Mastercard had $662 million and $553 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. During the first quarter of 2019, Mastercard increased its qualified cash settlement fund by $108 million in accordance with the January 2019 preliminary approval of the settlement. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters. The portion of the accrued liability

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. In July 2015, the European Commission (“EC”) issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rule within the European Economic Area (the “EEA”). The Statement of Objections, which followed an investigation opened in 2013, included preliminary conclusions concerning the alleged anticompetitive effects of these practices. In December 2018, Mastercard announced the anticipated resolution of the EC’s investigation. With respect to interregional interchange fees, Mastercard made a settlement proposal whereby it would make changes to its interregional interchange fees. The EC issued a decision accepting the settlement in April 2019, with changes to interregional interchange fees going into effect in the fourth quarter of 2019. In addition, with respect to Mastercard’s historic central acquiring rule, the EC issued a negative decision in January 2019. The EC’s negative decision covers a period of time of less than two years before the rule’s modification. The rule was modified in late 2015 to comply with the requirements of the EEA Interchange Fee Regulation. The decision does not require any modification of Mastercard’s current business practices but includes a fine of €571 million (approximately $641 million as of March 31, 2019), which was paid in April 2019. Mastercard incurred a charge of $654 million in 2018 in relation to this matter.
Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of March 31, 2019). Mastercard has resolved over £2 billion (approximately $3 billion as of March 31, 2019) of these damages claims through settlement or judgment. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $237 million in 2018. As detailed below, Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims.
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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of March 31, 2019). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard intends to seek permission to appeal the appellate court ruling to the U.K. Supreme Court.
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
Gross settlement exposure is estimated using the average daily payment volume during the three months ended March 31, 2019 multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of a failed customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer failures.
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
The Company’s estimated settlement exposure was as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Gross settlement exposure	$48,403	$49,666
Collateral held for settlement exposure	(4,731)	(4,711)
Net uncollateralized settlement exposure	$43,672	$44,955

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $375 million and $377 million at March 31, 2019 and December 31, 2018, respectively, of which $296 million and $297 million at March 31, 2019 and December 31, 2018, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2019 and December 31, 2018, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	March 31, 2019		December 31, 2018
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$196	$(1)	$34	$(1)
Commitments to sell foreign currency	1,399	12	1,066	26
Options to sell foreign currency	23	4	25	4
Balance sheet location
Prepaid expenses and other current assets [1]		24		35
Other current liabilities [1]		(9)		(6)

1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Foreign currency derivative contracts
General and administrative	$(5)	$(21)

The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of March 31, 2019 and December 31, 2018, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $134 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2019. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of March 31, 2019, the Company had a net foreign currency transaction pre-tax loss of $83 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2018 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2019. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018
	($ in millions, except per share data)
Net revenue	$3,889	$3,580	9%

Operating expenses	$1,676	$1,755	(5)%
Operating income	$2,213	$1,825	21%
Operating margin	56.9%	51.0%	6.0 ppt

Income tax expense	$341	$311	9%
Effective income tax rate	15.5%	17.3%	(1.8) ppt

Net income	$1,862	$1,492	25%

Diluted earnings per share	$1.80	$1.41	28%
Diluted weighted-average shares outstanding	1,032	1,057	(2)%
Summary of Non-GAAP Results1:

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,889	$3,580	9%	13%

Adjusted operating expenses	$1,676	$1,638	2%	5%

Adjusted operating margin	56.9%	54.2%	2.7 ppt	3.2 ppt

Adjusted effective income tax rate	16.8%	17.7%	(0.9) ppt	(0.5) ppt

Adjusted net income	$1,833	$1,581	16%	21%

Adjusted diluted earnings per share	$1.78	$1.50	19%	24%
Note: Tables may not sum due to rounding.
1 The Summary of Non-GAAP Results excludes the impact of Special Items (defined below) and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.

Key highlights for the three months ended March 31, 2019 were as follows:

•	Net revenue increased 9%, or 13% on a currency-neutral basis, versus the comparable period in 2018 primarily driven by:

–	Switched transaction growth of 17%

–	Cross border growth of 13% on a local currency basis

–	Gross dollar volume growth of 12% on a local currency basis

–	These increases were partially offset by higher rebates and incentives, which increased 17%, or 22% on a currency-neutral basis

•
Operating expenses decreased 5%, versus the comparable period in 2018. Excluding the impact of the Special Items (defined below), adjusted operating expenses increased 2%. On a currency-neutral basis the increase was 5%, primarily related to our continued investment in strategic initiatives.

•
The effective income tax rate was 15.5%, versus 17.3% for the comparable period in 2018. The lower effective tax rate, versus the comparable period in 2018, was primarily due to final transition tax regulations and discrete benefits for share-based payments.

Other financial highlights for the three months ended March 31, 2019 were as follows:

•	We generated net cash flows from operations of $1.3 billion.

•	We repurchased 8.7 million shares of our common stock for $1.8 billion and paid dividends of $340 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the first quarter of 2019, we recorded a $30 million tax benefit ($0.03 per diluted share) related to a reduction to our transition tax liability, resulting from final transition tax regulations issued in January 2019.

•
In the first quarter of 2018, we recorded provisions for litigation of $117 million ($89 million after tax, or $0.08 per diluted share) related to litigation settlements with Pan-European and U.K. merchants and an increase in the reserve for our U.S. merchant opt-out cases.

See Note 13 (Income Taxes) and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for further discussion. We excluded these Special Items because management evaluates the underlying operations and performance of the Company separately from litigation judgments and settlements and other one-time items, as well as the related tax impacts.
In addition, we present growth rates adjusted for the impact of foreign currency, which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of foreign currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
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

Operating expenses, operating margin, effective income tax rate, net income and diluted earnings per share adjusted for Special Items and/or the impact of foreign currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended March 31, 2019
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,676	56.9%	15.5%	$1,862	$1.80
Tax act	**	**	1.3%	(30)	(0.03)
Non-GAAP	$1,676	56.9%	16.8%	$1,833	$1.78

	Three Months Ended March 31, 2018
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,755	51.0%	17.3%	$1,492	$1.41
Litigation provisions	(117)	3.2%	0.4%	89	0.08
Non-GAAP	$1,638	54.2%	17.7%	$1,581	$1.50
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

	Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	9%	(5)%	6.0 ppt	(1.8) ppt	25%	28%
Tax act	**	**	**	1.3 ppt	(2)%	(2)%
Litigation provisions	**	7%	(3.3) ppt	(0.4) ppt	(7)%	(7)%
Non-GAAP	9%	2%	2.7 ppt	(0.9) ppt	16%	19%
Foreign currency [1]	4%	3%	0.6 ppt	0.4 ppt	5%	6%
Non-GAAP - currency-neutral	13%	5%	3.2 ppt	(0.5) ppt	21%	24%
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

Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2019, GDV on a U.S. dollar-converted basis increased 5%, while GDV on a local currency basis increased 12%, versus the comparable period in 2018. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses on the consolidated statement of operations. We manage foreign currency balance sheet remeasurement and cash flow risk through our foreign exchange risk management activities, which are discussed further in Note 16 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives immediately in current period earnings, with the related hedged item being recognized as the exposures materialize.
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

Financial Results
Revenue
In the three months ended March 31, 2019, gross revenue increased 11%, or 15% on a currency-neutral basis, versus the comparable period in 2018. Gross revenue growth in the three months ended March 31, 2019 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands and other payment-related products and services.
Rebates and incentives, in the three months ended March 31, 2019, increased 17%, or 22% on a currency-neutral basis, versus the comparable period in 2018, primarily due to new and renewed deals and increased volumes.
Our net revenue for the three months ended March 31, 2019, increased 9%, or 13% on a currency-neutral basis, versus the comparable period in 2018.
The significant components of net revenue were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
	($ in millions)
Domestic assessments	$1,605	$1,458	10%
Cross-border volume fees	1,263	1,157	9%
Transaction processing	1,922	1,707	13%
Other revenues	842	748	12%
Gross revenue	5,632	5,070	11%
Rebates and incentives (contra-revenue)	(1,743)	(1,490)	17%
Net revenue	$3,889	$3,580	9%
The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2019, versus the comparable period in 2018:

	Three Months Ended March 31, 2019
	Volume	Foreign Currency [1]	Other [2]		Total
Domestic assessments	11%	(5)%	5%	[3]	10%
Cross-border volume fees	12%	(5)%	2%		9%
Transaction processing	14%	(4)%	2%		13%
Other revenues	**	(2)%	14%	[4]	12%
Rebates and incentives (contra-revenue)	11%	(5)%	11%	[5]	17%

Net revenue	11%	(4)%	2%		9%
Note: Table may not sum due to rounding.
** Not applicable.
1 Represents the foreign currency translational and transactional impact versus the prior year period.
2 Includes impact from pricing and other non-volume based fees.
3 Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.
4 Includes impacts from safety and security fees, Advisors fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.

The following table provides a summary of the trend in volume and transaction growth. The cross-border volume and switched transactions growth rates are adjusted for the effects of differing switching days between periods. Additionally, we adjusted the switched transactions growth rate in the prior period for the deconsolidation of our Venezuelan subsidiaries in 2017. For a more detailed discussion of the deconsolidation of our Venezuelan subsidiaries, refer to Note 1 (Summary of Significant Accounting Policies) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

	Three Months Ended March 31,
	2019		2018
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	5%	12%	19%	14%
Asia Pacific/Middle East/Africa	4%	10%	19%	13%
Canada	1%	6%	15%	9%
Europe	5%	17%	31%	19%
Latin America	3%	13%	18%	17%
United States	8%	8%	11%	11%
Cross-border volume [1]	6%	13%	30%	20%
Switched Transactions		17%		16%
1 Excludes volume generated by Maestro and Cirrus cards.
Operating Expenses
Operating expenses decreased 5% for the three months ended March 31, 2019, versus the comparable period in 2018. Excluding the impact of the Special Items, adjusted operating expenses increased 2%, or 5% on a currency-neutral basis, for the three months ended March 31, 2019, versus the comparable period in 2018.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
	($ in millions)
General and administrative	$1,367	$1,321	3%
Advertising and marketing	192	197	(2)%
Depreciation and amortization	117	120	(2)%
Provision for litigation	—	117	**
Total operating expenses	1,676	1,755	(5)%
Special Items[1]	—	(117)	**
Adjusted total operating expenses (excluding Special Items1)	$1,676	$1,638	2%
Note: Table may not sum due to rounding
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on Special Items.

The following table summarizes the primary drivers of changes in operating expenses in the three months ended March 31, 2019 versus the comparable period in 2018:

	Three Months Ended March 31, 2019
	Operational	Special Items [1]	Foreign Currency [2]	Total
General and administrative	6%	—%	(2)%	3%
Advertising and marketing	2%	—%	(5)%	(2)%
Depreciation and amortization	—%	—%	(2)%	(2)%
Provision for litigation	**	**	**	**
Total operating expenses	5%	(7)%	(3)%	(5)%
Note: Tables may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on Special Items.
2 Represents the foreign currency translational and transactional impact versus the prior period.
General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
	($ in millions)
Personnel	$811	$752	8%
Professional fees	86	81	6%
Data processing and telecommunications	155	141	10%
Foreign exchange activity[1]	1	28	**
Other	314	319	(2)%
General and administrative expenses	$1,367	$1,321	3%
Note: Table may not sum due to rounding.
** Not meaningful.
1 Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 16 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion.
The primary drivers of general and administrative expenses for three months ended March 31, 2019 versus the comparable period in 2018 were as follows:

•
Personnel expenses increased 8%, or 10% on a currency-neutral basis. The increase was due to a higher number of employees to support our continued investment in the areas of digital infrastructure, safety and security platforms and data analytics as well as geographic expansion.

•	Data processing and telecommunication expenses increased 10%, or 12% on a currency-neutral basis, primarily due to higher software licensing costs as well as software and hardware maintenance.

•
Foreign exchange activity contributed a benefit of 2 percentage points. For the three months ended March 31, 2019, we recorded losses from our foreign exchange derivative contracts which were primarily offset by balance sheet remeasurement gains. This compares to losses from both our foreign exchange derivative contracts and balance sheet remeasurement in the prior year comparable period.

•
Other expenses remained relatively flat for the three months ended March 31, 2019. Other expenses include charitable contribution costs, costs to provide loyalty and rewards solutions, travel and meeting expenses, rental expense for our facilities and other costs associated with our business.

Advertising and Marketing
Advertising and marketing expenses decreased 2% or increased 2% on a currency-neutral basis, for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to a net increase in spending on certain marketing campaigns.
Depreciation and Amortization
Depreciation and amortization expenses remained relatively flat for the three months ended March 31, 2019 versus the comparable period in 2018.
Provision for Litigation
In the first quarter of 2019, there were no litigation provisions recorded versus $117 million in provisions for various litigation settlements recorded in the comparable period in 2018.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments, certain income (expense) from our defined benefit plans and other gains and losses. Total other expense decreased $12 million for the three months ended March 31, 2019 versus the comparable period in 2018, primarily due to higher investment income driven by higher interest rates and $5 million of gains from the remeasurement of non-marketable equity securities.
Income Taxes
The effective income tax rate was 15.5% and 17.3% for the three months ended March 31, 2019 and 2018, respectively. The lower effective tax rate, as compared to the prior year, was primarily due to a reduction to our transition tax liability resulting from final regulations issued by the U.S. Department of Treasury and Internal Revenue Service on January 15, 2019 and discrete benefits related to share-based payments.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in billions)
Cash, cash equivalents and investments [1]	$7.2	$8.4
Unused line of credit	4.5	4.5
1 Investments include available-for-sale securities and short-term held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.7 billion at March 31, 2019 and December 31, 2018. See Note 5 (Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many of the transactions between our customers. See Note 15 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,312	$1,035
Net cash provided by investing activities	213	367
Net cash used in financing activities	(2,223)	(665)
Net cash provided by operating activities increased $277 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to higher net income adjusted for non-cash items, partially offset by higher prepaid expenses in the current period and accrued litigation provisions in the prior period.
Net cash provided by investing activities decreased $154 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to higher net purchases of investment securities.
Net cash used in financing activities increased $1.6 billion for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to the receipt of proceeds from the issuance of debt in the prior period and higher repurchases of our Class A common stock in 2019.
The table below shows a summary of select balance sheet data at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in millions)
Balance Sheet Data:
Current assets	$14,396	$16,171
Current liabilities	10,246	11,593
Long-term liabilities	8,011	7,778
Equity	5,190	5,418
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
Our total debt outstanding (including the current portion) was $6.3 billion at March 31, 2019 and December 31, 2018. In April 2019, $500 million of principal related to the 2014 USD Notes, which was classified in current liabilities as of March 31, 2019, matured and was paid.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $4.5 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we entered into a committed unsecured $4.5 billion revolving credit facility (the “Credit Facility”) which expires in November 2023.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2019 and December 31, 2018.

See Note 14 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of long-term debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $340 million for the three months ended March 31, 2019.
On December 4, 2018, our Board of Directors declared a quarterly cash dividend of $0.33 per share paid on February 8, 2019 to holders of record on January 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $340 million.
On February 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on May 9, 2019 to holders of record on April 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $337 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2018 and 2017, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.5 billion and $4 billion, respectively, of our Class A common stock under each plan. The program approved in 2018 became effective in January 2019 after completion of the share repurchase program authorized in 2017.
The following table summarizes our share repurchase authorizations of our Class A common stock through March 31, 2019, under the plans approved in 2018 and 2017:

(in millions, except average price data)
Remaining authorization at December 31, 2018	$6,801
Dollar value of shares repurchased during the three months ended March 31, 2019	$1,824
Remaining authorization at March 31, 2019	$4,977
Shares repurchased during the three months ended March 31, 2019	8.7
Average price paid per share during the three months ended March 31, 2019	$209.05
See Note 10 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
There was no off-balance sheet debt, other than lease arrangements and other commitments presented in the future obligations table in Part II, Item 7 - Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, lease arrangements that have commenced are recognized on the consolidated balance sheet and leases entered into but not yet commenced are disclosed in Note 8 (Property, Equipment and Right-of-Use Assets). For a more detailed discussion on lease arrangements, refer to Note 1 (Summary of Significant Accounting Policies) and Note 8 (Property, Equipment and Right-of-Use Assets) to the consolidated financial statements included in Part I, Item 1.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates and foreign currency exchange rates. Our exposure to market risk from changes in interest rates and foreign exchange rates is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $134 million on our foreign currency derivative contracts outstanding at March 31, 2019 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2019, we repurchased a total of approximately 8.7 million shares for $1.8 billion at an average price of $209.05 per share of Class A common stock. See Note 10 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the first quarter of 2019 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	4,169,058	$194.36	4,169,058	$5,990,303,066
February 1 - 28	2,273,601	$216.69	2,273,601	$5,497,637,960
March 1 - 31	2,281,136	$228.27	2,281,136	$4,976,917,562
Total	8,723,795	$209.05	8,723,795
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
ITEM 5. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
ITEM 6. EXHIBITS
Refer to the Exhibit Index included herein.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+*	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019)

10.2+*	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019)

10.3+*	Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019)

10.4+*	Description of Employment Arrangement with Gilberto Caldart

10.5+*	Description of Employment Arrangement with Tim Murphy

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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

MASTERCARD INCORPORATED
(Registrant)

Date:	April 30, 2019	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2019	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2019	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)