Form 10-Q
period 2019-06-30
Mastercard Inc
filed 2019-07-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(914) 249-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Class A Common Stock	MA	New York Stock Exchange
1.100% Notes due 2022	MA22	New York Stock Exchange
2.100% Notes due 2027	MA27	New York Stock Exchange
2.500% Notes due 2030	MA30	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 25, 2019, there were 1,003,110,553 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 11,448,914 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,691	$6,682
Restricted cash for litigation settlement	662	553
Investments	809	1,696
Accounts receivable	2,607	2,276
Settlement due from customers	1,549	2,452
Restricted security deposits held for customers	1,061	1,080
Prepaid expenses and other current assets	1,786	1,432
Total Current Assets	14,165	16,171
Property, equipment and right-of-use assets, net of accumulated depreciation of $970 and $847, respectively	1,348	921
Deferred income taxes	478	570
Goodwill	3,524	2,904
Other intangible assets, net of accumulated amortization of $1,250 and $1,175, respectively	1,232	991
Other assets	3,984	3,303
Total Assets	$24,731	$24,860
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$432	$537
Settlement due to customers	1,330	2,189
Restricted security deposits held for customers	1,061	1,080
Accrued litigation	935	1,591
Accrued expenses	4,752	4,747
Current portion of long-term debt	—	500
Other current liabilities	987	949
Total Current Liabilities	9,497	11,593
Long-term debt	7,806	5,834
Deferred income taxes	95	67
Other liabilities	2,224	1,877
Total Liabilities	19,622	19,371

Commitments and Contingencies

Redeemable Non-controlling Interests	74	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,389 and 1,387 shares issued and 1,005 and 1,019 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 11 and 12 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,675	4,580
Class A treasury stock, at cost, 385 and 368 shares, respectively	(29,454)	(25,750)
Retained earnings	30,517	27,283
Accumulated other comprehensive income (loss)	(730)	(718)
Total Stockholders’ Equity	5,008	5,395
Non-controlling interests	27	23
Total Equity	5,035	5,418
Total Liabilities, Redeemable Non-controlling Interests and Equity	$24,731	$24,860
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net Revenue	$4,113	$3,665	$8,002	$7,245
Operating Expenses
General and administrative	1,369	1,184	2,736	2,505
Advertising and marketing	225	205	417	402
Depreciation and amortization	122	115	239	235
Provision for litigation	—	225	—	342
Total operating expenses	1,716	1,729	3,392	3,484
Operating income	2,397	1,936	4,610	3,761
Other Income (Expense)
Investment income	24	31	51	48
Gains (losses) on equity investments, net	143	—	148	—
Interest expense	(51)	(48)	(97)	(91)
Other income (expense), net	6	3	10	7
Total other income (expense)	122	(14)	112	(36)
Income before income taxes	2,519	1,922	4,722	3,725
Income tax expense	471	353	812	664
Net Income	$2,048	$1,569	$3,910	$3,061

Basic Earnings per Share	$2.01	$1.50	$3.82	$2.92
Basic weighted-average shares outstanding	1,020	1,043	1,023	1,047
Diluted Earnings per Share	$2.00	$1.50	$3.80	$2.91
Diluted weighted-average shares outstanding	1,025	1,049	1,028	1,053

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net Income	$2,048	$1,569	$3,910	$3,061
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	(352)	(23)	(191)
Income tax effect	—	7	3	5
Foreign currency translation adjustments, net of income tax effect	(34)	(345)	(20)	(186)

Translation adjustments on net investment hedge	(28)	113	8	68
Income tax effect	6	(27)	(2)	(15)
Translation adjustments on net investment hedge, net of income tax effect	(22)	86	6	53

Defined benefit pension and other postretirement plans	(1)	—	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	—	(1)	(1)

Investment securities available-for-sale	—	—	4	(1)
Income tax effect	—	—	(1)	—
Investment securities available-for-sale, net of income tax effect	—	—	3	(1)

Other comprehensive income (loss), net of tax	(57)	(259)	(12)	(135)
Comprehensive Income	$1,991	$1,310	$3,898	$2,926

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$23	$5,418
Net income	—	—	—	—	1,862	—	—	1,862
Activity from non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	45	—	45
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(339)	—	—	(339)
Purchases of treasury stock	—	—	—	(1,790)	—	—	—	(1,790)
Share-based payments	—	—	(11)	6	—	—	—	(5)
Balance at March 31, 2019	—	—	4,569	(27,534)	28,806	(673)	22	5,190
Net income	—	—	—	—	2,048	—	—	2,048
Activity from non-controlling interests	—	—	—	—	—	—	5	5
Other comprehensive income, net of tax	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(337)	—	—	(337)
Purchases of treasury stock	—	—	—	(1,920)	—	—	—	(1,920)
Share-based payments	—	—	106	—	—	—	—	106
Balance at June 30, 2019	$—	$—	$4,675	$(29,454)	$30,517	$(730)	$27	$5,035

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - (Continued)
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)

Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	1,492	—	—	1,492
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	124	—	124
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(262)	—	—	(262)
Purchases of treasury stock	—	—	—	(1,383)	—	—	—	(1,383)
Share-based payments	—	—	2	4	—	—	—	6
Balance at March 31, 2018	—	—	4,367	(22,143)	23,777	(373)	28	5,656
Net income	—	—	—	—	1,569	—	—	1,569
Activity from non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	—	(259)	—	(259)
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(260)	—	—	(260)
Purchases of treasury stock	—	—	—	(1,507)	—	—	—	(1,507)
Share-based payments	—	—	86	—	—	—	—	86
Balance at June 30, 2018	$—	$—	$4,453	$(23,650)	$25,086	$(632)	$22	$5,279

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Operating Activities
Net income	$3,910	$3,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	623	578
Depreciation and amortization	239	235
(Gains) losses on equity investments, net	(148)	—
Share-based compensation	130	98
Deferred income taxes	65	(107)
Other	12	5
Changes in operating assets and liabilities:
Accounts receivable	(327)	(195)
Settlement due from customers	903	(158)
Prepaid expenses	(1,015)	(843)
Accrued litigation and legal settlements	(641)	231
Restricted security deposits held for customers	(19)	(93)
Accounts payable	(105)	(86)
Settlement due to customers	(858)	(109)
Accrued expenses	(13)	81
Net change in other assets and liabilities	92	(174)
Net cash provided by operating activities	2,848	2,524
Investing Activities
Purchases of investment securities available-for-sale	(386)	(705)
Purchases of investments held-to-maturity	(124)	(242)
Proceeds from sales of investment securities available-for-sale	935	412
Proceeds from maturities of investment securities available-for-sale	219	171
Proceeds from maturities of investments held-to-maturity	237	646
Purchases of property and equipment	(174)	(172)
Capitalized software	(150)	(79)
Purchases of equity investments	(386)	(21)
Acquisition of businesses, net of cash acquired	(723)	—
Other investing activities	(2)	(16)
Net cash used in investing activities	(554)	(6)
Financing Activities
Purchases of treasury stock	(3,741)	(2,881)
Dividends paid	(677)	(525)
Proceeds from debt	1,980	991
Payment of debt	(500)	—
Contingent consideration paid	(199)	—
Tax withholdings related to share-based payments	(120)	(73)
Cash proceeds from exercise of stock options	91	67
Other financing activities	6	5
Net cash used in financing activities	(3,160)	(2,416)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(26)	74
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(892)	176
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,337	7,592
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$7,445	$7,768
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At June 30, 2019 and December 31, 2018, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2019 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of December 31, 2018. The consolidated financial statements for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and six months ended June 30, 2019 and 2018, activity from non-controlling interests was not material to the respective period results.
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
Recent accounting pronouncements not yet adopted
Implementation costs incurred in a hosting arrangement that is a service contract - In August 2018, the FASB issued accounting guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for periods beginning after December 15, 2019. Companies are required to adopt this guidance either retrospectively or by prospectively applying the guidance to all implementation costs incurred after the date of adoption. The Company expects to adopt this guidance effective January 1, 2020 by applying the prospective approach as of the date of adoption and is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements and, at this time, does not expect the impacts to be material.
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
Note 2. Acquisitions
During the six months ended June 30, 2019, the Company entered into commitments to acquire businesses for total consideration of $1.2 billion, primarily in cash, all of which have closed as of the filing date of this Report. These acquisitions are expected to complement the Company’s current suite of products and technologies and support the execution of its strategy. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and is not expected to be deductible for local tax purposes.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the six months ended June 30, 2019, the Company acquired several businesses for total consideration of $784 million. The Company is evaluating and finalizing the purchase accounting. The preliminary estimated fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below:

(in millions)
Assets:
Cash and cash equivalents	$10
Other current assets	16
Other intangible assets	213
Goodwill	619
Other assets	12
Total assets	870

Liabilities:
Other current liabilities	11
Deferred income taxes	52
Other liabilities	23
Total liabilities	86

Net assets acquired	$784

The following table summarizes the identified intangible assets acquired:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$127	8.6
Customer relationships	80	13.3
Other	6	1.7
Other intangible assets	$213	10.2

Pro forma information related to the acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenue by source:
Domestic assessments	$1,680	$1,537	$3,285	$2,995
Cross-border volume fees	1,374	1,198	2,637	2,355
Transaction processing	2,053	1,830	3,975	3,537
Other revenues	962	785	1,804	1,533
Gross revenue	6,069	5,350	11,701	10,420
Rebates and incentives (contra-revenue)	(1,956)	(1,685)	(3,699)	(3,175)
Net revenue	$4,113	$3,665	$8,002	$7,245

Net revenue by geographic region:
North American Markets	$1,430	$1,334	$2,777	$2,581
International Markets	2,629	2,288	5,135	4,590
Other [1]	54	43	90	74
Net revenue	$4,113	$3,665	$8,002	$7,245
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.5 billion and $2.1 billion as of June 30, 2019 and December 31, 2018, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at June 30, 2019 in the amounts of $51 million and $115 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2018 were $40 million and $92 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at June 30, 2019 in the amounts of $344 million and $104 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2018 were $218 million and $101 million, respectively. Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2019 and 2018 was $182 million and $367 million and $207 million and $368 million, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Numerator
Net income	$2,048	$1,569	$3,910	$3,061
Denominator
Basic weighted-average shares outstanding	1,020	1,043	1,023	1,047
Dilutive stock options and stock units	5	6	5	6
Diluted weighted-average shares outstanding [1]	1,025	1,049	1,028	1,053
Earnings per Share
Basic	$2.01	$1.50	$3.82	$2.92
Diluted	$2.00	$1.50	$3.80	$2.91

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

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,682	$5,933
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	553	546
Restricted security deposits held for customers	1,080	1,085
Prepaid expenses and other current assets	22	28
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,337	$7,592

	June 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$5,691	$6,210
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	662	549
Restricted security deposits held for customers	1,061	992
Prepaid expenses and other current assets	31	17
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$7,445	$7,768

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the six months ended June 30, 2019.
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$3	$—	$3	$—	$15	$—	$15
Government and agency securities	69	52	—	121	65	92	—	157
Corporate securities	—	431	—	431	—	1,043	—	1,043
Asset-backed securities	—	103	—	103	—	217	—	217
Derivative instruments [2]:
Foreign currency derivative assets	—	12	—	12	—	35	—	35
Marketable equity investments [3]:
Equity securities	487	—	—	487	—	—	—	—
Deferred compensation plan [4]:
Deferred compensation assets	64	—	—	64	54	—	—	54

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(19)	$—	$(19)	$—	$(6)	$—	$(6)
Deferred compensation plan [5]:
Deferred compensation liabilities	(65)	—	—	(65)	(54)	—	—	(54)

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
2 The Company’s foreign currency derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign currency exchange rates for similar derivative instruments. See Note 17 (Foreign Exchange Risk Management) for further details.
3 The Company’s marketable equity securities are publicly held and classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices in active markets for identical assets.
4 The Company has a nonqualified deferred compensation plan where assets are invested primarily in mutual funds held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for these mutual funds, which are measured using quoted prices of identical instruments in active markets and are included in prepaid expenses and other current assets on the consolidated balance sheet.
5 The deferred compensation liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheet.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Marketable Equity Investments
During the second quarter of 2019, the Company invested $348 million in certain marketable equity securities. Marketable equity securities have readily determinable fair values with changes in fair value recorded in gain (losses) on equity investments, net on the consolidated statement of operations. These marketable equity investments are included in other assets on the consolidated balance sheet.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2019 and December 31, 2018, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. See Note 16 (Settlement and Other Risk Management) for additional information regarding the Company’s settlement and other guarantee liabilities.
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At June 30, 2019 and December 31, 2018, the Company held $151 million and $264 million, respectively, of held-to-maturity securities due within one year. The cost of these securities approximates fair value.
Nonmarketable Equity Investments
The Company’s nonmarketable equity investments are accounted for under the equity method or measurement alternative method. The Company’s share of net earnings or losses of equity method investments is included in other income (expense), net on the consolidated statement of operations. Measurement alternative investments do not have readily determinable fair values, and therefore are measured at cost, less any impairment and adjusted for changes resulting from identifiable price changes in orderly transactions for the identical or similar investments of the same issuer. Fair value adjustments of measurement alternative investments are included in gain (losses) of equity investments, net on the consolidated statement of operations. Nonmarketable equity investments are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. Nonmarketable equity investments are included in other assets on the consolidated balance sheet.
At June 30, 2019, the carrying value of measurement alternative and equity method investments was $265 million and $115 million, respectively. At December 31, 2018, the carrying value of measurement alternative and equity method investments was $232 million and $105 million, respectively.
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At June 30, 2019, the carrying value and fair value of total long-term debt outstanding was $7.8 billion and $8.4 billion, respectively. At December 31, 2018, the carrying value and fair value of total long-term debt outstanding (including the current portion) was $6.3 billion and $6.5 billion, respectively.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Gains (Losses) on Equity Investments
Gains (losses) on equity investments consists of realized and unrealized gains or losses on marketable equity investments and fair value adjustments, including impairments, of nonmarketable equity investments. During the three and six months ended June 30, 2019, the Company recorded a gain of $143 million and $148 million, respectively, primarily related to unrealized gains in certain marketable equity securities.
Contingent Consideration
The contingent consideration attributable to acquisitions made in 2017 was primarily based on the achievement of 2018 revenue targets and was measured at fair value on a recurring basis. This contingent consideration liability of $219 million was included in other current liabilities on the consolidated balance sheet at December 31, 2018. This liability was classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices and unobservable inputs used to measure fair value that require management’s judgment. During the six months ended June 30, 2019, the Company paid $219 million to settle the contingent consideration.
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$3	$—	$—	$3	$15	$—	$—	$15
Government and agency securities	121	—	—	121	157	—	—	157
Corporate securities	430	1	—	431	1,044	1	(2)	1,043
Asset-backed securities	102	1	—	103	217	—	—	217
Total	$656	$2	$—	$658	$1,433	$1	$(2)	$1,432

The Company’s available-for-sale investment securities held at June 30, 2019 and December 31, 2018 primarily carried a credit rating of A- or better. The municipal securities are primarily comprised of state tax-exempt bonds. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2019 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$216	$217
Due after 1 year through 5 years	440	441
Total	$656	$658

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and debt securities. Gross realized gains and losses are recorded within investment income on the consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2019 and 2018 were not significant.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$874	$778
Prepaid income taxes	218	51
Other	694	603
Total prepaid expenses and other current assets	$1,786	$1,432

Other assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$2,572	$2,458
Equity investments	867	337
Income taxes receivable	294	298
Other	251	210
Total other assets	$3,984	$3,303

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Equity investments represent the Company’s marketable equity securities and nonmarketable equity investments. See Note 6 (Fair Value and Investment Securities) for further details on the Company’s investments in certain marketable equity securities made during the second quarter of 2019.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Building, building equipment and land	$493	$481
Equipment	1,080	987
Furniture and fixtures	86	85
Leasehold improvements	239	215
Operating lease right-of-use assets	420	—
Property, equipment and right-of-use assets	2,318	1,768
Less accumulated depreciation and amortization	(970)	(847)
Property, equipment and right-of-use assets, net	$1,348	$921

The increase in property, equipment and right-of-use assets at June 30, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 1 (Summary of Significant Accounting Policies) for additional information on the impact of the adoption of this standard.
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
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

June 30, 2019
(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$377
Other current liabilities	82
Other liabilities	336

Operating lease amortization expense for the three and six months ended June 30, 2019 was $22 million and $43 million, respectively, and recorded within general and administrative expenses on the consolidated statement of operations. As of June 30, 2019, weighted-average remaining lease term of operating leases was 6.5 years and weighted-average discount rate for operating leases was 3.2%.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the maturity of the Company’s operating lease liabilities at June 30, 2019 based on lease term:

Operating Leases
(in millions)
Remainder of 2019	$47
2020	89
2021	67
2022	60
2023	54
Thereafter	146
Total operating lease payments	463
Less: Interest	(45)
Present value of operating lease liabilities	$418

As of June 30, 2019, the Company has entered into additional operating leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $315 million. These operating leases are expected to commence between fiscal years 2019 and 2020, with lease terms between one and sixteen years.
The following disclosures relate to periods prior to adoption of the new lease accounting standard, including those operating leases entered into during 2018, but not yet commenced:
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
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$3,425	$3,275
Personnel costs	404	744
Income and other taxes	358	158
Other	565	570
Total accrued expenses	$4,752	$4,747

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of June 30, 2019 and December 31, 2018, the Company’s provision for litigation was $935 million and $1,591 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 10. Debt
Long-term debt consisted of the following at June 30, 2019 and December 31, 2018:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	June 30, 2019	December 31, 2018
				(in millions, except percentages)
2019 USD Notes	May 2019	Semi-annually	2029	$1,000	2.950%	3.030%	$1,000	$—
			2049	1,000	3.650%	3.689%	1,000	—
				$2,000

2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	500	500
			2048	500	3.950%	3.990%	500	500
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	797	801
			2027	800	2.100%	2.189%	910	916
			2030	150	2.500%	2.562%	171	172
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	—	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							7,878	6,389
Less: Unamortized discount and debt issuance costs							(72)	(55)
Total debt outstanding							7,806	6,334
Less: Current portion[1]							—	(500)
Long-term debt							$7,806	$5,834
1 Relates to the 2014 USD Notes, which was classified in current liabilities as of December 31, 2018, matured and was paid during the second quarter of 2019
In May 2019, the Company issued $1.0 billion principal amount of notes due June 2029 and $1.0 billion principal amount of notes due June 2049 (collectively the “2019 USD Notes”). The net proceeds from the issuance of the 2019 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.980 billion.
The net proceeds, after deducting the original issue discount, underwriting discount and offering expenses, from the issuance of the 2018 USD Notes, 2016 USD Notes, the 2015 Euro Notes and the 2014 USD Notes, were $991 million, $1.969 billion, $1.723 billion and $1.484 billion, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The outstanding debt, described above, is not subject to any financial covenants and it may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the notes are to be used for general corporate purposes.
Note 11. Stockholders' Equity
The Company’s Board of Directors have approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2019, as well as historical purchases:

Board authorization dates	December 2018	December 2017	December 2016

Date program became effective	January 2019	March 2018	April 2017	Total
	(in millions, except average price data)
Board authorization	$6,500	$4,000	$4,000	$14,500
Dollar value of shares repurchased during the six months ended June 30, 2018	$—	$1,647	$1,234	$2,881
Remaining authorization at December 31, 2018	$6,500	$301	$—	$6,801
Dollar value of shares repurchased during the six months ended June 30, 2019	$3,440	$301	$—	$3,741
Remaining authorization at June 30, 2019	$3,060	$—	$—	$3,060

Shares repurchased during the six months ended June 30, 2018	—	9.0	7.2	16.2
Average price paid per share during the six months ended June 30, 2018	$—	$183.84	$171.11	$178.16
Shares repurchased during the six months ended June 30, 2019	14.8	1.6	—	16.4
Average price paid per share during the six months ended June 30, 2019	$232.42	$188.38	$—	$228.13
Cumulative shares repurchased through June 30, 2019	14.8	20.6	28.2	63.6
Cumulative average price paid per share	$232.42	$194.27	$141.99	$179.98

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the six months ended June 30, 2019:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2018	1,018.6	11.8
Purchases of treasury stock	(16.4)	—
Share-based payments	2.4	—
Conversion of Class B to Class A common stock	0.3	(0.3)
Balance at June 30, 2019	1,004.9	11.5

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2018	$(661)	$(66)	$10	$(1)	$(718)
Other comprehensive income (loss) for the period [2]	(20)	6	(1)	3	(12)
Balance at June 30, 2019	$(681)	$(60)	$9	$2	$(730)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [2]	(186)	53	(1)	(1)	(135)
Balance at June 30, 2018	$(568)	$(88)	$24	$—	$(632)

1 During the six months ended June 30, 2019, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound. During the six months ended June 30, 2018, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound.
2 During the six months ended June 30, 2019 and 2018, gains and losses reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations were not significant.
Note 13. Share-Based Payments
During the six months ended June 30, 2019, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2019	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.9	$53
Restricted stock units	0.9	$224
Performance stock units	0.1	$231

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14. Income Taxes
The effective income tax rates were 18.7% and 17.2% for the three and six months ended June 30, 2019, respectively, versus 18.3% and 17.8% for the comparable periods in 2018. The higher effective tax rate for the three months, versus the comparable period in 2018, was primarily the result of discrete tax items, notably a reduction in the Company’s 2018 liability for uncertain tax positions due to a favorable court decision. The lower effective tax rate for the six months, versus the comparable period in 2018, was primarily due to a more favorable geographic mix of earnings and a discrete tax benefit arising from a reduction to the Company’s transition tax liability resulting from final U.S. Department of Treasury and Internal Revenue Service regulations issued on January 15, 2019. These benefits were partially offset by the reduction in the 2018 liability previously mentioned.
The Company is subject to tax in the United States, Belgium, Singapore, the United Kingdom and various other foreign jurisdictions, as well as state and local jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation. Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2011. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2010.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
As of June 30, 2019 and December 31, 2018, Mastercard had accrued a liability of $916 million and $915 million, respectively, as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of June 30, 2019 and December 31, 2018, Mastercard had $662 million and $553 million, respectively, in a qualified cash settlement fund related to

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the merchant class litigation and classified as restricted cash on its consolidated balance sheet. During the first quarter of 2019, Mastercard increased its qualified cash settlement fund by $108 million in accordance with the January 2019 preliminary approval of the settlement. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. In July 2015, the European Commission (“EC”) issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rule within the European Economic Area (the “EEA”). The Statement of Objections, which followed an investigation opened in 2013, included preliminary conclusions concerning the alleged anticompetitive effects of these practices. In December 2018, Mastercard announced the anticipated resolution of the EC’s investigation. With respect to interregional interchange fees, Mastercard made a settlement proposal whereby it would make changes to its interregional interchange fees. The EC issued a decision accepting the settlement in April 2019, with changes to interregional interchange fees going into effect in the fourth quarter of 2019. In addition, with respect to Mastercard’s historic central acquiring rule, the EC issued a negative decision in January 2019. The EC’s negative decision covers a period of time of less than two years before the rule’s modification. The rule was modified in late 2015 to comply with the requirements of the EEA Interchange Fee Regulation. The decision does not require any modification of Mastercard’s current business practices but included a fine of €571 million, which was paid in April 2019. Mastercard incurred a charge of $654 million in 2018 in relation to this matter.
Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of June 30, 2019). Mastercard has resolved over £2 billion (approximately $3 billion as of June 30, 2019) of these damages claims through settlement or judgment. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $237 million in 2018. As detailed below, Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims.
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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of June 30, 2019). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard has been granted permission to appeal the appellate court ruling to the U.K. Supreme Court and expects oral argument on that appeal to occur in 2020.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. Mastercard expects briefing on class certification to be completed before the end of 2019 in both actions.
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
Note 16. Settlement and Other Risk Management
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
Gross settlement exposure is estimated using the average daily payment volume during the three months ended June 30, 2019 multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of a failed customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer failures.
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
The Company’s estimated settlement exposure was as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Gross settlement exposure	$51,653	$49,666
Collateral held for settlement exposure	(5,084)	(4,711)
Net uncollateralized settlement exposure	$46,569	$44,955

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $372 million and $377 million at June 30, 2019 and December 31, 2018, respectively, of which $294 million and $297 million at June 30, 2019 and December 31, 2018, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 17. Foreign Exchange Risk Management
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
As of June 30, 2019 and December 31, 2018, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	June 30, 2019		December 31, 2018
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$204	$(2)	$34	$(1)
Commitments to sell foreign currency	1,347	(7)	1,066	26
Options to sell foreign currency	18	2	25	4
Balance sheet location
Prepaid expenses and other current assets [1]		12		35
Other current liabilities [1]		(19)		(6)

1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Foreign currency derivative contracts
General and administrative	$(15)	$56	$(20)	$35

The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of June 30, 2019 and December 31, 2018, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $129 million on the Company’s foreign currency derivative contracts outstanding at June 30, 2019. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of June 30, 2019, the Company had a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

net foreign currency transaction pre-tax loss of $112 million in accumulated other comprehensive income (loss) associated with hedging activity.

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
Financial Results Overview
The following table provides a summary of our key operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018		2019	2018
	($ in millions, except per share data)
Net revenue	$4,113	$3,665	12%	$8,002	$7,245	10%

Operating expenses	$1,716	$1,729	(1)%	$3,392	$3,484	(3)%
Operating income	$2,397	$1,936	24%	$4,610	$3,761	23%
Operating margin	58.3%	52.8%	5.4 ppt	57.6%	51.9%	5.7 ppt

Income tax expense	$471	$353	34%	$812	$664	22%
Effective income tax rate	18.7%	18.3%	0.4 ppt	17.2%	17.8%	(0.6) ppt

Net income	$2,048	$1,569	31%	$3,910	$3,061	28%

Diluted earnings per share	$2.00	$1.50	33%	$3.80	$2.91	31%
Diluted weighted-average shares outstanding	1,025	1,049	(2)%	1,028	1,053	(2)%
The following table provides a summary of our key non-GAAP operating results1,2, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of foreign currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	As adjusted	Currency-neutral	2019	2018	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,113	$3,665	12%	15%	$8,002	$7,245	10%	14%

Adjusted operating expenses	$1,716	$1,504	14%	17%	$3,392	$3,142	8%	11%

Adjusted operating margin	58.3%	59.0%	(0.7) ppt	(0.4) ppt	57.6%	56.6%	1.0 ppt	1.4 ppt

Adjusted effective income tax rate[2]	18.5%	18.8%	(0.3) ppt	(0.1) ppt	17.7%	18.2%	(0.6) ppt	(0.3) ppt

Adjusted net income[2]	$1,937	$1,744	11%	15%	$3,765	$3,325	13%	18%

Adjusted diluted earnings per share[2]	$1.89	$1.66	14%	17%	$3.66	$3.16	16%	20%
Note: Tables may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2 For the three and six months ended June 30, 2019, we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was de minimis in relation to our non-GAAP results.

Key highlights for the three and six months ended June 30, 2019 were as follows:

•	Net revenue increased 12% and 10%, or 15% and 14% on a currency-neutral basis, respectively, versus the comparable periods in 2018 primarily driven by:

–	Switched transaction growth of 18% and 17%, respectively

–	Cross-border volume growth of 16% and 15% on a local currency basis, respectively

–	Gross dollar volume growth of 13% and 12% on a local currency basis, respectively

–	Other revenues growth of 23% and 18%, or 24% and 19%, on a currency-neutral basis, respectively, driven by our Cyber & Intelligence and Data & Services solutions

–	These increases were partially offset by higher rebates and incentives, which increased 16% and 17%, or 20% and 21% on a currency-neutral basis, respectively.

•
Operating expenses decreased 1% and 3%, respectively, versus the comparable periods in 2018. Adjusted operating expenses increased 14% and 8%, respectively. On a currency-neutral basis the increase was 17% and 11%, respectively, primarily driven by:

–	2 and 1 percentage points of growth, respectively, from acquisitions,

–
5 and 2 percentage points of growth, respectively, from the impact of losses associated with foreign exchange activity for derivative contracts, as compared to gains in the prior year comparable periods.

The remaining 10 and 8 percentage points of respective growth was primarily related to our continued investment in strategic initiatives.

•
The effective income tax rates were 18.7% and 17.2%, versus 18.3% and 17.8%, respectively, for the comparable periods in 2018. Adjusted effective income tax rates were 18.5% and 17.7%, versus 18.8% and 18.2%, for the comparable periods in 2018, primarily due to a more favorable geographic mix of earnings.

Other financial highlights for the six months ended June 30, 2019 were as follows:

•	We generated net cash flows from operations of $2.8 billion.

•	We completed the acquisitions of businesses for total consideration of $784 million in the second quarter of 2019.

•	We repurchased 16.4 million shares of our common stock for $3.7 billion and paid dividends of $677 million.

•	We completed a debt offering for an aggregate principal amount of $2.0 billion and separately paid $500 million of principal that matured related to our 2014 USD Notes in the second quarter of 2019.

Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of gains and losses on our equity investments which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition and the related tax impacts. Our non- GAAP financial measures also exclude the impact of special items which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments

•
For the three and six months ended June 30, 2019, we recorded net gains of $143 million ($111 million after tax, or $0.11 per diluted share) and $148 million ($116 million after tax, or $0.11 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable equity securities.

Special Items
Tax act

•
In the first quarter of 2019, we recorded a $30 million tax benefit ($0.03 per diluted share) related to a reduction to our transition tax liability, resulting from final transition tax regulations issued in January 2019.

Litigation provisions

•
In the second quarter of 2018, we recorded provisions for litigation of $225 million ($175 million after tax, or $0.17 per diluted share) related to the U.S. merchant class litigation, the filed and anticipated opt-out U.S. merchant cases and litigation settlements with U.K. merchants.

•
In the first quarter of 2018, we recorded provisions for litigation of $117 million ($89 million after tax, or $0.08 per diluted share) related to litigation settlements with Pan-European and U.K. merchants and an increase in the reserve for our U.S. merchant opt-out cases.

See Note 6 (Fair Value and Investment Securities), Note 14 (Income Taxes) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for further discussion. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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

Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of foreign currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended June 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,716	58.3%	$122	18.7%	$2,048	$2.00
(Gains) losses on equity investments	**	**	(143)	(0.2)%	(111)	(0.11)
Non-GAAP	$1,716	58.3%	$(21)	18.5%	$1,937	$1.89

	Six Months Ended June 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,392	57.6%	$112	17.2%	$3,910	$3.80
(Gains) losses on equity investments	**	**	(148)	(0.1)%	(116)	(0.11)
Tax act	**	**	**	0.6%	(30)	(0.03)
Non-GAAP	$3,392	57.6%	$(36)	17.7%	$3,765	$3.66

	Three Months Ended June 30, 2018
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,729	52.8%	$(14)	18.3%	$1,569	$1.50
Litigation provisions	(225)	6.2%	**	0.5%	175	0.17
Non-GAAP	$1,504	59.0%	$(14)	18.8%	$1,744	$1.66

	Six Months Ended June 30, 2018
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,484	51.9%	$(36)	17.8%	$3,061	$2.91
Litigation provisions	(342)	4.7%	**	0.4%	264	0.25
Non-GAAP	$3,142	56.6%	$(36)	18.2%	$3,325	$3.16
Note: Tables may not sum due to rounding.
** Not applicable

The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2019 as compared to the Three Months Ended June 30, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	12%	(1)%	5.4 ppt	0.4 ppt	31%	33%
(Gains) losses on equity investments [1]	**	**	**	(0.2) ppt	(7)%	(7)%
Litigation provisions	**	15%	(6.2) ppt	(0.4) ppt	(12)%	(12)%
Non-GAAP	12%	14%	(0.7) ppt	(0.3) ppt	11%	14%
Foreign currency [2]	3%	2%	0.3 ppt	0.2 ppt	4%	4%
Non-GAAP - currency-neutral	15%	17%	(0.4) ppt	(0.1) ppt	15%	17%

	Six Months Ended June 30, 2019 as compared to the Six Months Ended June 30, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	10%	(3)%	5.7 ppt	(0.6) ppt	28%	31%
(Gains) losses on equity investments [1]	**	**	**	(0.2) ppt	(4)%	(4)%
Tax act	**	**	**	0.6 ppt	(1)%	(1)%
Litigation provisions	**	11%	(4.7) ppt	(0.4) ppt	(10)%	(10)%
Non-GAAP	10%	8%	1.0 ppt	(0.6) ppt	13%	16%
Foreign currency [2]	4%	3%	0.4 ppt	0.2 ppt	4%	5%
Non-GAAP - currency-neutral	14%	11%	1.4 ppt	(0.3) ppt	18%	20%
Note: Tables may not sum due to rounding.
** Not applicable
1 For the three and six months ended June 30, 2019, we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was de minimis in relation to our non-GAAP results.
2 Represents the foreign currency translational and transactional impact.

Impact of Foreign Currency Rates
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2019, GDV on a U.S. dollar-converted basis increased 8% and 7%, respectively, while GDV on a local currency basis increased 13% and 12%, respectively, versus the comparable periods in 2018. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency.
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses on the consolidated statement of operations. We manage foreign currency balance sheet remeasurement and cash flow risk through our foreign exchange risk management activities, which are discussed further in Note 17 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives immediately in current period earnings, with the related hedged item being recognized as the exposures materialize.
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

Financial Results
Revenue
In the three and six months ended June 30, 2019, gross revenue increased 13% and 12%, or 17% and 16% on a currency-neutral basis, respectively, versus the comparable periods in 2018. Gross revenue growth in the three and six months ended June 30, 2019 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands and other payment-related products and services.
Rebates and incentives, in the three and six months ended June 30, 2019, increased 16% and 17%, or 20% and 21% on a currency-neutral basis, respectively, versus the comparable periods in 2018, primarily due to new and renewed deals and increased volumes.
Our net revenue for the three and six months ended June 30, 2019, increased 12% and 10%, or 15% and 14% on a currency-neutral basis, respectively, versus the comparable periods in 2018.
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
Domestic assessments	$1,680	$1,537	9%	$3,285	$2,995	10%
Cross-border volume fees	1,374	1,198	15%	2,637	2,355	12%
Transaction processing	2,053	1,830	12%	3,975	3,537	12%
Other revenues	962	785	23%	1,804	1,533	18%
Gross revenue	6,069	5,350	13%	11,701	10,420	12%
Rebates and incentives (contra-revenue)	(1,956)	(1,685)	16%	(3,699)	(3,175)	17%
Net revenue	$4,113	$3,665	12%	$8,002	$7,245	10%
The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2019, versus the comparable periods in 2018:

	Three Months Ended June 30, 2019
	Volume	Acquisitions	Foreign Currency [1]	Other [2]		Total
Domestic assessments	13%	—%	(4)%	—%	[3]	9%
Cross-border volume fees	15%	—%	(5)%	4%		15%
Transaction processing	13%	—%	(3)%	2%		12%
Other revenues	**	2%	(2)%	23%	[4]	23%
Rebates and incentives (contra-revenue)	10%	—%	(3)%	10%	[5]	16%
Net revenue	12%	—%	(3)%	3%		12%

	Six Months Ended June 30, 2019
	Volume	Acquisitions	Foreign Currency [1]	Other [2]		Total
Domestic assessments	12%	—%	(5)%	2%	[3]	10%
Cross-border volume fees	14%	—%	(5)%	3%		12%
Transaction processing	14%	—%	(3)%	2%		12%
Other revenues	**	1%	(2)%	19%	[4]	18%
Rebates and incentives (contra-revenue)	10%	—%	(4)%	10%	[5]	17%
Net revenue	12%	—%	(4)%	2%		10%
Note: Table may not sum due to rounding.
** Not applicable.
1 Represents the foreign currency translational and transactional impact versus the comparable periods in 2018.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	8%	13%	15%	14%	7%	12%	17%	14%
Asia Pacific/Middle East/Africa	5%	11%	17%	14%	5%	10%	18%	14%
Canada	4%	8%	14%	9%	2%	7%	14%	9%
Europe	10%	19%	22%	20%	8%	18%	26%	19%
Latin America	10%	16%	9%	17%	6%	15%	13%	17%
United States	10%	10%	9%	9%	9%	9%	10%	10%
Cross-border volume [1]	10%	16%	24%	19%	8%	15%	27%	20%
Switched Transactions		18%		17%		17%		16%
1 Excludes volume generated by Maestro and Cirrus cards.
Operating Expenses
Operating expenses decreased 1% and 3% for the three and six months ended June 30, 2019, respectively, versus the comparable periods in 2018. Adjusted operating expenses increased 14% and 8%, or 17% and 11% on a currency-neutral basis, respectively, versus the comparable periods in 2018.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
General and administrative	$1,369	$1,184	16%	$2,736	$2,505	9%
Advertising and marketing	225	205	9%	417	402	4%
Depreciation and amortization	122	115	5%	239	235	2%
Provision for litigation	—	225	**	—	342	**
Total operating expenses	1,716	1,729	(1)%	3,392	3,484	(3)%
Special Items[1]	—	(225)	**	—	(342)	**
Adjusted total operating expenses (excluding Special Items1)	$1,716	$1,504	14%	$3,392	$3,142	8%
Note: Table may not sum due to rounding
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

The following table summarizes the primary drivers of changes in operating expenses for the three and six months ended June 30, 2019 versus the comparable periods in 2018:

	Three Months Ended June 30, 2019
	Operational	Special Items [1]	Acquisitions	Foreign Currency [2]	Total
General and administrative	16%	—%	2%	(2)%	16%
Advertising and marketing	13%	—%	—%	(4)%	9%
Depreciation and amortization	2%	—%	5%	(2)%	5%
Provision for litigation	**	**	**	**	**
Total operating expenses	15%	(15)%	2%	(2)%	(1)%

	Six Months Ended June 30, 2019
	Operational	Special Items [1]	Acquisitions	Foreign Currency [2]	Total
General and administrative	11%	—%	1%	(2)%	9%
Advertising and marketing	8%	—%	—%	(4)%	4%
Depreciation and amortization	1%	—%	3%	(2)%	2%
Provision for litigation	**	**	**	**	**
Total operating expenses	10%	(11)%	1%	(3)%	(3)%
Note: Tables may not sum due to rounding.
** Not meaningful.
1  See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2 Represents the foreign currency translational and transactional impact versus the prior period.
General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
Personnel	$853	$797	7%	$1,664	$1,549	7%
Professional fees	102	84	21%	188	165	14%
Data processing and telecommunications	162	142	14%	317	283	12%
Foreign exchange activity[1]	13	(59)	**	14	(31)	**
Other	239	220	11%	553	539	3%
General and administrative expenses	$1,369	$1,184	16%	$2,736	$2,505	9%
Note: Table may not sum due to rounding.
** Not meaningful.
1 Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion.
The primary drivers of general and administrative expenses for three and six months ended June 30, 2019 versus the comparable periods in 2018 were as follows:

•
Personnel expenses increased 7% for both periods, or 9% and 10% on a currency-neutral basis, respectively. The increase was due to a higher number of employees to support our continued investment in the areas of digital infrastructure, safety and security platforms and data analytics as well as geographic expansion. Acquisitions contributed 1 percentage point to personnel expense growth for both periods.

•
Data processing and telecommunication expenses increased 14% and 12%, or 16% and 14% on a currency-neutral basis, respectively, primarily due to higher software licensing costs as well as software and hardware maintenance. Acquisitions contributed 1 percentage point to expense growth for the three months ended June 30, 2019.

•
Foreign exchange activity contributed 6 and 2 percentage points to growth , respectively. For the three and six months ended June 30, 2019, we recorded losses from our foreign exchange derivative contracts compared to net gains from our foreign exchange derivative contracts and balance sheet remeasurement in the prior year comparable periods.

•
Other expenses increased 11% and 3%, or 14% and 6% on a currency-neutral basis, respectively, primarily due to costs to support our strategic development efforts. Other expenses include charitable contribution costs, travel and meeting expenses, costs to provide value added service offerings, rental expense for our facilities and other costs associated with our business.

Advertising and Marketing
Advertising and marketing expenses for the three and six months ended June 30, 2019, increased 9% and 4%, or 13% and 8% on a currency-neutral basis, respectively, versus the comparable periods in 2018, primarily due to timing of spending on certain marketing initiatives.
Depreciation and Amortization
Depreciation and amortization expenses for the three and six months ended June 30, 2019, increased 5% and 2%, or 7% and 4% on a currency-neutral basis, respectively, versus the comparable periods in 2018, primarily due to the impact of acquisitions.
Provision for Litigation
In the three and six months ended June 30, 2019, there were no litigation provisions recorded versus $225 million and $342 million, respectively, in provisions for various litigation settlements recorded in the comparable periods in 2018.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income, gains (losses) on equity investments, interest expense and our share of income (losses) from equity method investments. Total other income (expense) increased $136 million and $148 million for the three and six months ended June 30, 2019, respectively, versus the comparable periods in 2018, primarily due to net unrealized gains recorded on marketable equity securities.
Income Taxes
The effective income tax rates were 18.7% and 17.2% for the three and six months ended June 30, 2019, respectively, versus 18.3% and 17.8% for the comparable periods in 2018. The higher effective tax rate for the three months, versus the comparable period in 2018, was primarily the result of discrete tax items, notably a reduction in our 2018 liability for uncertain tax positions due to a favorable court decision. The lower effective tax rate for the six months, versus the comparable period in 2018, was primarily due to a more favorable geographic mix of earnings and a discrete tax benefit arising from a reduction to our transition tax liability resulting from final U.S. Department of Treasury and Internal Revenue Service regulations issued on January 15, 2019. These benefits were partially offset by the reduction in the 2018 liability previously mentioned.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in billions)
Cash, cash equivalents and investments [1]	$6.5	$8.4
Unused line of credit	4.5	4.5
1 Investments include available-for-sale securities and short-term held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.8 billion and $1.7 billion at June 30, 2019 and December 31, 2018, respectively.

Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many of the transactions between our customers. See Note 16 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,848	$2,524
Net cash used in investing activities	(554)	(6)
Net cash used in financing activities	(3,160)	(2,416)
Net cash provided by operating activities increased $324 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher net income adjusted for non-cash items and the timing of settlement activity, partially offset by the decrease in accrued litigation provisions driven by the payment of the European Commission fine in the current period.
Net cash used in investing activities increased $548 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to acquisitions and purchases of equity investments, partially offset by higher net proceeds from our investments in available-for-sale and held-to-maturity securities.
Net cash used in financing activities increased $744 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher repurchases of our Class A common stock, the settlement of the contingent consideration attributable to our 2017 acquisitions and dividends paid, partially offset by higher net debt proceeds in the current period.
The table below shows a summary of select balance sheet data at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in millions)
Balance Sheet Data:
Current assets	$14,165	$16,171
Current liabilities	9,497	11,593
Long-term liabilities	10,125	7,778
Equity	5,035	5,418
We believe that our existing cash, cash equivalents and investment securities balances, cash flow generating capabilities, borrowing capacity and access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.

Debt and Credit Availability
In May 2019, we issued $1.0 billion principal amount of notes due June 2029 and $1.0 billion principal amount of notes due June 2049. Additionally, during the second quarter of 2019, $500 million of principal related to the 2014 USD Notes matured and was paid. Our total debt outstanding (including the current portion) was $7.8 billion and $6.3 billion at June 30, 2019 and December 31, 2018, respectively.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $4.5 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we entered into a committed unsecured $4.5 billion revolving credit facility (the “Credit Facility”) which expires in November 2023.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2019 and December 31, 2018.
See Note 10 (Debt) to the consolidated financial statements included in Part I, Item I for further discussion of long-term debt.
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
Aggregate payments for quarterly dividends totaled $677 million for the six months ended June 30, 2019.
On December 4, 2018, our Board of Directors declared a quarterly cash dividend of $0.33 per share paid on February 8, 2019 to holders of record on January 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $340 million.
On February 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on May 9, 2019 to holders of record on April 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $337 million.
On June 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on August 9, 2019 to holders of record on July 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $335 million.
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
The following table summarizes our share repurchase authorizations of our Class A common stock through June 30, 2019, under the plans approved in 2018 and 2017:

(in millions, except average price data)
Remaining authorization at December 31, 2018	$6,801
Dollar value of shares repurchased during the six months ended June 30, 2019	$3,741
Remaining authorization at June 30, 2019	$3,060
Shares repurchased during the six months ended June 30, 2019	16.4
Average price paid per share during the six months ended June 30, 2019	$228.13
See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion.

Off-Balance Sheet Arrangements
There was no off-balance sheet debt, other than lease arrangements and other commitments presented in the future obligations table in Part II, Item 7 - Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, lease arrangements that have commenced are recognized on the consolidated balance sheet and leases entered into but not yet commenced are disclosed in Note 8 (Property, Equipment and Right-of-Use Assets). For a more detailed discussion on lease arrangements, refer to Note 1 (Summary of Significant Accounting Policies) and Note 8 (Property, Equipment and Right-of-Use Assets) to the consolidated financial statements included in Part I, Item 1.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates and foreign currency exchange rates. Our exposure to market risk from changes in interest rates and foreign exchange rates is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $129 million on our foreign currency derivative contracts outstanding at June 30, 2019 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the second quarter of 2019, we repurchased a total of approximately 7.7 million shares for $1.9 billion at an average price of $249.82 per share of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. Our repurchase activity during the second quarter of 2019 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	2,276,713	$239.03	2,276,713	$4,432,723,177
May 1 - 31	2,718,974	$249.94	2,718,974	$3,753,140,111
June 1 - 30	2,678,354	$258.87	2,678,354	$3,059,782,259
Total	7,674,041	$249.82	7,674,041
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
ITEM 5. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
ITEM 6. EXHIBITS
Refer to the Exhibit Index included herein.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Officer’s Certificate of the Company, dated as of May 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (Filed No. 001-32877)).

4.2
Form of Global Note representing the Company’s 2.950% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (Filed No. 001-32877)).

4.3
Form of Global Note representing the Company’s 3.650% Notes due 2049 (included in Officer’s Certificate of the Company, dated as of May 31, 2019)(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (Filed No. 001-32877)).

10.1*	Schedule of Non-Employee Directors’ Annual Compensation effective as of June 25, 2019.

10.2*
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 25, 2019).

10.3*
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 25, 2019).

10.4*
First Amendment to $4,500,000,000 Amended and Restated Credit Agreement, dated as of November 15, 2018, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
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

MASTERCARD INCORPORATED
(Registrant)

Date:	July 30, 2019	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2019	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2019	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)