Form 10-Q
period 2019-09-30
Mastercard Inc
filed 2019-10-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 24, 2019, there were 997,449,179 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 11,414,514 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,101	$6,682
Restricted cash for litigation settlement	666	553
Investments	751	1,696
Accounts receivable	2,500	2,276
Settlement due from customers	2,723	2,452
Restricted security deposits held for customers	1,173	1,080
Prepaid expenses and other current assets	1,933	1,432
Total Current Assets	14,847	16,171
Property, equipment and right-of-use assets, net of accumulated depreciation of $1,020 and $847, respectively	1,492	921
Deferred income taxes	518	570
Goodwill	3,724	2,904
Other intangible assets, net of accumulated amortization of $1,253 and $1,175, respectively	1,310	991
Other assets	4,090	3,303
Total Assets	$25,981	$24,860
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$505	$537
Settlement due to customers	2,158	2,189
Restricted security deposits held for customers	1,173	1,080
Accrued litigation	938	1,591
Accrued expenses	4,985	4,747
Current portion of long-term debt	—	500
Other current liabilities	955	949
Total Current Liabilities	10,714	11,593
Long-term debt	7,735	5,834
Deferred income taxes	97	67
Other liabilities	2,386	1,877
Total Liabilities	20,932	19,371

Commitments and Contingencies

Redeemable Non-controlling Interests	74	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,390 and 1,387 shares issued and 999 and 1,019 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 11 and 12 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,725	4,580
Class A treasury stock, at cost, 391 and 368 shares, respectively	(31,207)	(25,750)
Retained earnings	32,289	27,283
Accumulated other comprehensive income (loss)	(858)	(718)
Total Stockholders’ Equity	4,949	5,395
Non-controlling interests	26	23
Total Equity	4,975	5,418
Total Liabilities, Redeemable Non-controlling Interests and Equity	$25,981	$24,860
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net Revenue	$4,467	$3,898	$12,469	$11,143
Operating Expenses
General and administrative	1,448	1,268	4,184	3,774
Advertising and marketing	227	203	644	604
Depreciation and amortization	137	111	376	346
Provision for litigation	—	29	—	371
Total operating expenses	1,812	1,611	5,204	5,095
Operating income	2,655	2,287	7,265	6,048
Other Income (Expense)
Investment income	26	31	77	79
Gains (losses) on equity investments, net	(100)	—	48	—
Interest expense	(63)	(48)	(160)	(139)
Other income (expense), net	16	(6)	26	1
Total other income (expense)	(121)	(23)	(9)	(59)
Income before income taxes	2,534	2,264	7,256	5,989
Income tax expense	426	365	1,238	1,029
Net Income	$2,108	$1,899	$6,018	$4,960

Basic Earnings per Share	$2.08	$1.83	$5.90	$4.75
Basic weighted-average shares outstanding	1,013	1,037	1,020	1,044
Diluted Earnings per Share	$2.07	$1.82	$5.87	$4.73
Diluted weighted-average shares outstanding	1,019	1,043	1,025	1,050

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net Income	$2,108	$1,899	$6,018	$4,960
Other comprehensive income (loss):
Foreign currency translation adjustments	(193)	(42)	(216)	(233)
Income tax effect	9	4	12	9
Foreign currency translation adjustments, net of income tax effect	(184)	(38)	(204)	(224)

Translation adjustments on net investment hedge	72	2	80	70
Income tax effect	(16)	(1)	(18)	(16)
Translation adjustments on net investment hedge, net of income tax effect	56	1	62	54

Defined benefit pension and other postretirement plans	—	—	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	—	(1)	4	(2)
Income tax effect	—	—	(1)	—
Investment securities available-for-sale, net of income tax effect	—	(1)	3	(2)

Other comprehensive income (loss), net of tax	(128)	(38)	(140)	(173)
Comprehensive Income	$1,980	$1,861	$5,878	$4,787

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$23	$5,418
Net income	—	—	—	—	1,862	—	—	1,862
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	45	—	45
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(339)	—	—	(339)
Purchases of treasury stock	—	—	—	(1,790)	—	—	—	(1,790)
Share-based payments	—	—	(11)	6	—	—	—	(5)
Balance at March 31, 2019	—	—	4,569	(27,534)	28,806	(673)	22	5,190
Net income	—	—	—	—	2,048	—	—	2,048
Activity related to non-controlling interests	—	—	—	—	—	—	5	5
Other comprehensive income, net of tax	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(337)	—	—	(337)
Purchases of treasury stock	—	—	—	(1,920)	—	—	—	(1,920)
Share-based payments	—	—	106	—	—	—	—	106
Balance at June 30, 2019	—	—	4,675	(29,454)	30,517	(730)	27	5,035
Net income	—	—	—	—	2,108	—	—	2,108
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	(128)	—	(128)
Cash dividends declared on Class A and Class B common stock, $0.33 per share	—	—	—	—	(336)	—	—	(336)
Purchases of treasury stock	—	—	—	(1,755)	—	—	—	(1,755)
Share-based payments	—	—	50	2	—	—	—	52
Balance at September 30, 2019	$—	$—	$4,725	$(31,207)	$32,289	$(858)	$26	$4,975

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - (Continued)
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	—	(183)
Net income	—	—	—	—	1,492	—	—	1,492
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	124	—	124
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(262)	—	—	(262)
Purchases of treasury stock	—	—	—	(1,383)	—	—	—	(1,383)
Share-based payments	—	—	2	4	—	—	—	6
Balance at March 31, 2018	—	—	4,367	(22,143)	23,777	(373)	28	5,656
Net income	—	—	—	—	1,569	—	—	1,569
Activity related to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	—	(259)	—	(259)
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(260)	—	—	(260)
Purchases of treasury stock	—	—	—	(1,507)	—	—	—	(1,507)
Share-based payments	—	—	86	—	—	—	—	86
Balance at June 30, 2018	—	—	4,453	(23,650)	25,086	(632)	22	5,279
Net income	—	—	—	—	1,899	—	—	1,899
Activity related to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on Class A and Class B common stock, $0.25 per share	—	—	—	—	(259)	—	—	(259)
Purchases of treasury stock	—	—	—	(1,158)	—	—	—	(1,158)
Share-based payments	—	—	73	1	—	—	—	74
Balance at September 30, 2018	$—	$—	$4,526	$(24,807)	$26,726	$(670)	$21	$5,796

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities
Net income	$6,018	$4,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	878	885
Depreciation and amortization	376	346
(Gains) losses on equity investments, net	(48)	—
Share-based compensation	207	153
Deferred income taxes	14	(209)
Other	21	11
Changes in operating assets and liabilities:
Accounts receivable	(278)	(317)
Settlement due from customers	(171)	39
Prepaid expenses	(1,440)	(1,174)
Accrued litigation and legal settlements	(637)	202
Restricted security deposits held for customers	93	(51)
Accounts payable	(36)	(44)
Settlement due to customers	(77)	(186)
Accrued expenses	266	461
Net change in other assets and liabilities	17	(185)
Net cash provided by operating activities	5,203	4,891
Investing Activities
Purchases of investment securities available-for-sale	(549)	(953)
Purchases of investments held-to-maturity	(167)	(400)
Proceeds from sales of investment securities available-for-sale	1,003	491
Proceeds from maturities of investment securities available-for-sale	305	291
Proceeds from maturities of investments held-to-maturity	334	762
Purchases of property and equipment	(306)	(255)
Capitalized software	(237)	(126)
Purchases of equity investments	(391)	(32)
Acquisition of businesses, net of cash acquired	(1,170)	—
Other investing activities	(2)	(15)
Net cash used in investing activities	(1,180)	(237)
Financing Activities
Purchases of treasury stock	(5,503)	(4,045)
Dividends paid	(1,012)	(785)
Proceeds from debt	1,980	991
Payment of debt	(500)	—
Contingent consideration paid	(199)	—
Tax withholdings related to share-based payments	(161)	(79)
Cash proceeds from exercise of stock options	107	92
Other financing activities	3	(7)
Net cash used in financing activities	(5,285)	(3,833)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(103)	65
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,365)	886
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,337	7,592
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$6,972	$8,478
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At September 30, 2019 and December 31, 2018, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2019 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of December 31, 2018. The consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2019 and 2018, activity from non-controlling interests was not material to the respective period results.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 2. Acquisitions
During the nine months ended September 30, 2019, the Company acquired several businesses in separate transactions for total consideration of $1.2 billion, primarily in cash. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and is not expected to be deductible for local tax purposes.
The Company is evaluating and finalizing the purchase accounting. The preliminary estimated fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below:

(in millions)
Assets:
Cash and cash equivalents	$48
Other current assets	148
Other intangible assets	303
Goodwill	881
Other assets	32
Total assets	1,412

Liabilities:
Other current liabilities	106
Deferred income taxes	52
Other liabilities	29
Total liabilities	187

Net assets acquired	$1,225

The following table summarizes the identified intangible assets acquired:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$160	7.6
Customer relationships	134	12.7
Other	9	2.0
Other intangible assets	$303	9.7

Pro forma information related to the acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S, for €2.85 billion (approximately $3.12 billion as of September 30, 2019) after adjusting for cash and certain other liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. While the Company anticipates completing the acquisition in the first half of 2020, the transaction is subject to regulatory approval and other customary closing conditions. Separately, in October 2019, the Company entered into commitments to acquire additional businesses for total consideration of approximately $290 million in cash, all of which are expected to close during the fourth quarter of 2019. The Company will begin consolidating these acquisitions as of the date acquired.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenue by source:
Domestic assessments	$1,722	$1,564	$5,007	$4,559
Cross-border volume fees	1,517	1,338	4,154	3,693
Transaction processing	2,231	1,912	6,206	5,449
Other revenues	1,087	819	2,891	2,352
Gross revenue	6,557	5,633	18,258	16,053
Rebates and incentives (contra-revenue)	(2,090)	(1,735)	(5,789)	(4,910)
Net revenue	$4,467	$3,898	$12,469	$11,143

Net revenue by geographic region:
North American Markets	$1,545	$1,360	$4,333	$3,941
International Markets	2,877	2,505	8,013	7,095
Other [1]	45	33	123	107
Net revenue	$4,467	$3,898	$12,469	$11,143
1 Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.3 billion and $2.1 billion as of September 30, 2019 and December 31, 2018, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are billed quarterly or more frequently dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at September 30, 2019 in the amounts of $51 million and $109 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2018 were $40 million and $92 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at September 30, 2019 in the amounts of $281 million and $108 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2018 were $218 million and $101 million, respectively. Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2019 and 2018 was $246 million and $613 million and $202 million and $570 million, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Numerator
Net income	$2,108	$1,899	$6,018	$4,960
Denominator
Basic weighted-average shares outstanding	1,013	1,037	1,020	1,044
Dilutive stock options and stock units	6	6	5	6
Diluted weighted-average shares outstanding [1]	1,019	1,043	1,025	1,050
Earnings per Share
Basic	$2.08	$1.83	$5.90	$4.75
Diluted	$2.07	$1.82	$5.87	$4.73

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

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$6,682	$5,933
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	553	546
Restricted security deposits held for customers	1,080	1,085
Prepaid expenses and other current assets	22	28
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,337	$7,592

	September 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$5,101	$6,871
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	666	550
Restricted security deposits held for customers	1,173	1,034
Prepaid expenses and other current assets	32	23
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$6,972	$8,478

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the nine months ended September 30, 2019.
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$8	$—	$8	$—	$15	$—	$15
Government and agency securities	96	52	—	148	65	92	—	157
Corporate securities	—	411	—	411	—	1,043	—	1,043
Asset-backed securities	—	92	—	92	—	217	—	217
Derivative instruments [2]:
Foreign currency derivative assets	—	30	—	30	—	35	—	35
Marketable equity investments [3]:
Equity securities	369	—	—	369	—	—	—	—
Deferred compensation plan [4]:
Deferred compensation assets	65	—	—	65	54	—	—	54

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(21)	$—	$(21)	$—	$(6)	$—	$(6)
Deferred compensation plan [5]:
Deferred compensation liabilities	(66)	—	—	(66)	(54)	—	—	(54)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Marketable Equity Investments
During the nine months ended September 30, 2019, the Company invested $348 million in certain marketable equity securities. Marketable equity securities have readily determinable fair values with changes in fair value recorded in gain (losses) on equity investments, net on the consolidated statement of operations. At September 30, 2019, the fair value of these securities were $369 million and are included in other assets on the consolidated balance sheet.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2019 and December 31, 2018, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires assumptions and estimation of factors that are not observable in the market. See Note 16 (Settlement and Other Risk Management) for additional information regarding the Company’s settlement and other guarantee liabilities.
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At September 30, 2019 and December 31, 2018, the Company held $92 million and $264 million, respectively, of held-to-maturity securities due within one year. The cost of these securities approximates fair value.
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
At September 30, 2019, the total carrying value of nonmarketable equity investments was $388 million, including $272 million of measurement alternative investments and $116 million of equity method investments. At December 31, 2018, the total carrying value of nonmarketable equity investments was $337 million, including $232 million measurement alternative investments and $105 million of equity method investments. Nonmarketable equity investments are included in other assets on the consolidated balance sheet.
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At September 30, 2019, the carrying value and fair value of total long-term debt outstanding was $7.7 billion and $8.5 billion, respectively. At December 31, 2018, the carrying value and fair value of total long-term debt outstanding (including the current portion) was $6.3 billion and $6.5 billion, respectively.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Gains (Losses) on Equity Investments
Gains (losses) on equity investments consists of realized and unrealized gains or losses on marketable equity investments and fair value adjustments, including impairments, of nonmarketable equity investments. During the three and nine months ended September 30, 2019, the Company recorded net losses of $100 million and net gains $48 million, respectively, primarily related to unrealized fair market value adjustments on our marketable equity securities.
Contingent Consideration
The contingent consideration attributable to acquisitions made in 2017 was primarily based on the achievement of 2018 revenue targets and was measured at fair value on a recurring basis. This contingent consideration liability of $219 million was included in other current liabilities on the consolidated balance sheet at December 31, 2018. This liability was classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices and unobservable inputs used to measure fair value that require management’s judgment. During the nine months ended September 30, 2019, the Company paid $219 million to settle the contingent consideration.
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$8	$—	$—	$8	$15	$—	$—	$15
Government and agency securities	148	—	—	148	157	—	—	157
Corporate securities	410	1	—	411	1,044	1	(2)	1,043
Asset-backed securities	91	1	—	92	217	—	—	217
Total	$657	$2	$—	$659	$1,433	$1	$(2)	$1,432

The Company’s available-for-sale investment securities held at September 30, 2019 and December 31, 2018 primarily carried a credit rating of A- or better. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2019 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$222	$222
Due after 1 year through 5 years	435	437
Total	$657	$659

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and debt securities. Gross realized gains and losses are recorded within investment income on the consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2019 and 2018 were not significant.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$885	$778
Prepaid income taxes	192	51
Other	856	603
Total prepaid expenses and other current assets	$1,933	$1,432

Other assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$2,650	$2,458
Equity investments	757	337
Income taxes receivable	430	298
Other	253	210
Total other assets	$4,090	$3,303

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Equity investments represent the Company’s marketable equity securities and nonmarketable equity investments. See Note 6 (Fair Value and Investment Securities) for further details on the Company’s investments in certain marketable equity securities made during the nine months ended September 30, 2019.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Building, building equipment and land	$492	$481
Equipment	1,155	987
Furniture and fixtures	87	85
Leasehold improvements	265	215
Operating lease right-of-use assets	513	—
Property, equipment and right-of-use assets	2,512	1,768
Less accumulated depreciation and amortization	(1,020)	(847)
Property, equipment and right-of-use assets, net	$1,492	$921

The increase in property, equipment and right-of-use assets at September 30, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 1 (Summary of Significant Accounting Policies) for additional information on the impact of the adoption of this standard.
The Company determines if a contract is, or contains, a lease at contract inception. The Company’s right-of-use (“ROU”) assets are primarily related to operating leases for office space, automobiles and other equipment. Leases are included in property, equipment and right-of-use assets, other current liabilities and other liabilities on the consolidated balance sheet.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are excluded from ROU assets and liabilities.
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
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

September 30, 2019
(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$444
Other current liabilities	98
Other liabilities	386

Operating lease amortization expense for the three and nine months ended September 30, 2019 was $26 million and $69 million, respectively, and recorded within general and administrative expenses on the consolidated statement of operations. As of September 30, 2019, weighted-average remaining lease term of operating leases was 6.3 years and weighted-average discount rate for operating leases was 3.2%.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the maturity of the Company’s operating lease liabilities at September 30, 2019 based on lease term:

Operating Leases
(in millions)
Remainder of 2019	$26
2020	99
2021	82
2022	76
2023	67
Thereafter	174
Total operating lease payments	524
Less: Interest	(40)
Present value of operating lease liabilities	$484

As of September 30, 2019, the Company has entered into additional operating leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $285 million. These operating leases are expected to commence between fiscal years 2019 and 2020, with lease terms between one and sixteen years.
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
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Customer and merchant incentives	$3,480	$3,275
Personnel costs	576	744
Income and other taxes	462	158
Other	467	570
Total accrued expenses	$4,985	$4,747

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of September 30, 2019 and December 31, 2018, the Company’s provision for litigation was $938 million and $1,591 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 10. Debt
Long-term debt consisted of the following at September 30, 2019 and December 31, 2018:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	September 30, 2019	December 31, 2018
				(in millions, except percentages)
2019 USD Notes	May 2019	Semi-annually	2029	$1,000	2.950%	3.030%	$1,000	$—
			2049	1,000	3.650%	3.689%	1,000	—
				$2,000

2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	500	500
			2048	500	3.950%	3.990%	500	500
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	765	801
			2027	800	2.100%	2.189%	875	916
			2030	150	2.500%	2.562%	164	172
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	—	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							7,804	6,389
Less: Unamortized discount and debt issuance costs							(69)	(55)
Total debt outstanding							7,735	6,334
Less: Current portion[1]							—	(500)
Long-term debt							$7,735	$5,834
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
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2019, as well as historical purchases:

Board authorization dates	December 2018	December 2017	December 2016

Date program became effective	January 2019	March 2018	April 2017	Total
	(in millions, except average price data)
Board authorization	$6,500	$4,000	$4,000	$14,500
Dollar value of shares repurchased during the nine months ended September 30, 2018	$—	$2,811	$1,234	$4,045
Remaining authorization at December 31, 2018	$6,500	$301	$—	$6,801
Dollar value of shares repurchased during the nine months ended September 30, 2019	$5,202	$301	$—	$5,503
Remaining authorization at September 30, 2019	$1,298	$—	$—	$1,298

Shares repurchased during the nine months ended September 30, 2018	—	14.6	7.2	21.8
Average price paid per share during the nine months ended September 30, 2018	$—	$192.82	$171.11	$185.64
Shares repurchased during the nine months ended September 30, 2019	21.2	1.6	—	22.8
Average price paid per share during the nine months ended September 30, 2019	$245.25	$188.38	$—	$241.27
Cumulative shares repurchased through September 30, 2019	21.2	20.6	28.2	70.0
Cumulative average price paid per share	$245.25	$194.27	$141.99	$188.68

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the nine months ended September 30, 2019:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2018	1,018.6	11.8
Purchases of treasury stock	(22.8)	—
Share-based payments	2.8	—
Conversion of Class B to Class A common stock	0.3	(0.3)
Balance at September 30, 2019	998.9	11.5

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2018	$(661)	$(66)	$10	$(1)	$(718)
Other comprehensive income (loss) for the period [2]	(204)	62	(1)	3	(140)
Balance at September 30, 2019	$(865)	$(4)	$9	$2	$(858)

Balance at December 31, 2017	$(382)	$(141)	$25	$1	$(497)
Other comprehensive income (loss) for the period [2]	(224)	54	(1)	(2)	(173)
Balance at September 30, 2018	$(606)	$(87)	$24	$(1)	$(670)

1 During the nine months ended September 30, 2019 and 2018, the increases in other comprehensive loss related to foreign currency translation adjustments were driven primarily by the strengthening of the U.S. dollar against the Brazilian real, British pound and euro.
2 During the nine months ended September 30, 2019 and 2018, gains and losses reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations were not significant.
Note 13. Share-Based Payments
During the nine months ended September 30, 2019, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2019	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.9	$53
Restricted stock units	0.9	$225
Performance stock units	0.1	$231

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
Vesting of the shares underlying the restricted stock units (“RSUs”) and performance stock units (“PSUs”) will generally occur three years after the date of grant. For all PSUs granted on or after March 1, 2019, shares issuable upon vesting are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents. The fair value of RSUs is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant-date fair value of PSUs granted.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14. Income Taxes
The effective income tax rates were 16.9% and 17.1% for the three and nine months ended September 30, 2019, respectively, versus 16.1% and 17.2% for the comparable periods in 2018. The higher effective tax rate for the three months, versus the comparable period in 2018, was primarily due to discrete deferred tax benefits recorded in 2018, primarily related to provisions for legal matters in the United States, partially offset by a tax benefit related to a favorable court ruling in the current period. The lower effective tax rate for the nine months, versus the comparable period in 2018, was primarily due to a tax benefit related to a favorable court ruling in 2019 and a more favorable geographic mix of earnings. These benefits were partially offset by the discrete deferred tax benefits recorded in 2018 previously mentioned.
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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. Mastercard increased its reserve by $237 million during 2018 to reflect both its expected financial obligation under the Damages Class settlement agreement and the filed and anticipated opt-out merchant cases. In January 2019, the district court issued an order granting preliminary approval of the settlement and authorized notice of the settlement to class members. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019. Merchants representing slightly more than 25% of the Damages Class interchange volume chose to opt out of the settlement. The district court has scheduled a final approval hearing in November 2019. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing.
As of September 30, 2019 and December 31, 2018, Mastercard had accrued a liability of $920 million and $915 million, respectively, as a reserve for both the Damages Class litigation and the filed and anticipated opt-out merchant cases. As of September 30, 2019 and December 31, 2018, Mastercard had $666 million and $553 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. During the first quarter of 2019, Mastercard increased its qualified cash settlement fund by $108 million in accordance with the January 2019 preliminary approval of the settlement.
The reserve as of September 30, 2019 for both the Damages Class litigation and the filed opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

opt-out merchants and the Damages class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. The suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Quebec suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits were commenced in British Columbia and Ontario against Mastercard, Visa and a number of large Canadian financial institutions. The British Columbia suit sought compensatory damages in unspecified amounts, and the Ontario suit sought compensatory damages of $5 billion on the basis of alleged conspiracy and various alleged breaches of the Canadian Competition Act. Additional purported class action complaints were commenced in Saskatchewan and Alberta with claims that largely mirror those in the other suits. In June 2017, Mastercard entered into a class settlement agreement to resolve all of the Canadian class action litigation. The settlement, which requires Mastercard to make a cash payment and modify its “no surcharge” rule, has received court approval in each Canadian province. Objectors to the settlement have sought to appeal the approval orders. Certain appellate courts have rejected the objectors’ appeals, while outstanding appeals remain in a few provinces. In 2017, Mastercard recorded a provision for litigation of $15 million related to this matter.
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
Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of September 30, 2019). Mastercard has resolved over £2 billion (approximately $3 billion as of September 30, 2019) of these damages claims through settlement or judgment. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $237 million in 2018. As detailed below, Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims.
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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of September 30, 2019). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard has been granted permission to appeal the appellate court ruling to the U.K. Supreme Court and oral argument on that appeal is scheduled to occur in May 2020.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In September 2019, the plaintiffs filed their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. Mastercard intends to vigorously defend against both the plaintiffs’ liability and damages claims and to oppose class certification. Mastercard expects briefing on class certification to be completed in the second quarter of 2020.
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
Gross settlement exposure is estimated using the average daily payment volume during the three months ended September 30, 2019 multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of a failed customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer failures.
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
The Company’s estimated settlement exposure was as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Gross settlement exposure	$53,884	$49,666
Collateral held for settlement exposure	(4,503)	(4,711)
Net uncollateralized settlement exposure	$49,381	$44,955

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $366 million and $377 million at September 30, 2019 and December 31, 2018, respectively, of which $289 million and $297 million at September 30, 2019 and December 31, 2018, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2019 and December 31, 2018, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	September 30, 2019		December 31, 2018
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$133	$(5)	$34	$(1)
Commitments to sell foreign currency	1,374	12	1,066	26
Options to sell foreign currency	21	2	25	4
Balance sheet location
Prepaid expenses and other current assets [1]		30		35
Other current liabilities [1]		(21)		(6)

1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Foreign currency derivative contracts
General and administrative	$17	$13	$(3)	$48

The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2019 and December 31, 2018, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in U.S. dollar forward rates could result in a fair value loss of approximately $138 million on the Company’s foreign currency derivative contracts outstanding at September 30, 2019. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of September 30, 2019, the Company had a net foreign currency transaction pre-tax loss of $40 million in accumulated other comprehensive income (loss) associated with hedging activity.

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
Financial Results Overview
The following table provides a summary of our key operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018		2019	2018
	($ in millions, except per share data)
Net revenue	$4,467	$3,898	15%	$12,469	$11,143	12%

Operating expenses	$1,812	$1,611	12%	$5,204	$5,095	2%
Operating income	$2,655	$2,287	16%	$7,265	$6,048	20%
Operating margin	59.4%	58.7%	0.8 ppt	58.3%	54.3%	4.0 ppt

Income tax expense	$426	$365	17%	$1,238	$1,029	20%
Effective income tax rate	16.9%	16.1%	0.7 ppt	17.1%	17.2%	(0.1) ppt

Net income	$2,108	$1,899	11%	$6,018	$4,960	21%

Diluted earnings per share	$2.07	$1.82	14%	$5.87	$4.73	24%
Diluted weighted-average shares outstanding	1,019	1,043	(2)%	1,025	1,050	(2)%
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

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	As adjusted	Currency-neutral	2019	2018	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,467	$3,898	15%	16%	$12,469	$11,143	12%	15%

Adjusted operating expenses	$1,812	$1,582	15%	16%	$5,204	$4,724	10%	12%

Adjusted operating margin	59.4%	59.4%	—	0.1 ppt	58.3%	57.6%	0.7 ppt	1.0 ppt

Adjusted effective income tax rate[2]	16.8%	19.1%	(2.3) ppt	(2.2) ppt	17.4%	18.5%	(1.2) ppt	(1.0) ppt

Adjusted net income[2]	$2,191	$1,856	18%	20%	$5,956	$5,181	15%	19%

Adjusted diluted earnings per share[2]	$2.15	$1.78	21%	23%	$5.81	$4.94	18%	21%
Note: Tables may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2 For 2019 we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was de minimis in relation to our non-GAAP results.

Key highlights for the three and nine months ended September 30, 2019 were as follows:

•
Net revenue increased 15% and 12%, or 16% and 15% on a currency-neutral basis, respectively, versus the comparable periods in 2018. Current year results include growth of approximately 1 percentage point from acquisitions for the three months ended September 30, 2019. The primary drivers of our net revenue growth were:

–	Switched transaction growth of 20% and 18%, respectively

–	Cross-border volume growth of 17% and 16% on a local currency basis, respectively

–	Gross dollar volume growth of 14% and 13% on a local currency basis, respectively

–
Other revenues growth of 33% and 23%, or 34% and 24%, on a currency-neutral basis, respectively. This includes 4 and 2 percentage points of growth, respectively, due to acquisitions. The remaining growth was driven by our Data & Services and Cyber & Intelligence solutions.

–	These increases were partially offset by higher rebates and incentives, which increased 20% and 18%, or 22% and 21% on a currency-neutral basis, respectively.

•
Operating expenses increased 12% and 2%, respectively, versus the comparable periods in 2018. Adjusted operating expenses increased 15% and 10%, or 16% and 12%, on a currency-neutral basis, respectively, versus the comparable periods in 2018. Current year results include growth of 3 and 2 percentage points, respectively, from acquisitions. The remaining 13 and 10 percentage points of respective growth was primarily related to our continued investment in strategic initiatives.

•
The effective income tax rates were 16.9% and 17.1%, versus 16.1% and 17.2%, respectively, for the comparable periods in 2018. Adjusted effective income tax rates were 16.8% and 17.4%, versus 19.1% and 18.5%, for the comparable periods in 2018, primarily attributable to a discrete tax benefit related to a favorable court ruling in 2019 and a more favorable geographic mix of earnings in the current period.

Other financial highlights for the nine months ended September 30, 2019 were as follows:

•	We generated net cash flows from operations of $5.2 billion.

•	We completed the acquisitions of businesses for total consideration of $1.2 billion.

•	We repurchased 22.8 million shares of our common stock for $5.5 billion and paid dividends of $1.0 billion.

•	We completed a debt offering in the second quarter of 2019 for an aggregate principal amount of $2.0 billion and separately repaid $500 million of principal that matured related to our 2014 USD Notes.

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
Gains and Losses on Equity Investments

•
For the three and nine months ended September 30, 2019, we recorded net losses of $100 million ($84 million after tax, or $0.08 per diluted share) and net gains of $48 million ($32 million after tax, or $0.03 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable equity securities.

Special Items
Tax act

•
In the first quarter of 2019, we recorded a $30 million tax benefit ($0.03 per diluted share) related to a reduction to our transition tax liability, resulting from final transition tax regulations issued in January 2019.

•	In the third quarter of 2018, we recorded a discrete tax benefit of $15 million ($0.01 per diluted share) related to the remeasurement of a net deferred tax asset due to U.S. tax reform.
Litigation provisions

•
In the third quarter of 2018, we recorded provisions for litigation of $29 million ($22 million after tax, or $0.02 per diluted share) related to litigation settlements with U.K. and Pan-European merchants. Additionally, we recorded a $50 million ($0.05 per diluted share) discrete tax benefit related to provisions for legal matters in the United States resulting in a net gain of $28 million after tax, or $0.03 per diluted share.

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
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended September 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,812	59.4%	$(121)	16.9%	$2,108	$2.07
(Gains) losses on equity investments	**	**	100	—%	84	0.08
Non-GAAP	$1,812	59.4%	$(21)	16.8%	$2,191	$2.15

	Nine Months Ended September 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,204	58.3%	$(9)	17.1%	$6,018	$5.87
(Gains) losses on equity investments	**	**	(48)	(0.1)%	(32)	(0.03)
Tax act	**	**	**	0.4%	(30)	(0.03)
Non-GAAP	$5,204	58.3%	$(57)	17.4%	$5,956	$5.81

	Three Months Ended September 30, 2018
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,611	58.7%	$(23)	16.1%	$1,899	$1.82
Litigation provisions	(29)	0.8%	**	2.3%	(28)	(0.03)
Tax act	**	**	**	0.7%	(15)	(0.01)
Non-GAAP	$1,582	59.4%	$(23)	19.1%	$1,856	$1.78

	Nine Months Ended September 30, 2018
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,095	54.3%	$(59)	17.2%	$4,960	$4.73
Litigation provisions	(371)	3.3%	**	1.1%	236	0.22
Tax act	**	**	**	0.3%	(15)	(0.01)
Non-GAAP	$4,724	57.6%	$(59)	18.5%	$5,181	$4.94
Note: Tables may not sum due to rounding.
** Not applicable

The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	15%	12%	0.8 ppt	0.7 ppt	11%	14%
(Gains) losses on equity investments [1]	**	**	**	—	4%	5%
Litigation provisions	**	2%	(0.8) ppt	(2.3) ppt	2%	2%
Tax act	**	**	**	(0.7) ppt	1%	1%
Non-GAAP	15%	15%	—	(2.3) ppt	18%	21%
Foreign currency [2]	2%	2%	0.1 ppt	0.1 ppt	2%	2%
Non-GAAP - currency-neutral	16%	16%	0.1 ppt	(2.2) ppt	20%	23%

	Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	12%	2%	4.0 ppt	(0.1) ppt	21%	24%
(Gains) losses on equity investments [1]	**	**	**	(0.1) ppt	(1)%	(1)%
Tax act	**	**	**	0.2 ppt	—%	—%
Litigation provisions	**	8%	(3.3) ppt	(1.1) ppt	(5)%	(6)%
Non-GAAP	12%	10%	0.7 ppt	(1.2) ppt	15%	18%
Foreign currency [2]	3%	2%	0.3 ppt	0.1 ppt	4%	4%
Non-GAAP - currency-neutral	15%	12%	1.0 ppt	(1.0) ppt	19%	21%
Note: Tables may not sum due to rounding.
** Not applicable
1 For 2019 we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was de minimis in relation to our non-GAAP results.
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
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2019, GDV on a U.S. dollar-converted basis increased 12% and 9%, respectively, while GDV on a local currency basis increased 14% and 13%, respectively, versus the comparable periods in 2018. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency.
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

Financial Results
Revenue
In the three and nine months ended September 30, 2019, gross revenue increased 16% and 14%, or 18% and 17% on a currency-neutral basis, respectively, versus the comparable periods in 2018. Gross revenue growth in the three and nine months ended September 30, 2019 was driven by an increase in transactions, gross dollar volume activity and other payment-related products and services.
Rebates and incentives, in the three and nine months ended September 30, 2019, increased 20% and 18%, or 22% and 21% on a currency-neutral basis, respectively, versus the comparable periods in 2018, primarily due to new and renewed deals and increased volumes.
Our net revenue for the three and nine months ended September 30, 2019, increased 15% and 12%, or 16% and 15% on a currency-neutral basis, respectively, versus the comparable periods in 2018.
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
Domestic assessments	$1,722	$1,564	10%	$5,007	$4,559	10%
Cross-border volume fees	1,517	1,338	13%	4,154	3,693	12%
Transaction processing	2,231	1,912	17%	6,206	5,449	14%
Other revenues	1,087	819	33%	2,891	2,352	23%
Gross revenue	6,557	5,633	16%	18,258	16,053	14%
Rebates and incentives (contra-revenue)	(2,090)	(1,735)	20%	(5,789)	(4,910)	18%
Net revenue	$4,467	$3,898	15%	$12,469	$11,143	12%

The following table summarizes the primary drivers of net revenue growth in the three and nine months ended September 30, 2019, versus the comparable periods in 2018:

	Three Months Ended September 30, 2019
	Volume	Acquisitions	Foreign Currency [1]	Other [2]		Total
Domestic assessments	14%	—%	(2)%	(3)%	[3]	10%
Cross-border volume fees	15%	—%	(2)%	1%		13%
Transaction processing	14%	—%	(2)%	4%		17%
Other revenues	**	4%	(1)%	30%	[4]	33%
Rebates and incentives (contra-revenue)	8%	—%	(2)%	14%	[5]	20%
Net revenue	14%	1%	(2)%	2%		15%

	Nine Months Ended September 30, 2019
	Volume	Acquisitions	Foreign Currency [1]	Other [2]		Total
Domestic assessments	13%	—%	(4)%	1%	[3]	10%
Cross-border volume fees	14%	—%	(4)%	2%		12%
Transaction processing	14%	—%	(3)%	3%		14%
Other revenues	**	2%	(2)%	23%	[4]	23%
Rebates and incentives (contra-revenue)	9%	—%	(3)%	12%	[5]	18%
Net revenue	13%	—%	(3)%	2%		12%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	12%	14%	9%	13%	9%	13%	14%	14%
Asia Pacific/Middle East/Africa	10%	12%	10%	13%	7%	11%	15%	13%
Canada	8%	9%	6%	10%	4%	7%	11%	10%
Europe	16%	19%	11%	19%	10%	19%	20%	19%
Latin America	15%	18%	2%	16%	9%	16%	9%	17%
United States	12%	12%	9%	9%	10%	10%	10%	10%
Cross-border volume [1]	13%	17%	15%	18%	10%	16%	22%	19%
Switched Transactions		20%		18%		18%		17%
1 Excludes volume generated by Maestro and Cirrus cards.

Operating Expenses
Operating expenses increased 12% and 2% for the three and nine months ended September 30, 2019, respectively, versus the comparable periods in 2018. Adjusted operating expenses increased 15% and 10%, or 16% and 12% on a currency-neutral basis, respectively, versus the comparable periods in 2018.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
General and administrative	$1,448	$1,268	14%	$4,184	$3,774	11%
Advertising and marketing	227	203	12%	644	604	7%
Depreciation and amortization	137	111	24%	376	346	9%
Provision for litigation	—	29	**	—	371	**
Total operating expenses	1,812	1,611	12%	5,204	5,095	2%
Special Items[1]	—	(29)	**	—	(371)	**
Adjusted total operating expenses (excluding Special Items1)	$1,812	$1,582	15%	$5,204	$4,724	10%
Note: Table may not sum due to rounding
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
The following table summarizes the primary drivers of changes in operating expenses for the three and nine months ended September 30, 2019 versus the comparable periods in 2018:

	Three Months Ended September 30, 2019
	Operational	Special Items [1]	Acquisitions	Foreign Currency [2]	Total
General and administrative	12%	—%	3%	(1)%	14%
Advertising and marketing	13%	—%	1%	(2)%	12%
Depreciation and amortization	16%	—%	10%	(2)%	24%
Provision for litigation	**	**	**	**	**
Total operating expenses	13%	(2)%	3%	(2)%	12%

	Nine Months Ended September 30, 2019
	Operational	Special Items [1]	Acquisitions	Foreign Currency [2]	Total
General and administrative	11%	—%	2%	(2)%	11%
Advertising and marketing	10%	—%	—%	(3)%	7%
Depreciation and amortization	6%	—%	5%	(2)%	9%
Provision for litigation	**	**	**	**	**
Total operating expenses	11%	(8)%	2%	(2)%	2%
Note: Tables may not sum due to rounding.
** Not meaningful.
1  See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2 Represents the foreign currency translational and transactional impact versus the prior period.

General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
Personnel	$937	$822	14%	$2,601	$2,371	10%
Professional fees	105	88	21%	293	253	16%
Data processing and telecommunications	171	154	11%	488	437	12%
Foreign exchange activity[1]	(2)	2	**	12	(29)	**
Other	237	202	16%	790	742	7%
General and administrative expenses	$1,448	$1,268	14%	$4,184	$3,774	11%
Note: Table may not sum due to rounding.
** Not meaningful.
1 Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion.
The primary drivers of general and administrative expenses for three and nine months ended September 30, 2019 versus the comparable periods in 2018 were as follows:

•
Personnel expenses increased 14% and 10%, or 15% and 12% on a currency-neutral basis, respectively. The increase was primarily due to a higher number of employees to support our continued investment in the areas of digital enablement, data and services, safety and security, as well as geographic expansion and new payment flows. Acquisitions contributed 3 and 1 percentage points to personnel expense growth, respectively.

•
Data processing and telecommunication expenses increased 11% and 12%, or 12% and 13% on a currency-neutral basis, respectively, primarily due to higher software licensing costs as well as software and hardware maintenance. Acquisitions contributed 2 and 1 percentage points to this expense growth, respectively.

•
Other expenses increased 16% and 7%, or 18% and 9% on a currency-neutral basis, respectively, primarily due to costs to support our strategic development efforts. Other expenses include travel and meeting expenses, costs to provide value added service offerings, rental expense for our facilities, charitable contribution costs and other costs associated with our business.

Advertising and Marketing
Advertising and marketing expenses for the three and nine months ended September 30, 2019, increased 12% and 7%, or 14% and 10% on a currency-neutral basis, respectively, versus the comparable periods in 2018, primarily due to higher advertising and sponsorship spend.
Depreciation and Amortization
Depreciation and amortization expenses for the three and nine months ended September 30, 2019, increased 24% and 9%, or 26% and 11% on a currency-neutral basis, respectively, versus the comparable periods in 2018, due to the impact of acquisitions and higher depreciation from capital investments.
Provision for Litigation
No provisions for litigation were recorded in the three and nine months ended September 30, 2019. Provisions for litigation were $29 million and $371 million, respectively, in the comparable periods of the prior year.

Other Income (Expense)
The significant components of our other income (expense) were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	($ in millions)
Investment income	$26	$31	(16)%	$77	$79	(3)%
Gains (losses) on equity investments, net	(100)	—	**	48	—	**
Interest expense	(63)	(48)	31%	(160)	(139)	15%
Other income (expense), net	16	(6)	**	26	1	**
Total other income (expense)	$(121)	$(23)	**	$(9)	$(59)	**
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of change in total other income (expense) for three and nine months ended September 30, 2019 versus the comparable periods in 2018 were due to net losses of $100 million and net gains of $48 million, respectively, primarily related to unrealized fair market value adjustments on marketable equity securities in the current period. Excluding these gains and losses, total other income (expense) remained relatively flat. This includes higher interest expense partially offset by other nonrecurring gains of approximately $16 million for the three and nine months ended September 30, 2019.
Income Taxes
The effective income tax rates were 16.9% and 17.1% for the three and nine months ended September 30, 2019, respectively, versus 16.1% and 17.2% for the comparable periods in 2018. The higher effective tax rate for the three months, versus the comparable period in 2018, was primarily due to discrete deferred tax benefits recorded in 2018, primarily related to provisions for legal matters in the United States, partially offset by a tax benefit related to a favorable court ruling in the current period. The lower effective tax rate for the nine months, versus the comparable period in 2018, was primarily due to a tax benefit related to a favorable court ruling in 2019 and a more favorable geographic mix of earnings. These benefits were partially offset by discrete deferred tax benefits recorded in 2018, primarily related to provisions for legal matters previously mentioned.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in billions)
Cash, cash equivalents and investments [1]	$5.9	$8.4
Unused line of credit	4.5	4.5
1 Investments include available-for-sale securities and short-term held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.9 billion and $1.7 billion at September 30, 2019 and December 31, 2018, respectively.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many of the transactions between our customers. See Note 16 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven by regional or global economic conditions.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$5,203	$4,891
Net cash used in investing activities	(1,180)	(237)
Net cash used in financing activities	(5,285)	(3,833)
Net cash provided by operating activities increased $312 million for the nine months ended September 30, 2019, versus the comparable period in 2018, primarily due to higher net income adjusted for non-cash items, partially offset by the decrease in accrued litigation provisions driven by the payment of the European Commission fine in the current period and higher prepaid expenses.
Net cash used in investing activities increased $943 million for the nine months ended September 30, 2019, versus the comparable period in 2018, primarily due to acquisitions and purchases of equity investments, partially offset by higher net proceeds from our investments in available-for-sale and held-to-maturity securities.
Net cash used in financing activities increased $1,452 million for the nine months ended September 30, 2019, versus the comparable period in 2018, primarily due to higher repurchases of our Class A common stock, higher dividends paid and the settlement of the contingent consideration attributable to our 2017 acquisitions, partially offset by higher net debt proceeds in the current period.
The table below shows a summary of select balance sheet data at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in millions)
Balance Sheet Data:
Current assets	$14,847	$16,171
Current liabilities	10,714	11,593
Long-term liabilities	10,218	7,778
Equity	4,975	5,418
We believe that our existing cash, cash equivalents and investment securities balances, cash flow generating capabilities, borrowing capacity and access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
In May 2019, we issued $1.0 billion principal amount of notes due June 2029 and $1.0 billion principal amount of notes due June 2049. Additionally, during the second quarter of 2019, $500 million of principal related to the 2014 USD Notes matured and was paid. Our total debt outstanding (including the current portion) was $7.7 billion and $6.3 billion at September 30, 2019 and December 31, 2018, respectively.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $4.5 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper

Program, we entered into a committed unsecured $4.5 billion revolving credit facility (the “Credit Facility”) which expires in November 2023.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2019 and December 31, 2018.
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
Aggregate payments for quarterly dividends totaled $1.0 billion for the nine months ended September 30, 2019.
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
On June 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on August 9, 2019 to holders of record on July 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $335 million.
On September 17, 2019, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on November 8, 2019 to holders of record on October 9, 2019 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $333 million.
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
The following table summarizes our share repurchase authorizations of our Class A common stock through September 30, 2019, under the plans approved in 2018 and 2017:

(in millions, except average price data)
Remaining authorization at December 31, 2018	$6,801
Dollar value of shares repurchased during the nine months ended September 30, 2019	$5,503
Remaining authorization at September 30, 2019	$1,298
Shares repurchased during the nine months ended September 30, 2019	22.8
Average price paid per share during the nine months ended September 30, 2019	$241.27
See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Off-Balance Sheet Arrangements
There was no off-balance sheet debt, other than lease arrangements and other commitments presented in the future obligations table in Part II, Item 7 - Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31,

2018. As of September 30, 2019, lease arrangements that have commenced are recognized on the consolidated balance sheet and leases entered into but not yet commenced are disclosed in Note 8 (Property, Equipment and Right-of-Use Assets). For a more detailed discussion on lease arrangements, refer to Note 1 (Summary of Significant Accounting Policies) and Note 8 (Property, Equipment and Right-of-Use Assets) to the consolidated financial statements included in Part I, Item 1.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates and foreign currency exchange rates. Our exposure to market risk from changes in interest rates and foreign exchange rates is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $138 million on our foreign currency derivative contracts outstanding at September 30, 2019 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2019, we repurchased a total of approximately 6.4 million shares for $1.8 billion at an average price of $274.91 per share of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. Our repurchase activity during the third quarter of 2019 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	2,195,800	$274.53	2,195,800	$2,456,970,708
August 1 - 31	2,424,840	$273.22	2,424,840	$1,794,460,212
September 1 - 30	1,787,996	$277.66	1,787,996	$1,298,014,100
Total	6,408,636	$274.91	6,408,636
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

MASTERCARD INCORPORATED
(Registrant)

Date:	October 29, 2019	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2019	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)