Form 10-K
period 2019-12-31
Mastercard Inc
filed 2020-02-14
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32877

Mastercard Incorporated
(Exact name of registrant as specified in its charter)

Delaware		13-4172551
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

2000 Purchase Street
Purchase,	NY	10577
(Address of principal executive offices)		(Zip Code)
(914) 249-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange of which registered
Class A Common Stock, par value $0.0001 per share	MA	New York Stock Exchange
1.100% Notes due 2022	MA22	New York Stock Exchange
2.100% Notes due 2027	MA27	New York Stock Exchange
2.500% Notes due 2030	MA30	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $235.9 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 11, 2020, there were 994,281,310 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 10,827,654 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED FISCAL YEAR 2019 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I	6	Item 1.	Business
	18	Item 1A.	Risk factors
	31	Item 1B.	Unresolved staff comments
	31	Item 2.	Properties
	31	Item 3.	Legal proceedings
	31	Item 4.	Mine safety disclosures
	32	-	Information about our executive officers

PART II	36	Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
	38	Item 6.	Selected financial data
	39	Item 7.	Management’s discussion and analysis of financial condition and results of operations
	53	Item 7A.	Quantitative and qualitative disclosures about market risk
	55	Item 8.	Financial statements and supplementary data
	107	Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
	107	Item 9A.	Controls and procedures
	107	Item 9B.	Other Information

PART III	109	Item 10.	Directors, executive officers and corporate governance
	109	Item 11.	Executive compensation
	109	Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
	109	Item 13.	Certain relationships and related transactions, and director independence
	109	Item 14.	Principal accountant fees and services

PART IV	111	Item 15.	Exhibits and financial statement schedules
	111	Item 16.	Form 10-K summary

MASTERCARD 2019 FORM 10-K 3

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:

•	regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)

•	the impact of preferential or protective government actions

•	regulation of privacy, data, security and the digital economy

•
regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter terrorist financing, economic sanctions and anti-corruption; account-based payment systems; and issuer practice regulation)

•	the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions

•	potential or incurred liability and limitations on business related to any litigation or litigation settlements

•	the impact of competition in the global payments industry (including disintermediation and pricing pressure)

•	the challenges relating to rapid technological developments and changes

•	the challenges relating to operating a real-time account-based payment system and to working with new customers and end users

•	the impact of information security incidents, account data breaches or service disruptions

•
issues related to our relationships with our financial institution customers (including loss of substantial business from significant customers, competitor relationships with our customers and banking industry consolidation), merchants and governments

•	exposure to loss or illiquidity due to our role as guarantor and other contractual obligations

•	the impact of global economic, political, financial and societal events and conditions

•	reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services

•	the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture

•	issues related to acquisition integration, strategic investments and entry into new businesses

•	issues related to our Class A common stock and corporate governance structure
Please see “Risk Factors” in Part I, Item 1A for a complete discussion of these risk factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

4 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

Item 1. Business
Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro® and Cirrus®. We are a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through our unique and proprietary global payments network, which we refer to as our core network, we switch (authorize, clear and settle) payment transactions and deliver related products and services. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). We also provide integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs and processing. Our payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our financial institution customers.
We generate revenues from assessing our customers based on the gross dollar volume (“GDV”) of activity on the products that carry our brands, from the fees we charge to our customers for providing transaction switching and from other payment-related products and services.
For a full discussion of our business, please see page 8.
Our Performance
The following are our key financial and operational highlights for 2019, including growth rates over the prior year:

GAAP

Net revenue	Net income		Diluted EPS
$16.9B	$8.1B		$7.94
up 13%	up 39%		up 42%

NON-GAAP [1] (currency-neutral)

Net revenue	Adjusted net income		Adjusted diluted EPS
$16.9B	$7.9B		$7.77
up 16%	up 20%		up 23%

$7.8B	$6.5B	Repurchased shares	$8.2B
in capital returned to stockholders	$1.3B	Dividends paid	cash flows from operations

Gross dollar volume (growth on a local currency basis)		Cross-border volume growth on a local currency basis [2]	Switched transactions [2]
$6.5T		up 16%	87.3B
up 13%			up 19%

[1]
Non-GAAP results exclude the impact of gains and losses on equity investments, Special Items and/or foreign currency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Results Overview” in Part II, Item 7 for the reconciliation to the most direct comparable GAAP financial measures.

[2]
Growth rates normalized to eliminate the effects of differing switching and carryover days between periods. Carryover days are those where transactions and volumes from days where the company does not clear and settle are processed.

6 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

Our Strategy
We grow, diversify and build our business through a combination of organic and inorganic strategic initiatives. Our ability to grow our business is influenced by:

•	personal consumption expenditure (“PCE”) growth

•	driving cash and check transactions toward electronic forms of payment

•	increasing our share in the payments space
Growing our business also includes supplementing our core network by providing integrated value-added products and services and enhanced payment capabilities to capture new payment flows, such as business to business (“B2B”), person to person (“P2P”), business to consumer (“B2C”) and government payments.

GROW	DIVERSIFY	BUILD
CORE	CUSTOMERS AND GEOGRAPHIES	NEW AREAS
Credit Debit Commercial Prepaid Digital-Physical Convergence Acceptance	Financial Inclusion New Markets Businesses Governments Merchants Digital Players Local Schemes/Switches	Data Analytics Consulting Marketing Services Loyalty Cyber and Intelligence Processing New Payment Flows
ENABLED BY BRAND, DATA, TECHNOLOGY AND PEOPLE
Grow. We focus on growing our core business globally, including growing our consumer and commercial products and solutions, as well as increasing the number of payment transactions we switch. We also look to provide effective and efficient payments solutions that cater to the evolving ways people interact and transact in the growing digital economy. This includes expanding merchant access to electronic payments through new technologies in an effort to deliver a better consumer experience, while creating greater efficiencies and security.
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
Build. We build our business by:

•
creating and acquiring differentiated products to provide unique, innovative solutions that we bring to market to support new payment flows and related applications, such as real-time account-based payments and the Mastercard Track™ suite of products

•	providing services across data analytics, consulting, marketing services, loyalty, cyber and intelligence, and processing
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue by driving preference for our products. We help merchants, financial institutions and other organizations by delivering data-driven insights and other services that help them grow and create simple and secure customer experiences. We partner with technology companies such as digital players and mobile providers to deliver digital payment solutions powered by our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide faster, safer and more convenient ways to pay and transfer funds.

MASTERCARD 2019 FORM 10-K 7

PART I
ITEM 1. BUSINESS

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
Our Business
Our Operations and Network
Our core network links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use a Mastercard product at millions of acceptance locations worldwide. Our core network facilitates an efficient and secure means for receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for businesses to receive insight through information that is derived from our network. We enable transactions for our customers through our core network in more than 150 currencies and in more than 210 countries and territories. Our range of payment capabilities extend beyond our core network into real-time account-based payments.
Typical Transaction. Our core network supports what is often referred to as a “four-party” payments network. The following diagram depicts a typical transaction on our core network, and our role in that transaction:

Acquirer
CORE NETWORK
Issuer
Switching
Authorization | Clearing | Settlement
Payment System Security
Value-Added Products and Services
Loyalty and Rewards | Analytics Insights and Consulting
Processing | Cyber and Intelligence
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

•
Interchange Fees. Interchange fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that consumers and merchants derive.  We do not earn revenues from interchange fees.  Generally, interchange fees are collected from acquirers and paid to issuers to reimburse the issuers for a portion of the costs incurred. These costs are incurred by issuers in providing services that benefit all participants in the system, including acquirers and merchants, whose participation in the network enables increased sales to their existing and new customers, efficiencies in the delivery of existing and new products, guaranteed payments and improved experience for their customers.  We (or, alternatively, financial institutions) establish “default interchange fees” that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process.

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

8 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

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

•
Cross-Border and Domestic. Our core network switches transactions throughout the world when the merchant country and country of issuance are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the country of issuance are the same (“domestic transactions”). We switch more than half of all transactions for Mastercard and Maestro-branded cards, including nearly all cross-border transactions. We switch the majority of Mastercard and Maestro-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries. Outside of these countries, most domestic transactions on our products are switched without our involvement.

Core Network Architecture. Our core network features a globally integrated structure that provides scale for our issuers, enabling them to expand into regional and global markets. It is based largely on a distributed (peer-to-peer) architecture with an intelligent edge that enables the network to adapt to the needs of each transaction. Our core network accomplishes this by performing intelligent routing and applying multiple value-added services (such as fraud scoring, tokenization services, etc.) to appropriate transactions in real time. Our core network’s architecture enables us to connect all parties regardless of where or how the transaction is occurring. It has 24-hour a day availability and world-class response time.
Real-time Account-based Payment Infrastructure and Applications. Augmenting our core network, we offer real-time account-based payment capabilities, enabling payments between bank accounts in near real-time in countries in which it has been deployed.
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

MASTERCARD 2019 FORM 10-K 9

PART I
ITEM 1. BUSINESS

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
Consumer Debit. We support a range of payment products and solutions that allow our customers to provide consumers with convenient access to funds in deposit and other accounts. Our debit and deposit access programs can be used to make purchases and to obtain cash in bank branches, at ATMs and, in some cases, at the point of sale. Our branded debit programs consist of Mastercard (including standard, premium and affluent offerings), Maestro (the only PIN-based solution that operates globally) and Cirrus (our primary global cash access solution).
Prepaid. Prepaid accounts are a type of electronic payment that enables consumers to pay in advance whether or not they previously have had a bank account or a credit history. These accounts can be tailored to meet specific program, customer or consumer needs, such as paying bills, sending person-to-person payments or withdrawing cash from an ATM. Our focus ranges from digital accounts (such as fintech and gig economy platforms) to business programs such as employee payroll, health savings accounts and solutions for small business owners. Our prepaid programs also offer opportunities in the private and public sector to drive financial inclusion of previously unbanked individuals through social security payments, unemployment benefits and salary cards.
We also provide prepaid program management services, primarily outside of the United States, that provide processing and end-to-end services on behalf of issuers or distributor partners such as airlines, foreign exchange bureaus and travel agents.
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

10 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

The following chart provides GDV and number of cards featuring our brands in 2019 for select programs and solutions:

	Year Ended December 31, 2019			As of December 31, 2019
	GDV			Cards
	(in billions)	Growth (Local)	% of Total GDV	(in millions)	Percentage Increase from December 31, 2018
Mastercard-branded Programs[1,2]
Consumer Credit	$2,670	10%	41%	882	8%
Consumer Debit and Prepaid	3,059	16%	48%	1,207	9%
Commercial Credit and Debit	732	14%	11%	85	15%

[1]	Excludes Maestro and Cirrus cards and volume generated by those cards.

[2]	Prepaid includes both consumer and commercial prepaid.
Additional Platforms. In addition to the switching capabilities of our core network, we offer additional platforms with payment capabilities that extend to new payment flows:

•
We offer commercial payment products and solutions aimed at improving the way businesses pay and get paid by providing a single connection enabling access to multiple payment types, greater control and richer data to optimize B2B transactions for both buyers and suppliers.

•	We offer real-time account-based payments for ACH transactions. This platform enables payments between bank accounts in real time and provides enhanced data and messaging capabilities.

•	We offer a platform that makes it easier for consumers to view, manage and pay their bills either with cards or real-time and batch ACH payments from their bank accounts.

•	We offer a platform that enables consumers, businesses, governments and merchants to send and receive money beyond borders with greater speed and ease.
Value-Added Products and Services
Cyber and Intelligence. We offer integrated products and services to prevent, detect and respond to fraud and cyber-attacks and to ensure the safety of transactions made using Mastercard products. We do this using a multi-layered safety and security strategy:

•
The “Prevent” layer protects infrastructure, devices and data from attacks. We have continued to grow global usage of EMV chip and contactless security technology, helping to reduce fraud. Greater usage of this technology has increased the number of EMV cards issued and the transaction volume on EMV cards.

•
The “Identify” layer allows us to help banks and merchants verify the authenticity of consumers during the payment process using various biometric technologies, including fingerprint, face and iris scanning technology to verify online purchases on mobile devices, as well as a card with biometric technology built in.

•
The “Detect” layer spots fraudulent behavior and cyber-attacks and takes action to stop these activities once detected. Our offerings in this space include alerts when accounts are exposed to data breaches or security incidents, fraud scoring technology that scans billions of dollars of money flows each day while increasing approvals and reducing false declines, and network-level monitoring on a global scale to help identify the occurrence of widespread fraud attacks when the customer (or their processor) may be unable to detect or defend against them.

•
The “Experience” layer improves the security experience for our stakeholders in areas from the speed of transactions, enhancing approvals for online and card-on-file payments, to the ability to differentiate legitimate consumers from fraudulent ones. Our offerings in this space include solutions for consumer alerts and controls and a suite of digital token services. We also have acquired an e-commerce fraud and dispute management network that enables merchants to stop delivery when a fraudulent or disputed transaction is identified, and issuers to refund the cardholder to avoid the chargeback process.

We have also worked with our financial institution customers to provide products to consumers globally with increased confidence through the benefit of “zero liability”, or no responsibility for counterfeit or lost card losses in the event of fraud.
Loyalty and Rewards. We have built a scalable rewards platform that enables financial institutions to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airline lounge network, concierge services, insurance services, emergency card replacement, emergency cash advances and a 24-hour account holder service center. For merchants, we provide campaigns with targeted offers and rewards, management services for publishing offers, and accelerated points programs for co-brand and rewards program members. We also have acquired a loyalty platform that enables stronger relationships with retailers,

MASTERCARD 2019 FORM 10-K 11

PART I
ITEM 1. BUSINESS

restaurants, airlines and consumer packaged goods companies by creating experiences that drive loyalty and impactful consumer engagement.
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
Data Analytics and Consulting. We provide proprietary analysis, data-driven consulting and marketing services solutions to help clients optimize, streamline and grow their businesses, as well as deliver value to consumers.
Our capabilities incorporate payments expertise and analytical and executional skills to create end-to-end solutions which are increasingly delivered via platforms embedded in our customers’ day-to-day operations. By observing patterns of payments behavior based on billions of transactions switched globally, we leverage anonymized and aggregated information and a consultative approach to help our customers make better business decisions. Our executional skills such as marketing, digital implementation and staff augmentation allow us to assist clients to implement actions based on these insights.
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
Digital Enablement
Our innovation capabilities enable broader reach to scale digital payment services beyond cards to multiple channels, including mobile devices:

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

12 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

Brand
Our family of well-known brands includes Mastercard, Maestro and Cirrus. We manage and promote our brands and brand identities (including our sonic brand identity) through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase people’s preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, usage and overall preference among account holders globally.  Our “Priceless®” advertising campaign, which has run in 52 languages in 123 countries worldwide, promotes Mastercard usage benefits and acceptance, markets Mastercard payment products and solutions and provides Mastercard with a consistent, recognizable message that supports our brand around the globe.
Recent Developments

Consumer
Our products are designed to address needs of consumers with a focus on reducing complexity and delivering on experience. While technology has increasingly changed the way people get information, interact, shop and make purchases, consumers continue to expect a seamless experience where their payment is simple and secure. Our teams are creating innovative solutions that meet the needs of consumers and merchants in a digital environment by applying emerging technologies. In 2019, we:

•
delivered “click to pay”, our activation of the EMV Secure Remote Commerce industry standard that enables a faster, more secure checkout experience across web and mobile sites, mobile apps and connected devices. This checkout experience is designed to provide consumers the same convenience and security in a digital environment that they have when paying in a store, make it easier for merchants to implement secure digital payments and provide issuers with improved fraud detection and prevention capability.

•
reinforced our support for contactless payments across all markets, including launching tap-and-go payments for transit systems in multiple cities globally (including New York City, Miami, Portland and Mexico City), which is creating the foundations for increased adoption of this technology to deliver a faster in-person payment experience.

Commercial and B2B
Building on our corporate T&E, fleet, purchasing card and small business capabilities, we have been increasingly focused on developing solutions to address other ways that businesses move money. In 2019, we:

•
announced Mastercard Track, our B2B payment ecosystem which represents a collection of products and services aimed at improving the way businesses pay and get paid. The Track suite of products aims to introduce Mastercard Track Business Payment Service™, an open-loop commercial service built to simplify and automate payments between suppliers and buyers.

•
extended our support for commercial cards by adding new partners to our virtual card program, with a focus on helping to make virtual cards a preferred tool with straight-through (automated) acceptance and processing.

MASTERCARD 2019 FORM 10-K 13

PART I
ITEM 1. BUSINESS

New payment flows
In order to help grow our business and offer more electronic payment options to consumers, businesses and governments, Mastercard has developed and enhanced solutions beyond the principal switching capabilities available on our core network. We believe this will allow us to capture more payment flows, including B2B, P2P, B2C and government disbursements. In 2019, we:

•
signed new agreements to bring our real-time payments infrastructure to more markets, including our relationship with P27 Nordic Payments Platform that will help deliver one real-time and batch payments solution across the Nordic markets. This solution uses the same technology that powers the ability for consumers and businesses in the U.S. to send and receive immediate payments through the Clearing House platform. We were also selected to enhance the InstaPay real-time retail payment system in the Philippines, including operating the infrastructure for and providing anti-money laundering tools to the national clearing switch in the Philippines.

•
positioned ourselves to add to our real-time payments solutions, including our pending acquisition of the majority of the Corporate Services business of Nets Denmark A/S. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of the business.

•
enhanced Mastercard Bill Pay Exchange™ with the acquisition of Transactis, a platform that makes it easier for consumers to view, manage and pay their bills either with cards or real-time and batch ACH payments from their bank accounts.

•
acquired Transfast, enabling us to continue servicing the growing needs of consumers and businesses, as well as governments and merchants, to send and receive money beyond borders with greater speed and ease. When combined with our proprietary Mastercard Send™ assets, we have greatly extended our network reach.

•	drove blockchain initiatives, with an initial focus on the cross-border B2B payments space and proof of provenance solutions for supply chains.

Services
We provide services including data analytics, consulting, loyalty, cyber and intelligence, and processing that meet evolving requirements and the expectations of our stakeholders. We recently:

•	extended our investments in Artificial Intelligence (“AI”) by:

◦
launching Mastercard ThreatScan, an AI-powered solution that helps banks proactively identify potential vulnerabilities in their authorization systems. The service works alongside an issuer’s existing fraud tools, imitating known criminal transaction behavior to identify potential weaknesses and prompt action before fraud potentially occurs.

◦	scaling Decision Intelligence™, our fraud scoring technology, to score billions of transactions in real time every day while increasing approvals and reducing false declines.

•
acquired Ethoca, an e-commerce fraud and dispute management network that enables the sharing of intelligence between merchants and issuers, sending near real-time information to merchants to stop delivery when a fraudulent or disputed transaction is identified, and refund the cardholder to avoid the chargeback process.

•
acquired RiskRecon, a provider of AI and data analytics with cyber risk assessment capabilities that are designed to help financial institutions, merchants, corporations and governments secure their digital assets.

•
acquired Session M, a loyalty platform that enables stronger relationships with retailers, restaurants, airlines and consumer packaged goods companies by creating experiences that drive loyalty and impactful consumer engagement.

•
enhanced the services we are able to offer to customers based on account-to-account flows, including data insights we are providing U.K. and U.S. customers to help them with anti-money laundering compliance and identification and prevention of other financial crimes.

Other Initiatives

•
In 2019, we continued to implement our shift to a symbol brand by dropping our name from our logo, and debuted our sonic brand identity, comprised of a comprehensive sound architecture featuring a distinctive melody that will be employed in physical, digital and voice environments where consumers engage with Mastercard across the globe.

14 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

•
In 2019, we contributed an additional $100 million towards initiatives that focus on inclusive growth for a total of $200 million contributed through December 31, 2019. These contributions are part of our previously announced $500 million commitment to support inclusive growth efforts, such as financial inclusion, economic development, the future of work and data science for social impact.

Revenue Sources
We generate revenue primarily from assessing our customers based on GDV on the products that carry our brands, from the fees we charge to our customers for providing transaction processing and from other payment-related products and services. Our net revenues are classified into five categories: domestic assessments, cross-border volume fees, transaction processing, other revenues and rebates and incentives (contra-revenue).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue” in Part II, Item 7 and Note 3, Revenue for more detail about our revenue, GDV, processed transactions and our other payment-related products and services.
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
Competition
We compete in the global payments industry against all forms of payment including:

•	cash and checks

•	card-based payments, including credit, charge, debit, ATM and prepaid products, as well as limited-use products such as private label

•	contactless, mobile and e-commerce payments, as well as cryptocurrency

•	other electronic payments, including ACH payments and wire transfers
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

•
Debit and Local Networks. We compete with ATM and point-of-sale debit networks in various countries. In addition, in many countries outside of the United States, local debit brands serve as the main domestic brands, while our brands are used mostly to enable cross-border transactions (typically representing a small portion of overall transaction volume). Certain jurisdictions have also created domestic card schemes focused mostly on debit.

•
Competition for Customer Business. We compete intensely with other payments companies for customer business. Globally, financial institutions typically issue both Mastercard and Visa-branded payment products, and we compete with Visa for business on the basis of individual portfolios or programs. In addition, a number of our customers issue American Express and/or Discover-branded payment cards in a manner consistent with a four-party system. We continue to face intense competitive pressure on the prices we charge our issuers and acquirers, and we seek to enter into business agreements with them through which we offer incentives and other support to issue and promote our payment products. We also compete for business from merchants, governments and mobile providers.

MASTERCARD 2019 FORM 10-K 15

PART I
ITEM 1. BUSINESS

•
Real-time Account-based Payment Systems. We face competition in the real-time account-based payment space from other companies that provide these payment solutions. In addition, real-time account-based payments face competition from other payment methods, such as cash and checks, cards, electronic, mobile and e-commerce payment platforms, cryptocurrencies and other payments networks.

•
Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we face increasing competition from alternative payment systems and emerging payment providers. Many of these providers, who in many circumstances can also be our partners or customers, have developed payments systems focused on online activity in e-commerce and mobile channels (in some cases, expanding to other channels), and may process payments using in-house account transfers, real-time account-based payment networks or global or local networks. Examples include digital wallet providers (such as Paytm, PayPal, Alipay and Amazon), mobile operator services, mobile phone-based money transfer and microfinancing services (such as mPesa), handset manufacturers and cryptocurrencies.

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
Payments Oversight and Regulation. Central banks and other regulators in several jurisdictions around the world either have, or are seeking to establish, formal oversight over the payments industry, as well as authority to regulate certain aspects of the payment systems in their countries. In addition to oversight and regulation from established regulatory bodies, several jurisdictions have created or granted authority to create new regulatory bodies that either have or would have the authority to regulate payment systems, including the United Kingdom’s PSR (Vocalink and Mastercard are both participants in the payments system and are therefore subject to the PSR’s duties and powers), the National Bank of Belgium, India (which has also designated us as a payments system subject to regulation), and regulators in Brazil, Hong Kong, Mexico and Russia. Such authority has resulted in regulation of various aspects of our business. In the European Union, legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switching activities and other processing in terms of how we go to market, make decisions and organize our structure. Mastercard also could be subject to new regulation, supervisions and examination requirements. For example, in the U.K., the Bank of England has expanded its oversight of systemically important payment systems to include service providers.
Interchange Fees. Interchange fees associated with four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world via legislation to regulate interchange fees, competition-related regulatory proceedings, central bank regulation and litigation. Examples include statutes in the United States that cap debit interchange for certain regulated activities, our settlement with the European Commission resolving its investigation into our interregional interchange fees and the European Union legislation capping consumer credit and debit interchange fees on payments issued and acquired within the European Economic Area (the “EEA”). For more detail, see “Risk Factors - Other Regulation” in Part I, Item 1A and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

16 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1. BUSINESS

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
Anti-Money Laundering, Counter Terrorist Financing, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and counter financing of terrorism (“CFT”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”). We have implemented a comprehensive AML/CFT program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payment network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and the U.S. sanctions programs, including requiring the screening of account holders and merchants, respectively, against OFAC sanctions lists (including the SDN List). Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states, and we have no offices, subsidiaries or affiliated entities located in any of these countries or geographies and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
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
Issuer Practice Legislation and Regulation. Our customers are subject to numerous regulations and investigations applicable to banks and other financial institutions in their capacity as issuers and otherwise, impacting us as a consequence. Such regulations and investigations have been related to payment card add-on products, campus cards, bank overdraft practices, fees issuers charge to account holders and the transparency of terms and conditions. Additionally, regulations such as the revised Payment Services Directive (commonly referred to as “PSD2”) in the EEA require financial institutions to provide third-party payment-processors access to consumer payment accounts, enabling them to route transactions away from Mastercard products and provide payment initiation and account information services directly to consumers who use our products. PSD2 also requires a new standard for authentication of transactions, which necessitates additional verification information from consumers to complete transactions. This may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience under the new standards.
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
Privacy, Data and Information Security. Aspects of our operations or business are subject to increasingly complex privacy and data protection laws in the United States, the European Union and elsewhere around the world. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. In the European Union, we are subject to the General Data Protection Regulation (the “GDPR”), which requires a comprehensive privacy and data protection program to protect the personal and sensitive data of EEA residents. A number of regulators and policymakers around the globe are using the GDPR as a reference to adopt new or updated privacy and data protection laws, including in the U.S. (California), Argentina, Brazil, Chile, India, Indonesia and Kenya. Some jurisdictions, such as India, are currently considering adopting or have adopted “data localization” requirements, which mandate the collection, processing, and/or storage of data within their borders. Due to constant changes to the nature of data and the use of emerging technologies such as artificial intelligence, regulations in this area are constantly evolving with regulatory and legislative authorities in numerous parts of the world adopting proposals to protect information. In addition,

MASTERCARD 2019 FORM 10-K 17

PART I
ITEM 1. BUSINESS

the interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux, thus requiring constant monitoring for compliance.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues that could impact us, including evolving laws surrounding marijuana, prepaid payroll cards, virtual currencies, identity theft, account management guidelines, disclosure rules, security and marketing that would impact our customers directly.
Employees
As of December 31, 2019, we employed approximately 18,600 persons, of whom approximately 11,400 were employed outside of the United States.
Additional Information
Mastercard Incorporated was incorporated as a Delaware corporation in May 2001. We conduct our business principally through our principal operating subsidiary, Mastercard International Incorporated, a Delaware non-stock (or membership) corporation that was formed in November 1966. For more information about our capital structure, including our Class A common stock (our voting stock) and Class B common stock (our non-voting stock), see Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8.
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
Item 1A. Risk factors

RISK HIGHLIGHTS

Legal and Regulatory	Business and Operations

Payments Industry Regulation	Competition and Technology

Preferential or Protective Government Actions	Information Security and Service Disruptions

Privacy, Data and Security	Stakeholder Relationships

Other Regulation	Settlement and Third-Party Obligations

18 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

Legal and Regulatory
Payments Industry Regulation
Global regulatory and legislative activity directly related to the payments industry may have a material adverse impact on our overall business and results of operations.
Regulators increasingly seek to regulate certain aspects of payments systems such as ours, or establish or expand their authority to do so. Many jurisdictions have enacted such regulations, establishing, and potentially further expanding, obligations or restrictions with respect to the types of products and services that we may offer to financial institutions for consumers, the countries in which our integrated products and services may be used, the way we structure and operate our business and the types of consumers and merchants who can obtain or accept our products or services. New regulations and oversight could also relate to our clearing and settlement activities (including risk management policies and procedures, collateral requirements, participant default policies and procedures, the ability to complete timely switching of financial transactions, and capital and financial resource requirements). Several jurisdictions have also inquired about the network fees we charge to our customers (typically as part of broader market reviews of retail payments). In addition, several central banks or similar regulatory bodies around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry and, in some cases, are considering designating certain payments networks as “systemically important payment systems” or “critical infrastructure.” These obligations, designations and restrictions may further expand and could conflict with each other as more jurisdictions impose oversight of payment systems. Moreover, as regulators around the world increasingly look to replicate similar regulation of payments and other industries, efforts in any one jurisdiction may influence approaches in other jurisdictions. Similarly, new initiatives within a jurisdiction involving one product may lead to regulation of similar or related products (for example, debit regulations could lead to regulation of credit products). As a result, the risks to our business created by any one new law or regulation are magnified by the potential it has to be replicated in other jurisdictions or involve other products within any particular jurisdiction.
Increased regulation and oversight of payment systems may result in costly compliance burdens or otherwise increase our costs. Such laws or compliance burdens could result in issuers and acquirers being less willing to participate in our payments system, reduce the benefits offered in connection with the use of our products (making our products less desirable to consumers), reduce the volume of domestic and cross-border transactions or other operational metrics, disintermediate us, impact our profitability and limit our ability to innovate or offer differentiated products and services, all of which could materially and adversely impact our financial performance. In addition, any regulation that is enacted related to the type and level of network fees we charge our customers could also materially and adversely impact our results of operations. Regulators could also require us to obtain prior approval for changes to its system rules, procedures or operations, or could require customization with regard to such changes, which could impact market participant risk and therefore risk to us. Such regulatory changes could lead to new or different criteria for participation in and access to our payments system by financial institutions or other customers. Moreover, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions, civil damages or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our brand and reputation.
Increased regulatory, legislative and litigation activity with respect to interchange rates could have an adverse impact on our business.
Interchange rates are a significant component of the costs that merchants pay in connection with the acceptance of our products. Although we do not earn revenues from interchange, interchange rates can impact the volume of transactions we see on our payment products. If interchange rates are too high, merchants may stop accepting our products or route transactions away from our network. If interchange rates are too low, issuers may stop promoting our integrated products and services, eliminate or reduce loyalty rewards programs or other account holder benefits (e.g., free checking or low interest rates on balances), or charge fees to account holders (e.g., annual fees or late payment fees).
Governments and merchant groups in a number of countries have implemented or are seeking interchange rate reductions through legislation, competition law, central bank regulation and litigation. See “Business - Government Regulation” in Part I, Item 1 and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details.
If issuers cannot collect or we are forced to reduce interchange rates, issuers may be less willing to participate in our four-party payments system, or may reduce the benefits offered in connection with the use of our products, reducing the attractiveness of our products to consumers. In particular, changes to interregional interchange fees as a result of the resolution of the European Commission’s investigation could impact our cross-border transaction activity disproportionately versus competitors that are not subject to similar reductions. These and other impacts could lower transaction volumes, and/or make proprietary three-party networks or other forms of payment more attractive. Issuers could reduce the benefits associated with our products or choose to charge higher fees to consumers to attempt to recoup a portion of the costs incurred for their services. In addition, issuers could seek to decrease the expense of their payment programs by seeking a reduction in the fees that we charge to them, particularly if regulation has a disproportionate impact

MASTERCARD 2019 FORM 10-K 19

PART I
ITEM 1A. RISK FACTORS

on us as compared to our competitors in terms of the fees we can charge. This could make our products less desirable to consumers, reduce the volume of transactions and our profitability, and limit our ability to innovate or offer differentiated products.
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
Additionally, some jurisdictions have implemented, or may implement, foreign ownership restrictions, which could potentially have the effect of forcing or inducing the transfer of our technology and proprietary information as a condition of access to their markets. Such restrictions could adversely impact our ability to compete in these markets.
Privacy, Data and Security
Regulation of privacy, data, security and the digital economy could increase our costs, as well as negatively impact our growth.
We are subject to increasingly complex regulations related to privacy, data and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop integrated and personalized products and services to meet the needs of a changing marketplace, as well as acquire new companies, we may expand our information profile through the collection of additional data from additional sources and across multiple channels. This expansion could amplify the impact of these regulations on our business. Regulation of privacy and data and information security often times require monitoring of and changes to our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information. We are also subject to enhanced compliance and operational requirements in the European Union, and policymakers around the globe are using these requirements as a reference to adopt new or updated privacy laws that could result in similar or stricter requirements in other jurisdictions. Some jurisdictions are also considering requirements to collect, process and/or store data within

20 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications. Other jurisdictions are considering adopting sector-specific regulations for the payments industry, including forced data sharing requirements or additional verification requirements that overlap or conflict with, or diverge from, general privacy rules. Failure to comply with these laws, regulations and requirements could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
New requirements or interpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and could impact the products and services we offer and other aspects of our business, such as fraud monitoring, the development of information-based products and solutions and technology operations. In addition, these requirements may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our payment products that they issue. Moreover, due to account data compromise events and privacy abuses by other companies, as well as the disclosure of monitoring activities by certain governmental agencies in combination with the use of artificial intelligence and new technologies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation and requirements and/or future enforcement. Those developments have also raised public attention on companies’ data practices and have changed consumer and societal expectations for enhanced privacy and data protection. Any of these developments could materially and adversely affect our overall business and results of operations.
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
We are subject to regulations that affect the payments industry in the many jurisdictions in which our integrated products and services are used. Many of our customers are also subject to regulations applicable to banks and other financial institutions that, at times, consequently affect us. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business - Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:

•
Anti-Money Laundering, Counter Terrorist Financing, Economic Sanctions and Anti-Corruption - We are subject to AML and CFT laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by OFAC. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including the SDN List. Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. A violation and subsequent judgment or settlement against us, or those with whom we may be associated, under these laws could subject us to substantial monetary penalties, damages, and/or have a significant reputational impact.

•
Account-based Payment Systems - In the U.K., Her Majesty’s Treasury has expanded the Bank of England’s oversight of certain payment system providers that are systemically important to U.K.’s payment network. As a result of these changes, aspects of our Vocalink business are now subject to the U.K. payment system oversight regime and are directly overseen by the Bank of England.

•
Issuer Practice Legislation and Regulation - Our financial institution customers are subject to numerous regulations, which impact us as a consequence. In addition, certain regulations (such as PSD2 in the EEA) may disintermediate issuers. PSD2 may enable third-party payment processors to route transactions away from Mastercard products by offering account information or payment initiation services directly to those who currently use our products. This may also allow these processors to commoditize the data that are included in the transactions. If our customers are disintermediated in their business, we could face diminished demand for our integrated products and services. Other regulations, such as PSD2’s strong authentication requirement, could increase the number of transactions that consumers abandon if we are unable to secure a frictionless authentication experience under the new standards. An increase in the rate of abandoned transactions could adversely impact our volumes or other operational metrics.

MASTERCARD 2019 FORM 10-K 21

PART I
ITEM 1A. RISK FACTORS

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
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. Potential changes in existing tax laws, including future regulatory guidance, may impact our effective income tax rate and tax payments. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective income tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective income tax rate, tax payments, financial condition and results of operations.
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
Certain of our competitors operate three-party payments systems with direct connections to both merchants and consumers and these competitors may derive competitive advantages from their business models. If we continue to attract more regulatory scrutiny than

22 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

these competitors because we operate a four-party system, or we are regulated because of the system we operate in a way in which our competitors are not, we could lose business to these competitors. See “Business - Competition” in Part I, Item 1.
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

•
Although we partner with technology companies (such as digital players and mobile providers) that leverage our technology, platforms and networks to deliver their products, they could develop platforms or networks that disintermediate us from digital payments and impact our ability to compete in the digital economy. This risk is heightened when we have relationships with these entities where we share Mastercard data. While we share this data in a controlled manner subject to applicable anonymization and privacy and data standards, without proper oversight we could inadvertently share too much data which could give the partner a competitive advantage.

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

MASTERCARD 2019 FORM 10-K 23

PART I
ITEM 1A. RISK FACTORS

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
The payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer and consumer needs. In order to remain competitive and meet the needs of the payments market, we are continually involved in diversifying our integrated products and services. These efforts carry the risks associated with any diversification initiative, including cost overruns, delays in delivery and performance problems. These projects also carry risks associated with working with different types of customers, for example organizations such as corporations that are not financial

24 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

institutions and non-governmental organizations (“NGOs”), and end users other than those we have traditionally worked with. These differences may present new operational challenges in the development and implementation of our new products or services.
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
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information and technology in our computer systems and networks, as well as the systems of our third-party providers. Our customers and other parties in the payments value chain, as well as account holders, rely on our digital technologies, computer systems, software and networks to conduct their operations. In addition, to access our integrated products and services, our customers and account holders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We, like other financial technology organizations, routinely are subject to cyber-threats and our technologies, systems and networks, as well as the systems of our third-party providers, have been subject to attempted cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers.
To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems (including third-party provider systems) or devices that our customers use to access our integrated products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such attacks or breaches could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added services), as well as the operations of our customers or other third parties.  In addition, they could lead to damage to our reputation with our customers and other parties and the market, additional costs to us (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.
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

MASTERCARD 2019 FORM 10-K 25

PART I
ITEM 1A. RISK FACTORS

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
Our transaction switching systems and other offerings have experienced in limited instances and may continue to experience interruptions as a result of technology malfunctions, fire, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events. Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities and/or systems. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain a business continuity program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks, because of the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
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

26 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

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
Merchants are important constituents in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to continue to expand the acceptance of our integrated products and services. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope and influence. We believe that these merchants are having a significant impact on all participants in the global payments industry, including Mastercard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that Mastercard has been defending, including the U.S. merchant litigations. See our risk factor in “Risk Factors – Other Regulation” in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
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

MASTERCARD 2019 FORM 10-K 27

PART I
ITEM 1A. RISK FACTORS

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
Adverse economic trends in key countries in which we operate may adversely affect our financial performance. Such impact may include, but is not limited to, the following:

•	Customers mitigating their economic exposure by limiting the issuance of new Mastercard products and requesting greater incentive or greater cost stability from us

•	Consumers and businesses lowering spending, which could impact domestic and cross-border spend

•
Government intervention (including the effect of laws, regulations and/or government investments on or in our financial institution customers), as well as uncertainty due to changing political regimes in executive, legislative and/or judicial branches of government, that may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products

•	Tightening of credit availability that could impact the ability of participating financial institutions to lend to us under the terms of our credit facility
Additionally, we switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu, viruses and other diseases, as well as major environmental events (including those related to climate change). The uncertainty that could result from such events could decrease cross-border activity. Additionally, any regulation of interregional interchange fees could also negatively impact our cross-border activity. In each case, decreased cross-border activity could decrease the revenue we receive.
Our operations as a global payments network rely in part on global interoperable standards to help facilitate safe and simple payments. To the extent geopolitical events result in jurisdictions no longer participating in the creation or adoption of these standards, or the creation of competing standards, the products and services we offer could be negatively impacted.
Any of these developments could have a material adverse impact on our overall business and results of operations.
Adverse currency fluctuations and foreign exchange controls could negatively impact our results of operations.
During 2019, approximately 68% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
In addition, some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations including devaluation of currencies where the values of other currencies change relative to the U.S. dollar. If the U.S. dollar strengthens compared

28 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

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
In June 2016, voters in the United Kingdom approved the withdrawal of the U.K. from the E.U. (commonly referred to as “Brexit”). The U.K. government triggered Article 50 of the Lisbon Treaty on March 29, 2017, which commenced the official E.U. withdrawal process. In January 2020, Parliament and the E.U. approved of an agreement between the U.K. and the E.U., and the U.K. officially departed from the E.U. On February 1, 2020, the U.K. entered into a transition/implementation period, during which all E.U. laws regulations, court decisions, trading agreements and other obligations continue to apply to the U.K. During this period, which is set to expire on December 31, 2020, the U.K. and E.U. will negotiate additional terms. Uncertainty over these terms could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results.
Subsequent to the end of the transition/implementation period on December 31, 2020, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and E.U. We, as well as our customers who have significant operations in the U.K., may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the E.U. We may also face additional complexity with regard to immigration and travel rights for our employees located in the U.K. and the E.U. These factors may impact our ability to operate in the E.U. and U.K. seamlessly. Any of these effects of Brexit, among others, could harm our business and financial results.
Brand and Reputational Impact
Negative brand perception may materially and adversely affect our overall business.
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry. Our business may be affected by actions taken by our customers, merchants or other organizations that impact the perception of our brands or the payments industry in general. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers or other companies and organizations with which we work may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands by disseminating rapidly and globally actual or perceived damaging information about us, our products or merchants or other end users who utilize our products. To the extent any of our published sustainability metrics are subsequently viewed as inaccurate or we are unable to execute on our sustainability initiatives, we may be viewed negatively by consumers, investors and other stakeholders concerned about these matters. Also, as we are headquartered in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business. Any of the above issues could have a material and adverse effect to our overall business.
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

MASTERCARD 2019 FORM 10-K 29

PART I
ITEM 1A. RISK FACTORS

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

30 MASTERCARD 2019 FORM 10-K

PART I
ITEM 1A. RISK FACTORS

Mastercard Foundation’s substantial stock ownership, and restrictions on its sales, may impact corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of February 11, 2020, Mastercard Foundation owned 111,101,204 shares of Class A common stock, representing approximately 11.2% of our general voting power. Mastercard Foundation may not sell or otherwise transfer its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted and have occurred. Mastercard Foundation is permitted to sell all of its remaining shares after May 1, 2027, subject to certain conditions. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because Mastercard Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Item 1B. Unresolved staff comments
Not applicable.
Item 2. Properties
We own our corporate headquarters, located in Purchase, New York, and our principal technology and operations center, located in O’Fallon, Missouri. As of December 31, 2019, Mastercard and its subsidiaries owned or leased commercial properties throughout the U.S. and other countries around the world, consisting of corporate and regional offices, as well as our operations centers.
We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire or lease new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.
Item 3. Legal proceedings
Refer to Note 13 (Accrued Expenses and Accrued Litigation) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Item 4. Mine Safety Disclosures
Not applicable.

MASTERCARD 2019 FORM 10-K 31

PART I
EXECUTIVE OFFICERS

Information about our executive officers
(as of February 14, 2020)

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Ajay Banga President & Chief Executive Officer since July 2010	60	President and COO (2009-2010)
Executive positions at Citigroup (1996-2009), including CEO, Asia Pacific region; Chairman and CEO, International Global Consumer Group; Executive Vice President, Global Consumer Group; President, Retail Banking, North America; and business head for CitiFinancial and the U.S. Consumer Assets Division
Previous experience at Nestlé India and PepsiCo totaling 15 years, in roles of increasing responsibility

Ajay Bhalla President, Cyber and Intelligence Solutions since November 2018	54
President, Enterprise Security Solutions (2014- 2018)
President, Digital Gateway Services (2011-2013)
President, South Asia and Southeast Asia (2008-2011)
President, Southeast Asia (2002-2007)
Country Manager, Singapore and Head of Marketing, Southeast Asia (1997-2002)
Vice President (1993-1997)
			Various leadership positions at HSBC and Xerox Corporation (1988-1993)
Ann Cairns Vice Chairman since June 2018	63	President, International (2011-2018)
Managing director, Alvarez & Marsal (led the European team managing the estate of Lehman Brothers Holdings International through the Chapter 11 process in Europe) (2002-2008)
CEO, ABN AMRO
Senior corporate and investment banking roles at Citigroup
Research scientist and engineer for British Gas

Gilberto Caldart President, International since June 2018	60	President, Latin America and Caribbean region (2013-2018) Division President, South Latin America/Brazil (2008-2013)	Various leadership positions at Citigroup, including Country Business Manager, Brazil (2002-2008)
Michael Fraccaro Chief People Officer since July 2016	54	Executive Vice President, Human Resources, Global Products and Solutions (2014-2016) Senior Vice President, Human Resources, Global Products and Solutions (2012-2014)
Various executive-level human resources positions at HSBC Group, Hong Kong, a banking and financial services firm (2000-2012)
Prior senior human resources positions in banking and financial services in Australia and the Middle East

32 MASTERCARD 2019 FORM 10-K

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Michael Froman Vice Chairman and President, Strategic Growth since April 2018	57	Mr. Froman joined the Company in April 2018 in his current role
U.S. Trade Representative in the Executive Office of President Obama (2013-2017)
Assistant to the President and Deputy National Security Advisor for International Economic Policy (2009-2013)
Various executive positions at Citigroup (1999-2009), including CEO, CitiInsurance and COO of Citigroup’s alternative investments business

Edward McLaughlin President, Operations and Technology since May 2017	54	Chief Information Officer (2016-2017) Chief Emerging Payments Officer (2010-2015) Chief Franchise Development Officer (2009-2010) Senior Vice President, Bill Payment and Healthcare (2005-2009)
Group Vice President, Product and Strategy, Metavante Corporation (financial services technology company) (2002-2005)
Co-Founder and CEO, Paytrust, Inc. (online payments company acquired by Metavante Corporation in 2002) (1998-2002)

Sachin Mehra Chief Financial Officer since April 2019	49
Chief Financial Operations Officer (2018-2019)
Executive Vice President, Commercial Products (2015-2018)
Executive Vice President and Business Financial Officer, North America (2013-2015)
Corporate Treasurer (2010-2013)

Vice President and Treasurer, Hess Corporation (2008-2010)
Vice President and Deputy Treasurer, Hess Corporation (2007-2008)
Various treasury and finance positions of increasing responsibility, General Motors Corporation and GMAC (1996-2007)

Michael Miebach Chief Product Officer since January 2016	52	President, Middle East and Africa (2010-2015)
Managing Director, Middle East and North Africa, Barclays Bank PLC (2008-2010)
Managing Director, Sub-Saharan Africa, Barclays Bank PLC (2007-2008)
Various executive positions at Citigroup in Germany, Austria, U.K. and Turkey (1994-2007)

Tim Murphy General Counsel since April 2014	52
Chief Product Officer (2009-2014)
President, U.S. Region (2007-2009)
Executive Vice President, Customer Business Planning and Analysis (2006- 2007)
Senior Vice President and Associate General Counsel (2002-2006)
			Associate, Cleary, Gottlieb, Steen and Hamilton, New York and London
Raja Rajamannar Chief Marketing and Communications Officer and President, Healthcare since January 2016	58	Chief Marketing Officer (2013-2015)
Executive Vice President-Senior Business and Chief Transformation Officer, Anthem (formerly, WellPoint, Inc.) (2012- 2013)
Senior Vice President and Chief Innovation and Marketing Officer, Humana Inc. (2009-2012)
Various management positions at Citigroup (1994-2009), including Executive Vice President and Chief Marketing Officer-Citi Global Cards (2008-2009)

MASTERCARD 2019 FORM 10-K 33

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Raj Seshadri President, Data and Services since January 2020	54	President, U.S. Issuers (2016-2019)	Managing Director, Head of iShares U.S. Wealth Advisory business, BlackRock (2014-2016)
Kevin Stanton Chief Transformation Officer since January 2020	58
Chief Services Officer (2018-2019)
President, Mastercard Advisors (2010-2017)
President, Canada (2004-2010)
Senior Vice President, Strategy and Market Development (2002-2004)
Vice President, Senior Counsel and North America Region Counsel (1995-2002)

Craig Vosburg President, North America since January 2016	52
Chief Product Officer (2014-2015)
Executive Vice President, U.S. Market Development (2010-2014)
Head of Mastercard Advisors, U.S. and Canada (2008-2010)
Head of Mastercard Advisors, Southeast Asia, Greater China and South Asia/Middle East/Africa (2006-2008)
			Senior member-financial services practice, Bain & Company (2002-2006) and A.T. Kearney (1997-2002) Vice president, CoreStates Financial Corporation (1989-1995)

34 MASTERCARD 2019 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. At February 11, 2020, we had 68 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.
There is currently no established public trading market for our Class B common stock. There were approximately 271 holders of record of our non-voting Class B common stock as of February 11, 2020, constituting approximately 1.1% of our total outstanding equity.
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of Mastercard’s Class A common stock, the S&P 500 Financials and the S&P 500 Index for the five-year period ended December 31, 2019. The graph assumes a $100 investment in our Class A common stock and both of the indices and the reinvestment of dividends. Mastercard’s Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
Comparison of cumulative five-year total return
Total returns to stockholders for each of the years presented were as follows:

	Base period	Indexed Returns
		For the Years Ended December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Mastercard	$100.00	$113.80	$121.67	$179.67	$225.17	$358.38
S&P 500 Financials	100.00	98.47	120.92	147.75	128.50	169.78
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

36 MASTERCARD 2019 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF

Dividend Declaration and Policy
On December 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.40 per share paid on February 7, 2020 to holders of record on January 9, 2020 of our Class A common stock and Class B common stock. On February 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per share payable on May 8, 2020 to holders of record on April 9, 2020 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
On December 4, 2018, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $6.5 billion of our Class A common stock (the “2018 Share Repurchase Program”). This program became effective in January 2019. On December 3, 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $8.0 billion of our Class A common stock (the “2019 Share Repurchase Program”). This program became effective in January 2020.
During the fourth quarter of 2019, we repurchased a total of approximately 3.6 million shares for $994 million at an average price of $275.00 per share of Class A common stock. Our repurchase activity during the fourth quarter of 2019 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,128,776	$271.55	2,128,776	$719,951,874
November 1 – 30	1,363,616	278.93	1,363,616	339,605,253
December 1 – 31	121,837	291.38	121,837	8,304,104,890
Total	3,614,229	275.00	3,614,229

[1]	Dollar value of shares that may yet be purchased under the 2018 Share Repurchase Program and the 2019 Share Repurchase Program are as of the end of each period presented.

MASTERCARD 2019 FORM 10-K 37

PART II
ITEM 6. SELECTED FINANCIAL DATA

Item 6. Selected financial data
The statement of operations data and the cash dividends declared per share presented below for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data as of December 31, 2019 and 2018, were derived from the audited consolidated financial statements of Mastercard Incorporated included in Part II, Item 8. The statement of operations data and the cash dividends declared per share presented below for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our consolidated financial statements and notes thereto included in Part II, Item 8.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Statement of Operations Data:
Net revenue	$16,883	$14,950	$12,497	$10,776	$9,667
Operating expenses	7,219	7,668	5,875	5,015	4,589
Operating income	9,664	7,282	6,622	5,761	5,078
Net income	8,118	5,859	3,915	4,059	3,808
Basic earnings per share	7.98	5.63	3.67	3.70	3.36
Diluted earnings per share	7.94	5.60	3.65	3.69	3.35

Balance Sheet Data:
Total assets	$29,236	$24,860	$21,329	$18,675	$16,250
Long-term debt	8,527	5,834	5,424	5,180	3,268
Total equity	5,917	5,418	5,497	5,684	6,062

Cash dividends declared per share	$1.39	$1.08	$0.91	$0.79	$0.67

38 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International”) (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. For discussion related to the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Business Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro® and Cirrus®. We are a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through our unique and proprietary global payments network, which we refer to as our core network, we switch (authorize, clear and settle) payment transactions and deliver related products and services. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). We also provide integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs and processing. Our payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our financial institution customers.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Year ended December 31,			2019 Increase/ (Decrease)	2018 Increase/ (Decrease)
	2019	2018	2017
	($ in millions, except per share data)
Net revenue	$16,883	$14,950	$12,497	13%	20%
Operating expenses	$7,219	$7,668	$5,875	(6)%	31%
Operating income	$9,664	$7,282	$6,622	33%	10%
Operating margin	57.2%	48.7%	53.0%	8.5 ppt	(4.3) ppt
Income tax expense	$1,613	$1,345	$2,607	20%	(48)%
Effective income tax rate	16.6%	18.7%	40.0%	(2.1) ppt	(21.3) ppt
Net income	$8,118	$5,859	$3,915	39%	50%
Diluted earnings per share	$7.94	$5.60	$3.65	42%	53%
Diluted weighted-average shares outstanding	1,022	1,047	1,072	(2)%	(2)%

MASTERCARD 2019 FORM 10-K 39

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a summary of key non-GAAP operating results1, 2, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Year ended December 31,			2019 Increase/(Decrease)		2018 Increase/(Decrease)
	2019	2018	2017	As adjusted	Currency-neutral	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$16,883	$14,950	$12,497	13%	16%	20%	20%
Adjusted operating expenses	$7,219	$6,540	$5,693	10%	12%	15%	15%
Adjusted operating margin	57.2%	56.2%	54.4%	1.0 ppt	1.3 ppt	1.8 ppt	1.8 ppt
Adjusted effective income tax rate[2]	17.0%	18.5%	26.8%	(1.5) ppt	(1.3) ppt	(8.3) ppt	(8.2) ppt
Adjusted net income[2]	$7,937	$6,792	$4,906	17%	20%	38%	38%
Adjusted diluted earnings per share[2]	$7.77	$6.49	$4.58	20%	23%	42%	41%
Note: Tables may not sum due to rounding.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

[2]
For 2019 we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was immaterial in relation to our non-GAAP results.

Key highlights for 2019 as compared to 2018 were as follows:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Net revenue increased 16% on a currency-neutral basis, which included growth of approximately 1 percentage point from acquisitions. The primary drivers of our
up 13%	up 16%	net revenue growth were [1]:
- Gross dollar volume growth of 13% on a local currency basis
- Cross-border growth of 16% on a local currency basis
- Switched transaction growth of 19%
- Other revenues growth of 23%, or 24% on a currency-neutral basis. This includes 2 percentage points of growth due to acquisitions. The remaining growth was primarily driven by our Cyber & Intelligence and Data & Services solutions.
- These increases were partially offset by higher rebates and incentives, which increased 18%, or 20% on a currency-neutral basis, primarily due to the impact from new and renewed agreements and increased volumes.

[1]
The cross-border volume and switched transactions growth rates have been normalized to eliminate the effects of differing switching and carryover days between periods. Carryover days are those where transactions and volumes from days where the company does not clear and settle are processed.

40 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)
Adjusted operating expenses on a currency-neutral basis included growth of approximately 2 percentage points from acquisitions and 1 percentage point related to the differential in hedging gains and losses versus the year-ago period. The remaining 9 percentage points of growth was primarily related to our continued investment in strategic initiatives.

down 6%	up 12%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP (currency-neutral)	Adjusted effective income tax rate of 17.0% primarily attributable to a more favorable geographic mix of earnings and discrete tax benefits including a favorable court ruling in the current period.
16.6%	17.0%
Other 2019 financial highlights were as follows:

•	We generated net cash flows from operations of $8.2 billion.

•	We completed the acquisitions of businesses for total consideration of $1.5 billion.

•	We repurchased 26 million shares of our common stock for $6.5 billion and paid dividends of $1.3 billion

•	We completed debt offerings for an aggregate principal amount of $2.8 billion and separately repaid $500 million of principal that matured related to our 2014 USD Notes.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). For 2019, our non-GAAP financial measures also exclude the impact of gains and losses on our equity investments which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition and the related tax impacts. Prior year periods were not restated as the impact of the change was immaterial in relation to our non-GAAP results. Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments

•
During 2019, we recorded net gains of $167 million ($124 million after tax, or $0.12 per diluted share), primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

Special Items
Tax act

•
During 2019, we recorded a $57 million net tax benefit ($0.06 per diluted share) which included a $30 million benefit related to a reduction to the 2017 one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”) resulting from final tax regulations issued in 2019 and a $27 million benefit related to additional foreign tax credits which can be carried back under transition rules.

•
During 2018, we recorded a $75 million net tax benefit ($0.07 per diluted share) which included a $90 million benefit related to the carryback of foreign tax credits due to transition rules, offset by a net $15 million expense primarily related to an increase to our Transition Tax.

•
During 2017, we recorded additional tax expense of $873 million ($0.81 per diluted share) which included $825 million of provisional charges attributable to the Transition Tax, the remeasurement of our net deferred tax asset in the U.S. and the recognition of a deferred tax liability related to a change in assertion regarding reinvestment of foreign earnings, as well as $48 million additional tax expense related to a foregone foreign tax credit benefit on 2017 repatriations.

Litigation provisions

•	During 2018, we recorded pre-tax charges of $1,128 million ($1,008 million after tax, or $0.96 per diluted share) related to litigation provisions which included pre-tax charges of:

◦	$654 million related to a fine issued by the European Commission

MASTERCARD 2019 FORM 10-K 41

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

◦	$237 million related to both the U.S. merchant class litigation and the filed and anticipated opt-out U.S. merchant cases

◦	$237 million related to litigation settlements with U.K. and Pan-European merchants.

•	During 2017, we recorded pre-tax charges of $15 million ($10 million after tax, or $0.01 per diluted share) related to a litigation settlement with Canadian merchants.
Venezuela charge

•
During 2017, we recorded a pre-tax charge of $167 million ($108 million after tax, or $0.10 per diluted share) in general and administrative expenses related to the deconsolidation of our Venezuelan subsidiaries.

See Note 1 (Summary of Significant Accounting Policies), Note 7 (Investments), Note 20 (Income Taxes) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
In addition, we present growth rates adjusted for the impact of currency, which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

42 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Year ended December 31, 2019
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,219	57.2%	$67	16.6%	$8,118	$7.94
(Gains) losses on equity investments	**	**	(167)	(0.2)%	(124)	(0.12)
Tax act	**	**	**	0.6%	(57)	(0.06)
Non-GAAP	$7,219	57.2%	$(100)	17.0%	$7,937	$7.77

	Year ended December 31, 2018
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,668	48.7%	$(78)	18.7%	$5,859	$5.60
Litigation provisions	(1,128)	7.5%	**	(1.1)%	1,008	0.96
Tax act	**	**	**	0.9%	(75)	(0.07)
Non-GAAP	$6,540	56.2%	$(78)	18.5%	$6,792	$6.49

	Year ended December 31, 2017
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,875	53.0%	$(100)	40.0%	$3,915	$3.65
Tax act	**	**	**	(13.4)%	873	0.81
Venezuela charge	(167)	1.3%	**	0.2%	108	0.10
Litigation provisions	(15)	0.1%	**	—%	10	0.01
Non-GAAP	$5,693	54.4%	$(100)	26.8%	$4,906	$4.58
Note: Tables may not sum due to rounding.
** Not applicable

MASTERCARD 2019 FORM 10-K 43

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	(6)%	8.5	(2.1) ppt	39%	42%
(Gains) losses on equity investments [1]	**	**	**	(0.2) ppt	(2)%	(2)%
Tax act	**	**	**	(0.3) ppt	1%	1%
Litigation provisions	**	16%	(7.5) ppt	1.1 ppt	(20)%	(21)%
Non-GAAP	13%	10%	1.0 ppt	(1.5) ppt	17%	20%
Currency impact [2]	3%	2%	0.3 ppt	0.2 ppt	3%	3%
Non-GAAP - currency-neutral	16%	12%	1.3 ppt	(1.3) ppt	20%	23%

	Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	20%	31%	(4.3) ppt	(21.3) ppt	50%	53%
Litigation provisions	**	(19)%	7.4 ppt	(1.0) ppt	25%	26%
Tax act	**	**	**	14.2 ppt	(33)%	(34)%
Venezuela charge	**	3%	(1.3) ppt	(0.2) ppt	(3)%	(3)%
Non-GAAP	20%	15%	1.8 ppt	(8.3) ppt	38%	42%
Currency impact [2]	—%	—%	—	0.1 ppt	—%	—%
Non-GAAP - currency-neutral	20%	15%	1.8 ppt	(8.2) ppt	38%	41%
Note: Tables may not sum due to rounding.
** Not applicable

[1]
For 2019 we updated our non-GAAP methodology to exclude the impact of gains and losses on our equity investments. Prior year periods were not restated as the impact of the change was immaterial in relation to our non-GAAP results.

[2]	Represents the currency translational and transactional impact.

44 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Currency
Currency Impact (Translation and Transactional)
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2019, GDV on a U.S. dollar-converted basis increased 9.6%, while GDV on a local currency basis increased 13.0% versus 2018. In 2018, GDV on a U.S. dollar-converted basis increased 12.8%, while GDV on a local currency basis increased 13.8% versus 2017. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
The translational and transactional impact of currency (“Currency impact”) has been identified in our growth impact tables and has been excluded from our currency neutral growth rates, which are non-GAAP financial measures. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses on the consolidated statement of operations. We manage foreign currency balance sheet remeasurement and transactional currency exposure through our foreign exchange risk management activities, which are discussed further in Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8. Since we do not designate foreign exchange derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives immediately in current-period earnings, with the related hedged item being recognized as the exposures materialize.
Risk of Currency Devaluation
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

MASTERCARD 2019 FORM 10-K 45

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Gross revenue increased 14%, or 17% on a currency-neutral basis in 2019 versus the prior year, primarily due to an increase in transactions, dollar volume of activity on cards carrying our brands for both domestic and cross-border transactions and other payment-related products and services.
Rebates and incentives increased 18%, or 20% on a currency-neutral basis in 2019 versus the prior year, primarily due to the impact from new and renewed agreements and increased volumes.
Our net revenue increased 13%, or 16% on a currency-neutral basis in 2019 versus the prior year, including growth of 1 percentage point from our acquisitions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for a further discussion of how we recognize revenue.
The components of net revenue were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019	2018
	($ in millions)
Domestic assessments	$6,781	$6,138	$5,130	10%	20%
Cross-border volume fees	5,606	4,954	4,174	13%	19%
Transaction processing	8,469	7,391	6,188	15%	19%
Other revenues	4,124	3,348	2,853	23%	17%
Gross revenue	24,980	21,831	18,345	14%	19%
Rebates and incentives (contra-revenue)	(8,097)	(6,881)	(5,848)	18%	18%
Net revenue	$16,883	$14,950	$12,497	13%	20%
The following table summarizes the drivers of net revenue growth:

	For the Years Ended December 31,
	Volume		Acquisitions		Revenue Standard [1]		Currency Impact [2]		Other [3]				Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019		2018		2019	2018
Domestic assessments	13%	14%	—%	—%	**	6%	(3)%	(1)%	1%	[4]	2%	[4]	10%	20%
Cross-border volume fees	14%	17%	—%	—%	**	1%	(3)%	1%	2%		—%		13%	19%
Transaction processing	14%	14%	—%	—%	**	—%	(2)%	—%	3%		5%		15%	19%
Other revenues	**	**	2%	2%	**	—%	(1)%	(1)%	22%	[5]	16%	[5]	23%	17%
Rebates and incentives	9%	10%	—%	—%	**	(2)%	(3)%	(1)%	11%	[6]	11%	[6]	18%	18%
Net revenue	13%	14%	1%	0.5%	**	4%	(3)%	—%	2%		2%		13%	20%
Note: Table may not sum due to rounding
** Not applicable

[1]
Represents the impact of our adoption of the revenue guidance in 2018. For a more detailed discussion on the impact of the revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8.

[2]	Represents the currency translational and transactional impact.

[3]	Includes impact from pricing and other non-volume based fees.

[4]	Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.

[5]	Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.

[6]	Includes the impact of new, renewed and expired agreements.

46 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a summary of the trend in volume and transaction growth. The cross-border volume and switched transactions growth rates have been normalized to eliminate the effects of differing switching and carryover days between periods. Carryover days are those where transactions and volumes from days where the company does not clear and settle are processed. Additionally, we adjusted the switched transactions growth rate in the prior period for the deconsolidation of our Venezuelan subsidiaries in 2017. For a more detailed discussion of the deconsolidation of our Venezuelan subsidiaries, refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8.

	For the Years Ended December 31,
	2019		2018
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	10%	13%	13%	14%
Asia Pacific/Middle East/Africa	8%	12%	13%	13%
Canada	4%	7%	10%	10%
Europe	12%	18%	18%	19%
Latin America	9%	15%	8%	17%
United States	10%	10%	10%	10%
Cross-border volume [1]		16%		18%

[1]	Excludes volume generated by Maestro and Cirrus cards.

	For the Years Ended December 31,
	2019	2018
Switched transactions	19%	17%
No individual country, other than the United States, generated more than 10% of net revenue in any such period. A significant portion of our net revenue is concentrated among our five largest customers. In 2019, the net revenue from these customers was approximately $3.5 billion, or 21%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue.
Operating Expenses
Operating expenses decreased 6% in 2019 versus the prior year. Adjusted operating expenses increased 10%, or 12% on a currency-neutral basis in 2019 versus the prior year. Current year results include growth of approximately 2 percentage points from acquisitions and 1 percentage point primarily from foreign exchange derivative contracts.
The components of operating expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019	2018
	($ in millions)
General and administrative	$5,763	$5,174	$4,653	11%	11%
Advertising and marketing	934	907	771	3%	18%
Depreciation and amortization	522	459	436	14%	5%
Provision for litigation	—	1,128	15	**	**
Total operating expenses	7,219	7,668	5,875	(6)%	31%
Special Items[1]	—	(1,128)	(182)	**	**
Adjusted operating expenses (excluding Special Items1)	$7,219	$6,540	$5,693	10%	15%
Note: Table may not sum due to rounding.
** Not meaningful

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD 2019 FORM 10-K 47

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the drivers of changes in operating expenses:

	For the Years Ended December 31,
	Operational			Special Items [2]		Acquisitions		Revenue Standard [3]		Currency Impact [4]		Total
	2019	2018		2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
General and administrative	11%	14%	[1]	**	(4)%	2%	1%	**	—%	(2)%	—%	11%	11%
Advertising and marketing	5%	(4)%		**	**	—%	—%	**	21%	(2)%	—%	3%	18%
Depreciation and amortization	9%	(5)%		**	**	7%	10%	**	—%	(2)%	—%	14%	5%
Provision for litigation	**	**		**	**	**	**	**	**	**	**	**	**
Total operating expenses	10%	10%	[1]	(16)%	16%	2%	2%	**	3%	(2)%	—%	(6)%	31%
Note: Table may not sum due to rounding.
** Not meaningful

[1]
Includes a 2 percentage point impact to general and administrative and total operating expenses growth due to contributions made in 2018 to support inclusive growth efforts. Contributions made in 2019 were comparable to the prior year.

[2]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

[3]
Represents the impact of our adoption of the revenue guidance in 2018. For a more detailed discussion on the impact of the revenue guidance, refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8.

[4]	Represents the currency translational and transactional impact.
General and Administrative
General and administrative expenses increased 11%, or 13% on a currency-neutral basis in 2019 versus the prior year. Current year results include growth of approximately 2 percentage points from acquisitions and 1 percentage point primarily from foreign exchange derivative contracts. The remaining increase was primarily driven by an increase in personnel to support our continued investment in our strategic initiatives.
The components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019	2018
	($ in millions)
Personnel	$3,537	$3,214	$2,687	10%	20%
Professional fees	447	377	355	19%	6%
Data processing and telecommunications	666	600	504	11%	19%
Foreign exchange activity [1]	32	(36)	106	**	**
Other	1,081	1,019	1,001	6%	2%
Total general and administrative expenses	5,763	5,174	4,653	11%	11%
Special Items [2]	—	—	(167)	**	**
Adjusted general and administrative expenses (excluding Special Items2)	$5,763	$5,174	$4,486	11%	15%
Note: Table may not sum due to rounding.
** Not meaningful

[1]
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8 for further discussion.

[2]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Advertising and Marketing
Advertising and marketing expenses increased 3%, or 5% on a currency-neutral basis in 2019 versus the prior year, primarily due to higher spending on certain sponsorship initiatives.

48 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization
Depreciation and amortization expenses increased 14% , or 15% on a currency-neutral basis in 2019 versus the prior year. Current year results include growth of approximately 7 percentage points from acquisitions with the remaining increase primarily driven by amortization of certain intangible assets and depreciation on data center assets.
Provision for Litigation
Provision for litigation decreased in 2019 versus the prior year as there were no litigation charges in the current year. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
Other income (expense) increased in 2019 versus the prior year primarily due to net gains of $167 million which were related to unrealized fair market value adjustments on marketable and non-marketable equity securities in the current period.
The components of other income (expense) were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019	2018
	($ in millions)
Investment Income	$97	$122	$56	(21)%	**
Gains (losses) on equity investments, net	167	—	—	**	**
Interest expense	(224)	(186)	(154)	20%	21%
Other income (expense), net	27	(14)	(2)	**	**
Total other income (expense)	67	(78)	(100)	**	(22)%
Note: Table may not sum due to rounding.
** Not meaningful
Income Taxes
The effective income tax rates for the years ended December 31, 2019 and 2018 were 16.6% and 18.7%, respectively. The effective income tax rate for 2019 was lower than the effective income tax rate for 2018, primarily due to the nondeductible nature of the fine issued by the European Commission in 2018 and a discrete tax benefit related to a favorable court ruling in 2019. These 2019 benefits were partially offset by discrete tax benefits in 2018 primarily related to foreign tax credits generated in 2018 as a result of U.S. tax reform, which can be carried back and utilized in 2017 under transition rules issued by the Department of the Treasury and the Internal Revenue Service.
The adjusted effective income tax rates for the years ended December 31, 2019 and 2018 were 17.0% and 18.5%, respectively. The adjusted effective income tax rate was lower than the prior year primarily due to a more favorable geographic mix of earnings and discrete tax benefits including a favorable court ruling in 2019.
See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2019	2018
	(in billions)
Cash, cash equivalents and investments [1]	$7.7	$8.4
Unused line of credit	6.0	4.5

[1]
Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.0 billion and $1.7 billion at December 31, 2019 and 2018, respectively.

MASTERCARD 2019 FORM 10-K 49

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many of the transactions between our customers. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region. See Note 22 (Settlement and Other Risk Management) to the consolidated financial statements in Part II, Item 8 for a description of these guarantees.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors - Legal and Regulatory Risks and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8; and Part II, Item 7 (Business Environment).
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$8,183	$6,223	$5,664
Net cash used in investing activities	(1,640)	(506)	(1,781)
Net cash used in financing activities	(5,867)	(4,966)	(4,764)
Net cash provided by operating activities increased $2.0 billion in 2019 versus the prior year, primarily due to higher net income as adjusted for non-cash items.
Net cash used in investing activities increased $1.1 billion in 2019 versus the prior year, primarily due to acquisitions and purchases of equity investments, partially offset by higher net proceeds from our investments in available-for-sale and held-to-maturity securities.
Net cash used in financing activities increased $901 million in 2019 versus the prior year, primarily due to higher repurchases of our Class A common stock, higher dividends paid and the settlement of the contingent consideration attributable to our 2017 acquisitions, partially offset by higher net debt proceeds in the current period.
Debt and Credit Availability
In May 2019, we issued $1.0 billion principal amount of notes due June 2029 and $1.0 billion principal amount of notes due June 2049 and in December 2019, we issued $750 million principal amount of notes due March 2025. Additionally, during 2019, $500 million of principal related to the 2014 USD Notes matured and was paid. Our total debt outstanding was $8.5 billion at December 31, 2019, with the earliest maturity of $650 million of principal occurring in November 2021.
As of December 31, 2019, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2024.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2019.
See Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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

50 MASTERCARD 2019 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

results, available cash and current and anticipated cash needs. The following table summarizes the annual, per share dividends paid in the years reflected:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Cash dividend, per share	$1.32	$1.00	$0.88
Cash dividends paid	$1,345	$1,044	$942
On December 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.40 per share paid on February 7, 2020 to holders of record on January 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $403 million.
On February 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per share payable on May 8, 2020 to holders of record on April 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $402 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2019, 2018 and 2017, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $8.0 billion, $6.5 billion and $4.0 billion, respectively, of our Class A common stock. The program approved in 2019 became effective in January 2020 after completion of the share repurchase program authorized in 2018. The following table summarizes our share repurchase authorizations of our Class A common stock through December 31, 2019, under the plans approved in 2018 and 2017:

(in millions, except per share data)
Remaining authorization at December 31, 2018	$6,801
Dollar-value of shares repurchased in 2019	$6,497
Remaining authorization at December 31, 2019	$8,304
Shares repurchased in 2019	26.4
Average price paid per share in 2019	$245.89
See Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt, other than the commitments presented in the Future Obligations table that follows.

MASTERCARD 2019 FORM 10-K 51

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Obligations
The following table summarizes our obligations as of December 31, 2019 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	2020	2021 - 2022	2023 - 2024	2025 and thereafter	Total
	(in millions)
Debt	$—	$1,435	$1,000	$6,165	$8,600
Interest on debt	242	470	423	2,235	3,370
Operating leases [1]	112	216	169	376	873
Other obligations
Sponsorship, licensing and other	404	356	59	—	819
Employee benefits [2]	62	50	48	113	273
Transition Tax [3]	—	89	227	161	477
Redeemable non-controlling interests [4]	76	—	—	—	76
Total [5]	$896	$2,616	$1,926	$9,050	$14,488

[1]
Amounts relate to the maturity of our operating lease liabilities. See Note 10 (Property, Equipment and Right-of-Use Assets) to the consolidated financial statements included in Part II, Item 8 for further discussion.

[2]	Amounts relate to severance along with expected funding requirements for defined benefit pension and postretirement plans.

[3]
Amounts relate to the U.S. tax liability on the Transition Tax on accumulated non-U.S. earnings of U.S entities. See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.

[4]
Amount relates to the fixed-price put option for the Vocalink remaining shareholders to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter. See Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 for further discussion.

[5]	The table does not include the following:

•
Payment related to a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S, for €2.85 billion (approximately $3.19 billion as of December 31, 2019) as the transaction is subject to regulatory approval and other customary closing conditions. See Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 for further discussion.

•
Liability for unrecognized tax benefits of $203 million as of December 31, 2019. These amounts have been excluded from the table since the settlement period of this liability cannot be reasonably estimated and the timing of these payments will depend on the progress of tax examinations with the various authorities. See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.

•
Litigation provision of $914 million as of December 31, 2019 as the timing of payments is not fixed and determinable. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.

•
Future cash payments that will become due to customers and merchants under business agreements as the amounts due are contingent on future performance. We have accrued $4.8 billion as of December 31, 2019 related to these customer and merchant agreements.

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
Revenue Recognition - Rebates and Incentives
We enter into business agreements with certain customers that provide for rebates or support when customers meet certain volume thresholds as well as other support incentives, which are tied to customer performance. We consider various factors in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer. Rebates and incentives are recorded as a reduction to gross revenue based on these estimates primarily when volume- and transaction - based revenues are recognized over the contractual term. Differences between actual results and our estimates are adjusted in the period the customer reports actual performance. If our customers’ actual performance is not consistent with our estimates of their performance, net revenue may be materially different.

52 MASTERCARD 2019 FORM 10-K

PART II
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
Business Combinations
We account for our business combinations using the acquisition method of accounting. The acquisition purchase price is allocated to the underlying identified, tangible and intangible assets, liabilities assumed and any non-controlling interest in the acquiree, based on their respective estimated fair values on the acquisition date. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. The amounts and useful lives assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. We use various valuation techniques to determine fair value, primarily discounted cash flows analysis, relief-from-royalty and multi-period excess earnings for estimating the value of intangible assets. These valuation techniques included comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. Determining the fair value of assets acquired, liabilities assumed, any non-controlling interest in the acquiree and the expected useful lives, requires management’s judgment. The significance of management’s estimates and assumptions is relative to the size of the acquisition. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
Item 7A. Quantitative and qualitative disclosures about market risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in factors such as interest rates and foreign currency exchange rates. Our exposure to market risk from changes in interest rates and foreign exchange rates is limited. Management monitors risk exposures on an ongoing basis and establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments to manage these risks.

MASTERCARD 2019 FORM 10-K 53

PART II
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage transactional currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $144 million and $113 million on our foreign exchange derivative contracts outstanding at December 31, 2019 and 2018, respectively, related to the hedging program.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between the timing of when a payment transaction takes place and the subsequent settlement with our customers.
Interest Rate Risk
During the fourth quarter of 2019, we entered into interest rate derivative contracts that were designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted debt issuances. At December 31, 2019, the total notional amount of these contracts was $1 billion. The maximum length of time over which we have hedged our exposure to the variability in future cash flows is 30 years. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $168 million on our interest rate derivative contracts outstanding at December 31, 2019. There were no similar contracts outstanding as of December 31, 2018.
In addition, our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact on our investments at December 31, 2019 and 2018.

54 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8. Financial statements and supplementary data
Mastercard Incorporated

MASTERCARD 2019 FORM 10-K 55

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s report on internal control over financial reporting
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

56 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mastercard Incorporated:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mastercard Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

MASTERCARD 2019 FORM 10-K 57

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Rebates and Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company provides certain customers with rebates or incentives which totaled $8.1 billion for the year ended December 31, 2019. The Company has business agreements with certain customers that provide for rebates or other support when customers meet certain volume hurdles as well as other support incentives, which are tied to performance. Rebates and incentives are recorded as a reduction to gross revenue primarily when volume- and transaction-based revenues are recognized over the contractual term. Rebates and incentives are calculated based upon estimated customer performance and the terms of the related business agreements. Management considers various factors in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
The principal considerations for our determination that performing procedures relating to rebates and incentives is a critical audit matter was the significant judgment of management when developing estimates related to rebates and incentives based on customer performance. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s estimates related to customer performance and the reasonableness of assumptions related to the forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to customer rebates and incentives, including controls over evaluating customer performance based upon historical experience with that customer, forecasted transactions, card issuance and card conversion volumes and expected payments. These procedures also included, among others, evaluating the reasonableness of estimated customer performance for a sample of customer agreements, including (i) evaluating rebate and incentive contracts to identify whether all incentives are identified and recorded accurately; (ii) testing management’s process for developing the estimated customer performance, including evaluating the reasonableness of the assumptions related to the forecasted transactions, card issuance and card conversion volumes, expected payments and historical customer experience; and (iii) evaluating the estimated customer performance as compared to actual results in the period the customer reports actual performance.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2020
We have served as the Company’s auditor since 1989.

58 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Operations
	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Net Revenue	$16,883	$14,950	$12,497
Operating Expenses
General and administrative	5,763	5,174	4,653
Advertising and marketing	934	907	771
Depreciation and amortization	522	459	436
Provision for litigation	—	1,128	15
Total operating expenses	7,219	7,668	5,875
Operating income	9,664	7,282	6,622
Other Income (Expense)
Investment income	97	122	56
Gains (losses) on equity investments, net	167	—	—
Interest expense	(224)	(186)	(154)
Other income (expense), net	27	(14)	(2)
Total other income (expense)	67	(78)	(100)
Income before income taxes	9,731	7,204	6,522
Income tax expense	1,613	1,345	2,607
Net Income	$8,118	$5,859	$3,915

Basic Earnings per Share	$7.98	$5.63	$3.67
Basic weighted-average shares outstanding	1,017	1,041	1,067
Diluted Earnings per Share	$7.94	$5.60	$3.65
Diluted weighted-average shares outstanding	1,022	1,047	1,072

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2019 FORM 10-K 59

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Comprehensive Income
	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net Income	$8,118	$5,859	$3,915
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(319)	565
Income tax effect	13	40	2
Foreign currency translation adjustments, net of income tax effect	23	(279)	567

Translation adjustments on net investment hedge	36	96	(236)
Income tax effect	(8)	(21)	83
Translation adjustments on net investment hedge, net of income tax effect	28	75	(153)

Cash flow hedges	14	—	—
Income tax effect	(3)	—	—
Cash flow hedges, net of income tax effect	11	—	—

Defined benefit pension and other postretirement plans	(22)	(18)	15
Income tax effect	3	3	(1)
Defined benefit pension and other postretirement plans, net of income tax effect	(19)	(15)	14

Investment securities available-for-sale	3	(3)	(3)
Income tax effect	(1)	1	2
Investment securities available-for-sale, net of income tax effect	2	(2)	(1)

Other comprehensive income (loss), net of income tax effect	45	(221)	427
Comprehensive Income	$8,163	$5,638	$4,342

The accompanying notes are an integral part of these consolidated financial statements.

60 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheet
	December 31,
	2019	2018
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,988	$6,682
Restricted cash for litigation settlement	584	553
Investments	688	1,696
Accounts receivable	2,514	2,276
Settlement due from customers	2,995	2,452
Restricted security deposits held for customers	1,370	1,080
Prepaid expenses and other current assets	1,763	1,432
Total current assets	16,902	16,171
Property, equipment and right-of-use assets, net	1,828	921
Deferred income taxes	543	570
Goodwill	4,021	2,904
Other intangible assets, net	1,417	991
Other assets	4,525	3,303
Total Assets	$29,236	$24,860

Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$489	$537
Settlement due to customers	2,714	2,189
Restricted security deposits held for customers	1,370	1,080
Accrued litigation	914	1,591
Accrued expenses	5,489	4,747
Current portion of long-term debt	—	500
Other current liabilities	928	949
Total current liabilities	11,904	11,593
Long-term debt	8,527	5,834
Deferred income taxes	85	67
Other liabilities	2,729	1,877
Total Liabilities	23,245	19,371

Commitments and Contingencies

Redeemable Non-controlling Interests	74	71

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,391 and 1,387 shares issued and 996 and 1,019 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 11 and 12 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,787	4,580
Class A treasury stock, at cost, 395 and 368 shares, respectively	(32,205)	(25,750)
Retained earnings	33,984	27,283
Accumulated other comprehensive income (loss)	(673)	(718)
Mastercard Incorporated Stockholders' Equity	5,893	5,395
Non-controlling interests	24	23
Total Equity	5,917	5,418

Total Liabilities, Redeemable Non-controlling Interests and Equity	$29,236	$24,860

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2019 FORM 10-K 61

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2016	$—	$—	$4,183	$(17,021)	$19,418	$(924)	$5,656	$28	$5,684
Net income	—	—	—	—	3,915	—	3,915	—	3,915
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	427	427	—	427
Dividends	—	—	—	—	(967)	—	(967)	—	(967)
Purchases of treasury stock	—	—	—	(3,747)	—	—	(3,747)	—	(3,747)
Share-based payments	—	—	182	4	—	—	186	—	186
Balance at December 31, 2017	—	—	4,365	(20,764)	22,364	(497)	5,468	29	5,497
Adoption of revenue standard	—	—	—	—	366	—	366	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	(183)	—	(183)
Net income	—	—	—	—	5,859	—	5,859	—	5,859
Activity related to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(221)	(221)	—	(221)
Dividends	—	—	—	—	(1,120)	—	(1,120)	—	(1,120)
Purchases of treasury stock	—	—	—	(4,991)	—	—	(4,991)	—	(4,991)
Share-based payments	—	—	215	5	—	—	220	—	220
Balance at December 31, 2018	—	—	4,580	(25,750)	27,283	(718)	5,395	23	5,418

62 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2018	—	—	4,580	(25,750)	27,283	(718)	5,395	23	5,418
Net income					8,118		8,118	—	8,118
Activity related to non-controlling interests	—	—	—	—		—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	45	45	—	45
Dividends	—	—	—	—	(1,408)	—	(1,408)	—	(1,408)
Purchases of treasury stock	—	—	—	(6,463)	—	—	(6,463)	—	(6,463)
Share-based payments	—	—	207	8	—	—	215	—	215
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2019 FORM 10-K 63

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating Activities
Net income	$8,118	$5,859	$3,915
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,141	1,235	1,001
Depreciation and amortization	522	459	437
(Gains) losses on equity investments, net	(167)	—	—
Share-based compensation	250	196	176
Deferred income taxes	(7)	(244)	86
Venezuela charge	—	—	167
Other	24	31	59
Changes in operating assets and liabilities:
Accounts receivable	(246)	(317)	(445)
Income taxes receivable	(202)	(120)	(8)
Settlement due from customers	(444)	(1,078)	(281)
Prepaid expenses	(1,661)	(1,769)	(1,402)
Accrued litigation and legal settlements	(662)	869	(12)
Restricted security deposits held for customers	290	(6)	94
Accounts payable	(42)	101	290
Settlement due to customers	477	849	394
Accrued expenses	657	439	589
Long-term taxes payable	2	(20)	577
Net change in other assets and liabilities	133	(261)	27
Net cash provided by operating activities	8,183	6,223	5,664
Investing Activities
Purchases of investment securities available-for-sale	(643)	(1,300)	(714)
Purchases of investments held-to-maturity	(215)	(509)	(1,145)
Proceeds from sales of investment securities available-for-sale	1,098	604	304
Proceeds from maturities of investment securities available-for-sale	376	379	500
Proceeds from maturities of investments held-to-maturity	383	929	1,020
Purchases of property and equipment	(422)	(330)	(300)
Capitalized software	(306)	(174)	(123)
Purchases of equity investments	(467)	(91)	(147)
Acquisition of businesses, net of cash acquired	(1,440)	—	(1,175)
Other investing activities	(4)	(14)	(1)
Net cash used in investing activities	(1,640)	(506)	(1,781)
Financing Activities
Purchases of treasury stock	(6,497)	(4,933)	(3,762)
Dividends paid	(1,345)	(1,044)	(942)
Proceeds from debt	2,724	991	—
Payment of debt	(500)	—	(64)
Contingent consideration paid	(199)	—	—
Tax withholdings related to share-based payments	(161)	(80)	(47)
Cash proceeds from exercise of stock options	126	104	57
Other financing activities	(15)	(4)	(6)
Net cash used in financing activities	(5,867)	(4,966)	(4,764)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(44)	(6)	200
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	632	745	(681)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,337	7,592	8,273
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,969	$8,337	$7,592

The accompanying notes are an integral part of these consolidated financial statements.

64 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to consolidated financial statements
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company makes payments easier and more efficient by providing a wide range of payment solutions and services through its family of well-known brands, including Mastercard®, Maestro® and Cirrus®. The Company is a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through its unique and proprietary global payments network, which is referred to as the core network, the Company switches (authorizes, clears and settles) payment transactions and delivers related products and services. Mastercard has additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). The Company also provides integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs and processing. The Company’s payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
A typical transaction on the Company’s core network involves four participants in addition to the Company: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution). The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of the Company’s products. In most cases, account holder relationships belong to, and are managed by, the Company’s financial institution customers.
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2019 and 2018, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2019 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Prior to December 31, 2017, the Company included the financial results from its Venezuela subsidiaries in the consolidated financial statements using the consolidation method of accounting. In 2017, due to foreign exchange regulations restricting access to U.S. dollars in Venezuela, an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar impacted the Company’s ability to manage risk, process cross-border transactions and satisfy U.S. dollar denominated liabilities related to operations in Venezuela.  As a result of these factors, Mastercard concluded that effective December 31, 2017, it did not meet the accounting criteria for consolidation of these Venezuelan subsidiaries, and therefore would transition to the measurement alternative method of accounting as of December 31, 2017. This accounting change resulted in a pre-tax charge of $167 million ($108 million after tax or $0.10 per diluted share) that was recorded in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2017.
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2019, 2018 and 2017, net losses from non-controlling interests were not material and, as a result, amounts are included on the consolidated statement of operations within other income (expense).
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is

MASTERCARD 2019 FORM 10-K 65

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Revenue recognition - Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. Revenue is primarily generated by charging fees to issuers, acquirers and other stakeholders for providing switching services, as well as by assessing customers based primarily on the dollar volume of activity, or gross dollar volume, on the products that carry the Company’s brands. Revenue is generally derived from transactional information accumulated by Mastercard’s systems or reported by customers.
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards. Certain volume-based revenue is based upon information reported by customers. Transaction-based revenue (transaction processing) is primarily based on the number and type of transactions and is recognized as revenue in the same period in which the related transactions occur. Other payment-related products and services are recognized as revenue in the period in which the related services are performed or transactions occur.
Mastercard has business agreements with certain customers that provide for rebates or other support when the customers meet certain volume hurdles as well as other support incentives, which are tied to performance. Rebates and incentives are recorded as a reduction of gross revenue primarily when volume- and transaction-based revenues are recognized over the contractual term. Rebates and incentives are calculated based upon estimated customer performance and the terms of the related business agreements. In addition, Mastercard may make payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis.
Contract assets include unbilled consideration typically resulting from executed data analytic and consulting services performed for customers in connection with Mastercard’s payment network service arrangements. Collection for these services typically occurs over the contractual term. Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet.
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue is primarily derived from data analytic and consulting services. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet.
Business combinations - The Company accounts for business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, at fair value as of the acquisition date. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses. Any excess purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. Measurement period adjustments, if any, to the preliminary estimated fair value of the intangibles assets as of the acquisition date will be recorded in goodwill.
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
Impairment of assets - Goodwill and indefinite-lived intangible assets are not amortized but tested annually for impairment at the reporting unit level in the fourth quarter, or sooner when circumstances indicate an impairment may exist.  The impairment evaluation for goodwill utilizes a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The qualitative factors may include, but are not limited to, macroeconomic conditions, industry and market conditions, operating environment, financial performance and other relevant events. If it is determined that it is more likely than not that goodwill is impaired, then the Company is required to perform a quantitative goodwill impairment test. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, then goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment charge.
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
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated

66 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value, an impairment is recorded.
Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statement of operations.
Litigation - The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. Loss contingencies are recorded in provision for litigation on the consolidated statement of operations. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statement of operations.
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
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed separately as noncurrent assets and liabilities on the consolidated balance sheet. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet. The Company records interest expense related to income tax matters as interest expense on the consolidated statement of operations. The Company includes penalties related to income tax matters in the income tax provision.
Cash and cash equivalents - Cash and cash equivalents include certain investments with daily liquidity and with an original maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.
Restricted cash - The Company classifies cash and cash equivalents as restricted when it is unavailable for withdrawal or use in its general operations. The Company has the following types of restricted cash and restricted cash equivalents which are included in the reconciliation of beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows:

•
Restricted cash for litigation settlement - The Company has restricted cash for litigation within a qualified settlement fund related to the settlement agreement for the U.S. merchant class litigation. The funds continue to be restricted for payments until the litigation matter is resolved.

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

MASTERCARD 2019 FORM 10-K 67

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets and inputs that are observable for the asset or liability

•	Level 3 - inputs to the valuation methodology are unobservable and cannot be directly corroborated by observable market data
Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets measured at fair value on a nonrecurring basis include property, equipment and right-of-use assets, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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
Contingent consideration - Certain business combinations involve the potential for future payment of consideration that is contingent upon the achievement of performance milestones. These liabilities are classified within Level 3 of the Valuation Hierarchy as the inputs used to measure fair value are unobservable and require management’s judgment. The fair value of the contingent consideration at the acquisition date and subsequent periods is determined utilizing an income approach based on a Monte Carlo technique and is recorded in other current liabilities and other liabilities on the consolidated balance sheet. Changes to projected performance milestones of the acquired businesses could result in a higher or lower contingent consideration liability. The changes in fair value as a result of updated assumptions will be recorded in general and administrative expenses on the consolidated statement of operations.
Investment securities - The Company classifies investments as available-for-sale or held-to-maturity at the date of acquisition.

•	Available-for-sale debt securities:

◦
Available-for-sale securities that are available to meet the Company’s current operational needs are classified as current assets and the securities that are not available for current operational needs are classified as non-current assets on the consolidated balance sheet.

The investments in debt securities are carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statement of comprehensive income. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statement of operations. The specific identification method is used to determine realized gains and losses.
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

•	Held-to-maturity securities:

◦
Time deposits - The Company classifies time deposits with original maturities greater than three months as held-to-maturity. Held-to-maturity securities that mature within one year are classified as current assets within investments on the consolidated balance sheet while held-to-maturity securities with maturities of greater than one year are classified as non-current assets. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity.

68 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity investments - The Company holds equity securities of publicly traded and privately held companies.

•
Marketable equity securities - Marketable equity securities are strategic investments in publicly traded companies and are measured at fair value using quoted prices in their respective active markets with changes recorded through gain (losses) on equity investments, net on the consolidated statement of operations. Securities that are not for use in current operations are classified in other assets on the consolidated balance sheet.

•
Nonmarketable equity investments - The Company’s nonmarketable equity investments, which are reported in other assets on the consolidated balance sheet, include investments in privately held companies without readily determinable market values. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. The Company’s nonmarketable equity investments are accounted for under the equity method or measurement alternative method.

◦
Equity method - The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds between 20% and 50% ownership in the entity. In addition, investments in flow-through entities such as limited partnerships and limited liability companies are also accounted for under the equity method when the Company has the ability to exercise significant influence over the investee, generally when the investment ownership percentage is equal to or greater than 5% of the outstanding ownership interest. The excess of the cost over the underlying net equity of investments accounted for under the equity method is allocated to identifiable tangible and intangible assets and liabilities based on fair values at the date of acquisition. The amortization of the excess of the cost over the underlying net equity of investments and Mastercard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense), net on the consolidated statement of operations.

◦
Measurement alternative method - The Company accounts for investments in common stock or in-substance common stock under the measurement alternative method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the entity or when the interest in a limited partnership or limited liability company is less than 5% and the Company has no significant influence over the operation of the investee. Investments in companies that Mastercard does not control, but that are not in the form of common stock or in-substance common stock, are also accounted for under the measurement alternative method of accounting. Measurement alternative investments are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Fair value adjustments, as well as impairments, are included in gain (losses) on equity investments, net on the consolidated statement of operations.

Derivative and hedging instruments - The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value. The Company’s foreign exchange and interest rate derivative contracts are included in Level 2 of the Valuation Hierarchy as the fair value of the contracts are based on inputs, which are observable based on broker quotes for the same or similar instruments. As the Company does not designate foreign exchange contracts as hedging instruments, realized and unrealized gains and losses from the change in fair value of the contracts are recognized immediately in current-period earnings. The Company’s foreign exchange contracts are not entered into for trading or speculative purposes.
The Company’s derivatives that are designated as hedging instruments are required to meet established accounting criteria. In addition, an effectiveness assessment is required to demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The method of assessing hedge effectiveness and measuring hedge results is formally documented at hedge inception and assessed at least quarterly throughout the designated hedge period. For cash flow hedges, the fair value adjustments are recorded, net of tax, in other comprehensive income (loss). Any gains and losses deferred in other comprehensive income (loss) are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction.
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

MASTERCARD 2019 FORM 10-K 69

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, equipment and right-of-use assets - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and amortization of finance leases is included in depreciation and amortization expense on the consolidated statement of operations. Operating lease amortization expense is included in general and administrative expenses on the consolidated statement of operations.
The useful lives of the Company’s assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30 years
Building equipment	10 - 15 years
Furniture and fixtures and equipment	3 - 5 years
Leasehold improvements	Shorter of life of improvement or lease term
Right-of-use assets	Shorter of life of the asset or lease term

The Company determines if a contract is, or contains, a lease at contract inception. The Company’s right-of-use (“ROU”) assets are primarily related to operating leases for office space, automobiles and other equipment. Leases are included in property, equipment and right-of-use assets, other current liabilities and other liabilities on the consolidated balance sheet.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are excluded from ROU assets and liabilities.
The Company excludes variable lease payments in measuring ROU assets and lease liabilities, other than those that depend on an index, a rate or are in-substance fixed payments. Lease and nonlease components are generally accounted for separately. When available, consideration is allocated to the separate lease and nonlease components in a lease contract on a relative standalone price basis using observable standalone prices.
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
Defined contribution plans - The Company’s contributions to defined contribution plans are recorded as employees render service to the Company. The charge is recorded in general and administrative expenses on the consolidated statement of operations.
Advertising and marketing - Expenses incurred to promote Mastercard’s brand, products and services are recognized in advertising and marketing on the consolidated statement of operations. The timing of recognition is dependent on the type of advertising or marketing expense.
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
Where a non-U.S. currency is the functional currency, translation from that functional currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-

70 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Redeemable non-controlling interests - The Company’s business combinations may include provisions allowing non-controlling equity owners the ability to require the Company to purchase additional interests in the subsidiary at their discretion. The interests are initially recorded at fair value and in subsequent reporting periods are accreted or adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to retained earnings or additional paid-in capital on the consolidated balance sheet. The redeemable non-controlling interests are considered temporary and reported outside of permanent equity on the consolidated balance sheet at the greater of the carrying amount adjusted for the non-controlling interest’s share of net income (loss) or its redemption value.
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
Accounting pronouncements adopted
Leases - In February 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that changed how companies account for and present lease arrangements. This guidance requires companies to recognize lease assets and liabilities for both finance and operating leases on the consolidated balance sheet. The Company adopted this guidance effective January 1, 2019, under the modified retrospective transition method with the available practical expedients.
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

For a more detailed discussion on lease arrangements, refer to Note 10 (Property, Equipment and Right-of-Use Assets).
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

MASTERCARD 2019 FORM 10-K 71

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
This revenue guidance impacts the timing of certain customer incentives recognized in the Company’s consolidated statement of operations, as they are recognized over the life of the contract. Previously, such incentives were recognized when earned by the customer. This revenue guidance also impacts the Company’s accounting recognition for certain market development fund contributions and expenditures. Historically, these items were recorded on a net basis in net revenue and will now be recognized on a gross basis, resulting in an increase to both revenues and expenses.
The following tables summarize the impact of the revenue standard on the Company’s consolidated statement of operations and consolidated balance sheet:

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

72 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative effect of the 2018 adopted accounting pronouncements
The following table summarizes the cumulative impact of the changes made to the January 1, 2018 consolidated balance sheet for the adoption of the new accounting standards pertaining to revenue recognition and intra-entity asset transfers. The prior periods have not been restated and have been reported under the accounting standards in effect for those periods.

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
Accounting pronouncements not yet adopted
Implementation costs incurred in a hosting arrangement that is a service contract - In August 2018, the FASB issued accounting guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for periods beginning after December 15, 2019. Companies are required to adopt this guidance either retrospectively or by prospectively applying the guidance to all implementation costs incurred after the date of adoption. The Company will adopt this guidance effective January 1, 2020 by applying the prospective approach as of the date of adoption and this guidance will not have a material impact on its consolidated financial statements.
Disclosure requirements for fair value measurement - In August 2018, the FASB issued accounting guidance which modifies disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for periods beginning after December 15, 2019. Companies are required to adopt the guidance for certain added disclosures prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption and all other amendments retrospectively to all periods presented upon their effective date. The Company will adopt this guidance effective January 1, 2020 and the impact will not be material.
Note 2. Acquisitions
In 2019 and 2017, the Company acquired several businesses in separate transactions for total consideration of $1.5 billion in each year, representing both cash and contingent consideration. There were no acquisitions in 2018. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and a portion of the goodwill is expected to be deductible for tax purposes.

MASTERCARD 2019 FORM 10-K 73

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating and finalizing the purchase accounting for businesses acquired during 2019. In 2018, the Company finalized the purchase accounting for businesses acquired during 2017. The preliminary estimated and final fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below for 2019 and 2017, respectively. There were no acquisitions in 2018.

	2019	2017
	(in millions)
Assets:
Cash and cash equivalents	$54	$111
Other current assets	143	110
Other intangible assets	395	488
Goodwill	1,076	1,135
Other assets	48	91
Total assets	1,716	1,935

Liabilities:
Other current liabilities	121	234
Deferred income taxes	52	64
Other liabilities	32	66
Total liabilities	205	364

Net assets acquired	$1,511	$1,571

The following table summarizes the identified intangible assets acquired for 2019 and 2017:

	2019	2017	2019	2017
	Acquisition Date Fair Value		Weighted-Average Useful Life
	(in millions)		(in years)
Developed technologies	$199	$319	7.7	7.5
Customer relationships	178	166	12.6	9.9
Other	18	3	5.0	1.4
Other intangible assets	$395	$488	9.7	8.3

Pro forma information related to the acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
The businesses acquired in 2019 were not individually significant to Mastercard. For the businesses acquired in 2017, the largest acquisition relates to Vocalink, a payment systems and ATM switching platform operator, located principally in the U.K. On April 28, 2017, Mastercard acquired 92.4% controlling interest in Vocalink for cash consideration of £719 million ($929 million). In addition, the Vocalink sellers earned additional contingent consideration of £169 million ($219 million) upon meeting 2018 revenue targets in accordance with terms of the purchase agreement. Refer to Note 8 (Fair Value Measurements) for additional information related to the fair value of contingent consideration.
A majority of Vocalink’s shareholders have retained a 7.6% ownership for at least three years, which is recorded as redeemable non-controlling interests on the consolidated balance sheet. These remaining shareholders have a put option to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter (the “Third Anniversary Option” and “Fifth Anniversary Option”, respectively).  The Third Anniversary Option is exercisable at a fixed price of £58 million (approximately $76 million as of December 31, 2019) (“Fixed Price”). The Fifth Anniversary Option is exercisable at the greater of the Fixed Price or fair value. Additionally, Mastercard has a call option to purchase the remaining interest from Vocalink’s shareholders on the fifth anniversary of the transaction and quarterly thereafter, which is exercisable at the greater of the Fixed Price or fair value. The fair value of the redeemable non-controlling interests was determined utilizing a market approach, which extrapolated the consideration transferred that was discounted for lack of control and marketability.
74 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Acquisition
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S, for €2.85 billion (approximately $3.19 billion as of December 31, 2019) after adjusting for cash and certain other liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. While the Company anticipates completing the acquisition in the first half of 2020, the transaction is subject to regulatory approval and other customary closing conditions.
Note 3. Revenue
Mastercard’s business model involves four participants in addition to the Company: account holders, issuers (the account holders’ financial institutions), merchants and acquirers (the merchants’ financial institutions). Revenue from contracts with customers is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. Revenue recognized from domestic assessments, cross-border volume fees and transaction processing are derived from Mastercard’s payment network services. Revenue is primarily generated by charging fees to issuers, acquirers and other stakeholders for providing switching services, as well as by assessing customers based primarily on the dollar volume of activity, or gross dollar volume, on the products that carry the Company’s brands. Revenue is generally derived from transactional information accumulated by Mastercard’s systems or reported by customers. In addition, the Company recognizes revenue from other payment-related products and services in the period in which the related transactions occur or services are performed.
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
The Company classifies its net revenue into the following five categories:
Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry the Company’s brands where the merchant country and the country of issuance are the same. Revenue from domestic assessments is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards or other devices that carry the Company’s brands.
Cross-border volume fees are charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry the Company’s brands where the merchant country and the country of issuance are different. Revenue from cross-border volume is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards or other devices that carry the Company’s brands.
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

•	Other processing fees include issuer and acquirer processing solutions; payment gateways for e-commerce merchants; mobile gateways for mobile-initiated transactions; and safety and security.

MASTERCARD 2019 FORM 10-K 75

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other revenues consist of value-added service offerings that are typically sold with the Company’s payment service offerings and are recognized in the period in which the related services are performed or transactions occur. Other revenues include the following:

•	Data analytics and consulting fees.

•	Cyber and intelligence fees are for products and services offered to prevent, detect and respond to fraud and to ensure the safety of transactions made primarily on Mastercard products.

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

•	Batch and real-time account-based payment services relating to ACH transactions and other ACH related services.

•	Other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.
Rebates and incentives (contra-revenue) are provided to customers that meet certain volume targets and can be in the form of a rebate or other support incentives, which are tied to performance.  Rebates and incentives are recorded as a reduction of gross revenue primarily when volume- and transaction-based revenues are recognized over the contractual term.  In addition, Mastercard may make incentive payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis.
The Company’s disaggregated net revenue by source and geographic region were as follows for the years ended December 31:

	2019	2018
	(in millions)
Revenue by source:
Domestic assessments	$6,781	$6,138
Cross-border volume fees	5,606	4,954
Transaction processing	8,469	7,391
Other revenues	4,124	3,348
Gross revenue	24,980	21,831
Rebates and incentives (contra-revenue)	(8,097)	(6,881)
Net revenue	$16,883	$14,950

Net revenue by geographic region:
North American Markets	$5,843	$5,312
International Markets	10,869	9,514
Other [1]	171	124
Net revenue	$16,883	$14,950

[1]	Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.3 billion and $2.1 billion as of December 31, 2019 and 2018, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are generally billed weekly, however the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at December 31, 2019 in the amounts of $48 million and $152 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2018 were $40 million and $92 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at December 31, 2019 in the amounts of $238 million and $106 million, respectively. The comparable amounts included in other current liabilities and other

76 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities at December 31, 2018 were $218 million and $101 million, respectively. In 2019 and 2018, revenue recognized from the satisfaction of such performance obligations was $904 million in each year.
The Company’s remaining performance periods for its contracts with customers for its payment network services are typically long-term in nature (generally up to 10 years). As a payment network service provider, the Company provides its customers with continuous access to its global payment processing network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable as the Company generates revenues from assessing its customers based on the GDV of activity on the products that carry the Company’s brands. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payment network services. The Company also earns revenues from other value-added services comprised of both batch and real-time account-based payment services, consulting fees, loyalty programs and other payment-related products and services. At December 31, 2019, the estimated aggregate consideration allocated to unsatisfied performance obligations for these other value-added services is $1.3 billion, which is expected to be recognized through 2022. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including modifications and terminations and are not expected to be material to any future annual period.
Note 4. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2019	2018	2017
	(in millions, except per share data)
Numerator
Net income	$8,118	$5,859	$3,915
Denominator
Basic weighted-average shares outstanding	1,017	1,041	1,067
Dilutive stock options and stock units	5	6	5
Diluted weighted-average shares outstanding [1]	1,022	1,047	1,072
Earnings per Share
Basic	$7.98	$5.63	$3.67
Diluted	$7.94	$5.60	$3.65

Note: Table may not sum due to rounding.

[1]	For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows for the years ended December 31:

	2019	2018	2017	2016
	(in millions)
Cash and cash equivalents	$6,988	$6,682	$5,933	$6,721
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	584	553	546	543
Restricted security deposits held for customers	1,370	1,080	1,085	991
Prepaid expenses and other current assets	27	22	28	3
Other assets	—	—	—	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,969	$8,337	$7,592	$8,273

MASTERCARD 2019 FORM 10-K 77

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2019	2018	2017
	(in millions)
Cash paid for income taxes, net of refunds	$1,644	$1,790	$1,893
Cash paid for interest	199	153	135
Cash paid for legal settlements	668	260	47
Non-cash investing and financing activities
Dividends declared but not yet paid	403	340	263
Accrued property, equipment and right-of-use assets	468	10	30
Fair value of assets acquired, net of cash acquired	1,662	—	1,825
Fair value of liabilities assumed related to acquisitions	205	—	365

Note 7. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following at December 31:

	2019	2018
	(in millions)
Available-for-sale securities	$591	$1,432
Held-to-maturity securities	97	264
Total investments	$688	$1,696

Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$15	$—	$—	$15	$15	$—	$—	$15
Government and agency securities	108	—	—	108	157	—	—	157
Corporate securities	381	1	—	382	1,044	1	(2)	1,043
Asset-backed securities	85	1	—	86	217	—	—	217
Total	$589	$2	$—	$591	$1,433	$1	$(2)	$1,432

The Company’s available-for-sale investment securities held at December 31, 2019 and 2018, primarily carried a credit rating of A- or better with unrealized gains and losses recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

78 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2019 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$180	$181
Due after 1 year through 5 years	409	410
Total	$589	$591

Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s debt securities. The realized gains and losses from the sale of available-for-sale securities for 2019, 2018 and 2017 were not significant.
Held-to-Maturity Securities
The Company classifies time deposits with maturities greater than three months but less than one year as held-to-maturity. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity. The cost of these securities approximates fair value.
Equity Investments
Included in other assets on the consolidated balance sheet are equity investments with readily determinable fair values (“Marketable securities”) and equity investments without readily determinable fair values (“Nonmarketable securities”). Marketable securities are publicly traded companies and are measured using unadjusted quoted prices in their respective active markets. Nonmarketable securities that do not qualify for equity method accounting are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer (“measurement alternative”).
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2018	Purchases (Sales), net[1]	Changes in Fair Value[2]	Balance at December 31, 2019
	(in millions)
Marketable securities	$—	$362	$117	$479
Nonmarketable securities	337	48	50	435
Total equity investments	$337	$410	$167	$914

[1]	Includes impact of balance sheet foreign currency translation

[2]	Recorded in gains (losses) on equity investments, net on the consolidated statement of operations

At December 31, 2019, the total carrying value of Nonmarketable securities included $317 million of measurement alternative investments and $118 million of equity method investments. At December 31, 2018, the total carrying value of Nonmarketable securities included $232 million of measurement alternative investments and $105 million of equity method investments.
Note 8. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy within the Valuation Hierarchy. Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for 2019 and 2018.

MASTERCARD 2019 FORM 10-K 79

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	December 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$15	$—	$15	$—	$15	$—	$15
Government and agency securities	66	42	—	108	65	92	—	157
Corporate securities	—	382	—	382	—	1,043	—	1,043
Asset-backed securities	—	86	—	86	—	217	—	217
Derivative instruments [2]:
Foreign exchange contracts	—	12	—	12	—	35	—	35
Interest rate contracts	—	14	—	14	—	—	—	—
Marketable securities [3]:
Equity securities	479	—	—	479	—	—	—	—
Deferred compensation plan [4]:
Deferred compensation assets	67	—	—	67	54	—	—	54

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(32)	$—	$(32)	$—	$(6)	$—	$(6)
Deferred compensation plan [5]:
Deferred compensation liabilities	(67)	—	—	(67)	(54)	—	—	(54)

[1]
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

[2]
The Company’s foreign exchange and interest rate derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign currency exchange rates for similar derivative instruments. See Note 23 (Derivative and Hedging Instruments) for further details.

[3]
The Company’s Marketable securities are publicly held and classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices in their respective active markets.

[4]
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

[5]
The deferred compensation liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheet.

80 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments - Non-Recurring Measurements
Nonmarketable Securities
The Company’s Nonmarketable securities are recorded at fair value on a non-recurring basis in periods after initial recognition under the equity method or measurement alternative method. Nonmarketable securities are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its Nonmarketable securities when certain events or circumstances indicate that impairment may exist. See Note 7 (Investments) for further details.
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At December 31, 2019, the carrying value and fair value of total long-term debt (including the current portion) was $8.5 billion and $9.2 billion, respectively. At December 31, 2018, the carrying value and fair value of long-term debt (including the current portion) was $6.3 billion and $6.5 billion, respectively. See Note 15 (Debt) for further details.
Other Financial Instruments
Certain financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, settlement due from customers, restricted security deposits held for customers, accounts payable, settlement due to customers and other accrued liabilities.
Contingent Consideration
The contingent consideration attributable to acquisitions made in 2017 was primarily based on the achievement of 2018 revenue targets and was measured at fair value on a recurring basis. This contingent consideration liability of $219 million was included in other current liabilities on the consolidated balance sheet at December 31, 2018. This liability was classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices and unobservable inputs used to measure fair value that require management’s judgment. During 2019, the Company paid $219 million to settle the contingent consideration.
Note 9. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2019	2018
	(in millions)
Customer and merchant incentives	$872	$778
Prepaid income taxes	105	51
Other	786	603
Total prepaid expenses and other current assets	$1,763	$1,432

Other assets consisted of the following at December 31:

	2019	2018
	(in millions)
Customer and merchant incentives	$2,838	$2,458
Equity investments	914	337
Income taxes receivable	460	298
Other	313	210
Total other assets	$4,525	$3,303

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
See Note 7 (Investments) for further information on the Company’s equity investments.

MASTERCARD 2019 FORM 10-K 81

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following at December 31:

	2019	2018
	(in millions)
Building, building equipment and land	$505	$481
Equipment	1,218	987
Furniture and fixtures	92	85
Leasehold improvements	303	215
Operating lease right-of-use assets	810	—
Property, equipment and right-of-use assets	2,928	1,768
Less accumulated depreciation and amortization	(1,100)	(847)
Property, equipment and right-of-use assets, net	$1,828	$921

Depreciation and amortization expense for the above property, equipment and right-of-use assets was $336 million, $209 million and $185 million for 2019, 2018 and 2017, respectively.
The increase in property, equipment and right-of-use assets at December 31, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements as of January 1, 2019 as well as leases that commenced in 2019. See Note 1 (Summary of Significant Accounting Policies) for additional information of the accounting policy under the new leasing standard.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

December 31, 2019
(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$711
Other current liabilities	106
Other liabilities	656

Operating lease amortization expense for 2019 was $99 million. As of December 31, 2019, weighted-average remaining lease term of operating leases was 9.5 years and weighted-average discount rate for operating leases was 2.9%.
The following table summarizes the maturity of the Company’s operating lease liabilities at December 31, 2019 based on lease term:

Operating Leases
(in millions)
2020	$112
2021	113
2022	103
2023	90
2024	79
Thereafter	376
Total operating lease payments	873
Less: Interest	(111)
Present value of operating lease liabilities	$762

As of December 31, 2019, the Company has entered into additional operating leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $23 million. These operating leases are expected to commence in fiscal year 2020, with lease terms between one and ten years.

82 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following disclosures relate to periods prior to adoption of the new lease accounting standard, including those operating leases entered into during 2018, but not yet commenced:
At December 31, 2018, the Company had the following future minimum payments due under non‐cancelable leases:

Operating Leases
(in millions)
2019	$72
2020	75
2021	76
2022	68
2023	58
Thereafter	327
Total	$676

Consolidated rental expense for the Company’s leased office space was $94 million and $77 million for 2018 and 2017, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $20 million and $22 million for 2018 and 2017, respectively.
Note 11. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2019	2018
	(in millions)
Beginning balance	$2,904	$3,035
Additions	1,076	2
Foreign currency translation	41	(133)
Ending balance	$4,021	$2,904

The Company performed its annual qualitative assessment of goodwill during the fourth quarter of 2019 and determined a quantitative assessment was not necessary. The Company concluded that goodwill was not impaired and had no accumulated impairment losses at December 31, 2019.
Note 12. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets
Capitalized software	$1,884	$(988)	$896	$1,514	$(898)	$616
Customer relationships	621	(264)	357	439	(232)	207
Other	44	(44)	—	46	(45)	1
Total	2,549	(1,296)	1,253	1,999	(1,175)	824
Indefinite-lived intangible assets
Customer relationships	164	—	164	167	—	167
Total	$2,713	$(1,296)	$1,417	$2,166	$(1,175)	$991

The increase in the gross carrying amount of amortized intangible assets in 2019 was primarily related to the businesses acquired in 2019. See Note 2 (Acquisitions) for further details. Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2019, it was determined that the Company’s indefinite-lived intangible assets were not impaired.

MASTERCARD 2019 FORM 10-K 83

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization on the assets above amounted to $285 million, $250 million and $252 million in 2019, 2018 and 2017, respectively. The following table sets forth the estimated future amortization expense on finite-lived intangible assets on the consolidated balance sheet at December 31, 2019 for the years ending December 31:

(in millions)
2020	$300
2021	243
2022	164
2023	115
2024 and thereafter	431
$1,253

Note 13. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2019	2018
	(in millions)
Customer and merchant incentives	$3,892	$3,275
Personnel costs	713	744
Income and other taxes	332	158
Other	552	570
Total accrued expenses	$5,489	$4,747

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of December 31, 2019 and 2018, the Company’s provision for litigation was $914 million and $1,591 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 21 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 14. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension and other postretirement plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $127 million, $98 million and $84 million in 2019, 2018 and 2017, respectively.
Defined Benefit and Other Postretirement Plans
The Company sponsors pension and postretirement plans for certain non-U.S. employees (the “non-U.S. Plans”) that cover various benefits specific to their country of employment. Additionally, Vocalink has a defined benefit pension plan (the “Vocalink Plan”) which was permanently closed to new entrants and future accruals as of July 21, 2013, however, plan participants’ obligations are adjusted for future salary changes. The Company has agreed to make contributions of £15 million (approximately $19 million as of December 31, 2019) annually until September 2022. The term “Pension Plans” includes the non-U.S. Plans and the Vocalink Plan.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007 (the “Postretirement Plan”).

84 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Pension Plans		Postretirement Plan
	2019	2018	2019	2018
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$438	$468	$57	$61
Service cost	11	9	1	1
Interest cost	13	12	2	2
Actuarial (gain) loss	73	(7)	9	(2)
Benefits paid	(15)	(22)	(5)	(5)
Transfers in	2	1	—	—
Foreign currency translation	9	(23)	—	—
Benefit obligation at end of year	531	438	64	57

Change in plan assets
Fair value of plan assets at beginning of year	410	427	—	—
Actual (loss) gain on plan assets	79	(8)	—	—
Employer contributions	32	33	5	5
Benefits paid	(15)	(23)	(5)	(5)
Transfers in	2	2	—	—
Foreign currency translation	10	(21)	—	—
Fair value of plan assets at end of year	518	410	—	—
Funded status at end of year	$(13)	$(28)	$(64)	$(57)

Amounts recognized on the consolidated balance sheet consist of:
Other liabilities, short-term	—	—	(3)	(3)
Other liabilities, long-term	(13)	(28)	(61)	(54)
	$(13)	$(28)	$(64)	$(57)

Accumulated other comprehensive income consists of:
Net actuarial (gain) loss	$7	$(5)	$2	$(7)
Prior service credit	1	1	(5)	(6)
Balance at end of year	$8	$(4)	$(3)	$(13)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate
Non-U.S. Plans	0.70%	1.80%	*	*
Vocalink Plan	2.00%	3.10%	*	*
Postretirement Plan	*	*	3.25%	4.25%

Rate of compensation increase
Non-U.S. Plans	1.50%	2.60%	*	*
Vocalink Plan	2.50%	4.00%	*	*
Postretirement Plan	*	*	3.00%	3.00%
* Not applicable

MASTERCARD 2019 FORM 10-K 85

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Pension Plans had benefit obligations in excess of plan assets at December 31, 2019 and 2018. Information on the Pension Plans were as follows:

	2019	2018
	(in millions)
Projected benefit obligation	$531	$438
Accumulated benefit obligation	524	430
Fair value of plan assets	518	410

For the year ended December 31, 2019, the Company’s projected benefit obligation related to its Pension Plans increased $93 million primarily attributable to actuarial losses related to lower discount rate assumptions. For the year ended December 31, 2018, the Company’s projected benefit obligation related to its Pension Plans decreased $30 million primarily attributable to foreign currency translation and benefits paid.
Components of net periodic benefit cost recorded in earnings were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plan
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$11	$9	$9	$1	$1	$1
Interest cost	13	12	8	2	2	2
Expected return on plan assets	(18)	(20)	(13)	—	—	—
Amortization of actuarial loss	1	—	—	—	—	—
Amortization of prior service credit	—	—	—	(1)	(2)	(2)
Net periodic benefit cost	$7	$1	$4	$2	$1	$1

The service cost component is recognized in general and administrative expenses on the consolidated statement of operations. Net periodic benefit cost, excluding the service cost component, is recognized in other income (expense) on the consolidated statement of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plan
	2019	2018	2017	2019	2018	2017
	(in millions)
Current year actuarial loss (gain)	$12	$17	$(22)	$9	$(2)	$5
Current year prior service credit	—	1	—	—	—	—
Amortization of prior service credit	—	—	—	1	2	2
Total other comprehensive loss (income)	$12	$18	$(22)	$10	$—	$7
Total net periodic benefit cost and other comprehensive loss (income)	$19	$19	$(18)	$12	$1	$8

86 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plan
	2019	2018	2017	2019	2018	2017
Discount rate
Non-U.S. Plans	1.80%	1.80%	1.60%	*	*	*
Vocalink Plan	2.00%	2.80%	2.50%	*	*	*
Postretirement Plan	*	*	*	4.25%	3.50%	4.00%
Expected return on plan assets
Non-U.S. Plans	2.10%	3.00%	3.25%	*	*	*
Vocalink Plan	3.75%	4.75%	4.75%	*	*	*
Rate of compensation increase
Non-U.S. Plans	1.50%	2.60%	2.59%	*	*	*
Vocalink Plan	2.50%	3.85%	3.95%	*	*	*
Postretirement Plan	*	*	*	3.00%	3.00%	3.00%
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
The following additional assumptions were used at December 31 in accounting for the Postretirement Plan:

	2019	2018
Health care cost trend rate assumed for next year	6.00%	6.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2	2

Assets
Plan assets are managed taking into account the timing and amount of future benefit payments. The Vocalink Plan assets are managed within the following target asset allocations: fixed income 36%, U.K. government securities 25%, equity 25%, real estate 9% and cash and cash equivalents 5%. For the non-U.S. Plans, the assets are concentrated primarily in insurance contracts.
The Valuation Hierarchy of the Pension Plans’ assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies) for additional information.

MASTERCARD 2019 FORM 10-K 87

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth by level, within the Valuation Hierarchy, the Pension Plans’ assets at fair value:

	December 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Cash and cash equivalents [1]	$16	$—	$—	$16	$22	$—	$—	$22
Government and agency securities [2]	—	—	—	—	—	88	—	88
Mutual funds [3]	153	193	—	346	154	30	—	184
Insurance contracts [4]	—	75	—	75	—	57	—	57
Asset-backed securities [5]	—	—	—	—	—	—	34	34
Other [6]	—	—	—	—	—	25	—	25
Total	$169	$268	$—	$437	$176	$200	$34	$410

Investments at Net Asset Value (“NAV”) [7]
Mutual funds				36				—
Other				45				—
Total Plan Assets				$518				$410

[1]	Cash and cash equivalents are valued at quoted market prices, which represent the net asset value of the shares held by the Plans.

[2]
Governmental and agency securities are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors.

[3]
Certain mutual funds are valued at quoted market prices, which represent the value of the shares held by the Plans, and are therefore included in Level 1. Certain other mutual funds are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors, and are therefore included in Level 2.

[4]
Insurance contracts are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors.

[5]	Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value. These assets were sold during 2019.

[6]
Other represents hedge fund pooled vehicles which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors, and are therefore included in Level 2.

[7]
Mutual funds (comprised primarily of credit investments) and other investments (comprised primarily of real estate investments) are valued using the NAV provided by the administrator as a practical expedient, and therefore these investments are not included in the valuation hierarchy. These investments have quarterly redemption frequencies with redemption notice periods ranging from 60 to 90 days.

The following table summarizes expected benefit payments (as of December 31, 2019) through 2029 for the Pension Plans and the Postretirement Plan, including those payments expected to be paid from the Company’s general assets. Actual benefit payments may differ from expected benefit payments.

	Pension Plans	Postretirement Plan
	(in millions)
2020	$17	$4
2021	11	4
2022	12	4
2023	13	4
2024	15	4
2025 - 2029	70	20

88 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Debt
Long-term debt consisted of the following at December 31:

Notes	Issuance Date	Interest Payment Terms	Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	2019	2018
				(in millions, except percentages)
2019 USD Notes	May 2019	Semi-annually	2029	$1,000	2.950%	3.030%	$1,000	$—
			2049	1,000	3.650%	3.689%	1,000	—
	December 2019	Semi-annually	2025	750	2.000%	2.147%	750	$—
				$2,750

2018 USD Notes	February 2018	Semi-annually	2028	$500	3.500%	3.598%	500	500
			2048	500	3.950%	3.990%	500	500
				$1,000

2016 USD Notes	November 2016	Semi-annually	2021	$650	2.000%	2.236%	650	650
			2026	750	2.950%	3.044%	750	750
			2046	600	3.800%	3.893%	600	600
				$2,000

2015 Euro Notes	December 2015	Annually	2022	€700	1.100%	1.265%	785	801
			2027	800	2.100%	2.189%	896	916
			2030	150	2.500%	2.562%	169	172
				€1,650

2014 USD Notes	March 2014	Semi-annually	2019	$500	2.000%	2.178%	—	500
			2024	1,000	3.375%	3.484%	1,000	1,000
				$1,500
							8,600	6,389
Less: Unamortized discount and debt issuance costs							(73)	(55)
Total debt outstanding							$8,527	$6,334
Less: Current portion[1]							—	(500)
Long-term debt							$8,527	$5,834

[1]	Relates to the 2014 USD Notes, which was classified in current liabilities as of December 31, 2018, matured and was paid during 2019
In May 2019, the Company issued $1 billion principal amount of notes due June 2029 and $1 billion principal amount of notes due June 2049 and in December 2019, the Company issued $750 million principal amount of notes due March 2025 (collectively the “2019 USD Notes”). The net proceeds from the issuance of the 2019 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $2.724 billion.
The net proceeds, after deducting the original issue discount, underwriting discount and offering expenses, from the issuance of the 2018 USD Notes were $991 million.
MASTERCARD 2019 FORM 10-K 89

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding debt, described above, is not subject to any financial covenants and it may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the notes are to be used for general corporate purposes.
Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2019 are summarized below.

(in millions)
2020	$—
2021	650
2022	785
2023	—
2024	1,000
Thereafter	6,165
Total	$8,600

On November 14, 2019, the Company increased its commercial paper program (the “Commercial Paper Program”) from $4.5 billion to $6 billion under which the Company is authorized to issue unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed five-year unsecured $6 billion revolving credit facility (the “Credit Facility”) on November 14, 2019. The Credit Facility, which expires on November 14, 2024, amended and restated the Company’s prior $4.5 billion credit facility which was set to expire on November 15, 2023. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2019 and 2018.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility and the Commercial Paper Program at December 31, 2019 and 2018.
Note 16. Stockholders' Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2019 and 2018. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.

90 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, the Company declared total per share dividends of $1.39, $1.08, and $0.91, respectively, resulting in total annual dividends of $1,408 million, $1,120 million and $967 million, respectively.
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2019		2018
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	87.8%	88.8%	88.0%	89.0%
Principal or Affiliate Customers (Class B stockholders)	1.1%	—%	1.1%	—%
Mastercard Foundation (Class A stockholders)	11.1%	11.2%	10.9%	11.0%

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

MASTERCARD 2019 FORM 10-K 91

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2019, as well as historical purchases:

Board authorization dates	December 2019	December 2018	December 2017	December 2016	December 2015
Date program became effective	January 2020	January 2019	March 2018	April 2017	February 2016	Total
	(in millions, except average price data)
Board authorization	$8,000	$6,500	$4,000	$4,000	$4,000	$26,500
Dollar-value of shares repurchased in 2017	$—	$—	$—	$2,766	$996	$3,762
Remaining authorization at December 31, 2017	$—	$—	$4,000	$1,234	$—	$5,234
Dollar-value of shares repurchased in 2018	$—	$—	$3,699	$1,234	$—	$4,933
Remaining authorization at December 31, 2018	$—	$6,500	$301	$—	$—	$6,801
Dollar-value of shares repurchased in 2019	$—	$6,196	$301	$—	$—	$6,497
Remaining authorization at December 31, 2019	$8,000	$304	$—	$—	$—	$8,304

Shares repurchased in 2017	—	—	—	21.0	9.1	30.1
Average price paid per share in 2017	$—	$—	$—	$131.97	$109.16	$125.05
Shares repurchased in 2018	—	—	19.0	7.2	—	26.2
Average price paid per share in 2018	$—	$—	$194.77	$171.11	$—	$188.26
Shares repurchased in 2019	—	24.8	1.6	—	—	26.4
Average price paid per share in 2019	$—	$249.58	$188.38	$—	$—	$245.89
Cumulative shares repurchased through December 31, 2019	—	24.8	20.6	28.2	40.4	114.0
Cumulative average price paid per share	$—	$249.58	$194.27	$141.99	$99.10	$159.68

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the years ended December 31:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2016	1,062.4	19.3
Purchases of treasury stock	(30.1)	—
Share-based payments	2.2	—
Conversion of Class B to Class A common stock	5.2	(5.2)
Balance at December 31, 2017	1,039.7	14.1
Purchases of treasury stock	(26.2)	—
Share-based payments	2.8	—
Conversion of Class B to Class A common stock	2.3	(2.3)
Balance at December 31, 2018	1,018.6	11.8
Purchases of treasury stock	(26.4)	—
Share-based payments	3.2	—
Conversion of Class B to Class A common stock	0.6	(0.6)
Balance at December 31, 2019	996.0	11.2

92 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Cash Flow Hedges [3]	Defined Benefit Pension and Other Postretirement Plans [4]	Investment Securities Available-for-Sale [5]	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2017	$(382)	$(141)	$—	$25	$1	$(497)
Other comprehensive income (loss)	(279)	75	—	(15)	(2)	(221)
Balance at December 31, 2018	(661)	(66)	—	10	(1)	(718)
Other comprehensive income (loss)	23	28	11	(19)	2	45
Balance at December 31, 2019	$(638)	$(38)	$11	$(9)	$1	$(673)

[1]
During 2018, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro, British pound and Brazilian real. During 2019, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound partially offset by the depreciation of the euro.

[2]
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. Changes in the value of the debt are recorded in accumulated other comprehensive income (loss). During 2018 and 2019, the decreases in the accumulated other comprehensive loss related to the net investment hedge were driven by the depreciation of the euro. See Note 23 (Derivative and Hedging Instruments) for additional information.

[3]
In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. During 2019, in connection with these cash flow hedges, the Company recorded unrealized gains, net of tax, of $11 million in accumulated other comprehensive income (loss). See Note 23 (Derivative and Hedging Instruments) for additional information.

[4]
During 2018, the decrease in the accumulated other comprehensive gain related to the Company’s Plans was driven primarily by an actuarial loss within the Vocalink Plan. During 2019, the decrease in the accumulated other comprehensive gain related to the Company’s Plans was primarily driven by actuarial losses within the Vocalink and non-U.S. Plans. During 2018 and 2019, amounts reclassified from accumulated other comprehensive income (loss) to earnings, were not material. See Note 14 (Pension, Postretirement and Savings Plans) for additional information.

[5]
During 2018 and 2019, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not material. See Note 7 (Investments) for additional information.

Note 18. Share-Based Payments
In May 2006, the Company implemented the Mastercard Incorporated 2006 Long Term Incentive Plan, which was amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees. The Company has granted Options, RSUs and PSUs under the LTIP. The Company uses the straight-line method of attribution for expensing all equity awards. Compensation expense is recorded net of estimated forfeitures, with estimates adjusted as appropriate.
There are approximately 116 million shares of Class A common stock authorized for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been authorized for issuance. Shares issued as a result of Option exercises and the conversions of RSUs and PSUs were funded primarily with the issuance of new shares of Class A common stock.

MASTERCARD 2019 FORM 10-K 93

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Stock Options expire ten years from the date of grant and vest ratably over four years. For Options granted, a participant’s unvested awards are forfeited upon termination. However, in the event a participant terminates employment due to disability or retirement more than six months (seven months for those granted on or after March 1, 2017) after receiving the award, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense continues to be recognized over the vesting period as stated in the LTIP.
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2019	2018	2017
Risk-free rate of return	2.6%	2.7%	2.0%
Expected term (in years)	6.00	6.00	5.00
Expected volatility	19.6%	19.7%	19.3%
Expected dividend yield	0.6%	0.6%	0.8%
Weighted-average fair value per Option granted	$53.09	$40.90	$21.23

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2019	7.6	$93
Granted	0.9	$227
Exercised	(1.8)	$71
Forfeited/expired	(0.1)	$148
Outstanding at December 31, 2019	6.6	$117	6.2	$1,206
Exercisable at December 31, 2019	3.9	$86	5.1	$836
Options vested and expected to vest at December 31, 2019	6.6	$116	6.2	$1,200

As of December 31, 2019, there was $34 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted and Performance Stock Units
RSUs and PSUs generally vest after three years. For all RSUs and PSUs granted prior to March 2017, a participant’s unvested awards are forfeited upon termination of employment. For all RSUs and PSUs granted on or after March 1, 2017, in the event of termination due to job elimination (as defined by the Company), a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than six months (seven months for those granted on or after March 1, 2017) after receiving the award, the participant retains all of their awards without providing additional service to the Company. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than six months (or seven months for grants awarded on or after March 1, 2017).

94 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s RSU activity for the year ended December 31, 2019:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2019	3.7	$117
Granted	1.0	$226
Converted	(1.6)	$93
Forfeited	(0.2)	$154
Outstanding at December 31, 2019	2.9	$166	$852
RSUs expected to vest at December 31, 2019	2.8	$165	$824

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2019, there was $180 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
The following table summarizes the Company’s PSU activity for the year ended December 31, 2019:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2019	0.6	$120
Granted	0.1	$231
Converted	(0.4)	$92
Other[1]	0.2	$126
Outstanding at December 31, 2019	0.5	$167	$162
PSUs expected to vest at December 31, 2019	0.5	$167	$162

[1]
Represents additional shares issued in March 2019 related to the 2016 PSU grant based on performance and market conditions achieved over the three-year measurement period. These shares vested upon issuance.

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
Compensation expenses for PSUs are recognized over the requisite service period if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2019, there was $13 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.

MASTERCARD 2019 FORM 10-K 95

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2019	2018	2017
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$250	$196	$176
Income tax benefit recognized for equity awards	53	41	57
Income tax benefit realized related to Options exercised	69	53	36

Options:
Total intrinsic value of Options exercised	317	242	106
RSUs:
Weighted-average grant-date fair value of awards granted	226	171	112
Total intrinsic value of RSUs converted into shares of Class A common stock	394	194	131
PSUs:
Weighted-average grant-date fair value of awards granted	231	226	126
Total intrinsic value of PSUs converted into shares of Class A common stock	85	40	13
Note 19. Commitments
At December 31, 2019, the Company had the following future minimum payments due under noncancelable agreements, primarily related to sponsorships to promote the Mastercard brand and licensing arrangements. The Company has accrued $20 million of these future payments as of December 31, 2019.

(in millions)
2020	$404
2021	224
2022	132
2023	42
2024	17
Thereafter	—
Total	$819

Note 20. Income Taxes
Components of Income and Income tax expense
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2019	2018	2017
	(in millions)
United States	$4,213	$3,510	$3,482
Foreign	5,518	3,694	3,040
Income before income taxes	$9,731	$7,204	$6,522

96 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total income tax provision for the years ended December 31 is comprised of the following components:

	2019	2018	2017
	(in millions)
Current
Federal	$642	$649	$1,704
State and local	81	69	65
Foreign	897	871	752
	1,620	1,589	2,521
Deferred
Federal	40	(228)	134
State and local	—	(11)	1
Foreign	(47)	(5)	(49)
	(7)	(244)	86
Income tax expense	$1,613	$1,345	$2,607

Effective Income Tax Rate
A reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, is as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$9,731		$7,204		$6,522

Federal statutory tax	2,044	21.0%	1,513	21.0%	2,283	35.0%
State tax effect, net of federal benefit	65	0.7%	46	0.6%	43	0.7%
Foreign tax effect	(208)	(2.1)%	(92)	(1.3)%	(380)	(5.8)%
European Commission fine	—	—%	194	2.7%	—	—%
Foreign tax credits[1]	(32)	(0.3)%	(110)	(1.5)%	(27)	(0.4)%
Transition Tax	(30)	(0.3)%	22	0.3%	629	9.6%
Remeasurement of deferred taxes	—	—%	(7)	(0.1)%	157	2.4%
Windfall benefit	(129)	(1.3)%	(72)	(1.0)%	(43)	(0.7)%
Other, net	(97)	(1.1)%	(149)	(2.0)%	(55)	(0.8)%
Income tax expense	$1,613	16.6%	$1,345	18.7%	$2,607	40.0%

[1]	Included within the impact of the foreign tax credits is $27 million for 2019 and $90 million for 2018 of tax benefits relating to the carryback of certain foreign tax credits.
The effective income tax rates for the years ended December 31, 2019, 2018 and 2017 were 16.6%, 18.7% and 40.0%, respectively. The effective income tax rate for 2019 was lower than the effective income tax rate for 2018, primarily due to the nondeductible nature of the fine issued by the European Commission in 2018 and a discrete tax benefit related to a favorable court ruling in 2019. These 2019 benefits were partially offset by discrete tax benefits in 2018 primarily related to foreign tax credits generated in 2018 as a result of U.S. tax reform, which can be carried back and utilized in 2017 under transition rules issued by the Department of the Treasury and the Internal Revenue Service.
The effective income tax rate for 2018 was lower than the effective income tax rate for 2017 primarily due to additional tax expense of $873 million in 2017 attributable to U.S. tax reform (which included provisional amounts of $825 million related to the one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), the remeasurement of the Company’s net deferred tax asset balance in the U.S. and the recognition of a deferred tax liability related to a change in assertion regarding the indefinite reinvestment of a substantial amount of the Company’s foreign earnings, as well as $48 million due to a foregone foreign tax credit benefit on 2017 repatriations). Additionally, the lower effective income tax rate in 2018 was due to a lower 2018 statutory tax rate in the U.S. and Belgium, a more favorable geographic mix of earnings and discrete tax benefits, relating primarily to $90 million of foreign tax credits generated in 2018, which can be carried back and utilized in 2017 under transition rules issued by the Department of the Treasury and the Internal Revenue Service, along with provisions for legal matters in the United States. These benefits were partially offset by the

MASTERCARD 2019 FORM 10-K 97

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nondeductible nature of the fine issued by the European Commission. See Note 21 (Legal and Regulatory Proceedings) for further discussion of the European Commission fine and U.S. merchant class litigation.
Singapore Income Tax Rate
In connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance in 2010. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2019, 2018 and 2017, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $300 million, or $0.29 per diluted share, $212 million, or $0.20 per diluted share, and $104 million, or $0.10 per diluted share, respectively.
Indefinite Reinvestment
During 2019 and 2018, the Company repatriated approximately $2.5 billion and $3.3 billion, respectively. As of December 31, 2019 and 2018 the Company had approximately $3.5 billion and $2.5 billion, respectively, of accumulated earnings to be repatriated in the future, for which immaterial deferred tax benefits were recorded. The tax effect is primarily related to the estimated foreign exchange impact recognized when earnings are repatriated. The Company expects that foreign withholding taxes associated with these future repatriated earnings will not be material. Earnings of approximately $0.8 billion remain permanently reinvested and the Company estimates that immaterial U.S. federal and state and local income tax benefit would result, primarily from foreign exchange, if these earnings were to be repatriated.
Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2019	2018
	(in millions)
Deferred Tax Assets
Accrued liabilities	$354	$297
Compensation and benefits	214	210
State taxes and other credits	41	30
Net operating and capital losses	119	104
U.S. foreign tax credits[1]	145	—
Intangible assets	157	170
Other items	94	115
Less: Valuation allowance	(205)	(94)
Total Deferred Tax Assets	919	832

Deferred Tax Liabilities
Prepaid expenses and other accruals	83	89
Goodwill and intangible assets	187	125
Property, plant and equipment	128	97
Other items	63	18
Total Deferred Tax Liabilities	461	329

Net Deferred Tax Assets	$458	$503

[1]
A deferred tax asset has been established in 2019 for $145 million related to foreign taxes paid in the current period, which are not expected to be utilized as credits in the current or future period, with a corresponding full valuation allowance.

The valuation allowance balance at December 31, 2019 primarily relates to the Company’s ability to recognize future tax benefits associated with the carry forward of U.S. foreign tax credits generated in the current period and certain foreign net operating losses. The valuation allowance balance at December 31, 2018 relates primarily to the Company’s ability to recognize tax benefits associated

98 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with certain foreign net operating losses. The recognition of the foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law. The recognition of the foreign losses is dependent upon the future taxable income in such jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2019	2018	2017
	(in millions)
Beginning balance	$164	$183	$169
Additions:
Current year tax positions	22	23	21
Prior year tax positions	37	5	9
Reductions:
Prior year tax positions	(11)	(17)	(1)
Settlements with tax authorities	(2)	(18)	(4)
Expired statute of limitations	(7)	(12)	(11)
Ending balance	$203	$164	$183

The unrecognized tax benefit of $203 million, if recognized, would reduce the effective income tax rate. In 2019, there was an increase to the Company’s unrecognized tax benefits primarily due to various U.S. and non-U.S. tax issues, compared to a reduction in the prior year primarily due to a favorable court decision and settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled.
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
At December 31, 2019 and 2018, the Company had a net income tax-related interest payable of $13 million and $8 million, respectively, in its consolidated balance sheet. Tax-related interest income/(expense) in 2019, 2018 and 2017 was not material. In addition, as of December 31, 2019 and 2018, the amounts the Company has recognized for penalties payable in its consolidated balance sheet were not material.

MASTERCARD 2019 FORM 10-K 99

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its “no surcharge” rule. The court

100 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. Mastercard increased its reserve by $237 million during 2018 to reflect both its expected financial obligation under the Damages Class settlement agreement and the filed and anticipated opt-out merchant cases. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019. The district court’s settlement approval order has been appealed. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing.
As of December 31, 2019 and 2018, Mastercard had accrued a liability of $914 million as a reserve for both the Damages Class litigation and the filed and anticipated opt-out merchant cases. As of December 31, 2019 and 2018, Mastercard had $584 million and $553 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. During the first quarter of 2019, Mastercard increased its qualified cash settlement fund by $108 million in accordance with a January 2019 preliminary approval of the settlement. The Damages Class settlement agreement provided for a return to the defendants of a portion of the cash settlement fund, based upon the percentage of interchange volume represented by the opt out merchants. During the fourth quarter of 2019, $84 million of the qualified cash settlement fund was reclassified from restricted cash to cash and cash equivalents in accordance with the December 2019 final approval of the settlement.
The reserve as of December 31, 2019 for both the Damages Class litigation and the filed opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic

MASTERCARD 2019 FORM 10-K 101

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of December 31, 2019). Mastercard has resolved over £2 billion (approximately $3 billion as of December 31, 2019) of these damages claims through settlement or judgment. Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $237 million in 2018. As detailed below, Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court ruled against both Mastercard and Visa on two of the three legal issues being considered, concluding that U.K. interchange rates restricted competition and that they were not objectively necessary for the payment networks. The appellate court sent the cases back to trial for reconsideration on the remaining issue concerning the “lawful” level of interchange. The U.K. Supreme Court granted the parties permission to appeal the appellate court’s rulings and oral argument on the appeals was heard in January 2020. Mastercard expects the litigation process to be delayed pending the decision of the U.K. Supreme Court on the appeals.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of December 31, 2019). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard has been granted permission to appeal the appellate court ruling to the U.K. Supreme Court and oral argument on that appeal is scheduled to occur in May 2020.
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

102 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission (“FCC”) makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020.
Note 22. Settlement and Other Risk Management
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
Gross settlement exposure is estimated using the average daily payment volume during the three months ended December 31, 2019 multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of a failed customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer failures.
As part of its policies, Mastercard requires certain customers that are not in compliance with the Company’s risk standards to post collateral, such as cash, letters of credit, or guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure was as follows at December 31:

	2019	2018
	(in millions)
Gross settlement exposure	$55,800	$49,666
Collateral held for settlement exposure	(4,772)	(4,711)
Net uncollateralized settlement exposure	$51,028	$44,955

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $367 million and $377 million at December 31, 2019 and 2018, respectively, of which $290 million and $297 million at December 31, 2019 and 2018, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.

MASTERCARD 2019 FORM 10-K 103

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Derivative and Hedging Instruments
The Company monitors and manages its foreign currency and interest rate exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.  A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates principally through the use of both foreign exchange derivative contracts (Derivatives) and foreign currency denominated debt (Net Investment Hedge). In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances (Cash Flow Hedges).
Foreign Exchange Risk
Derivatives
The Company enters into foreign exchange derivative contracts to manage transactional currency exposure associated with anticipated receipts and disbursements which are valued based on currencies other than the functional currency of the entity. The Company may also enter into foreign exchange derivative contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company’s foreign exchange derivative contracts are summarized below:

	December 31, 2019		December 31, 2018
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$185	$3	$34	$(1)
Commitments to sell foreign currency	1,506	(25)	1,066	26
Options to sell foreign currency	21	2	25	4

Balance sheet location
Prepaid expenses and other current assets [1]		$12		$35
Other current liabilities [1]		(32)		(6)

[1]	The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Foreign exchange derivative contracts
General and administrative	$(39)	$53	$(75)

The fair value of the foreign exchange derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign exchange derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of December 31, 2019 and 2018, as these contracts were not designated as hedging instruments for accounting.
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

104 MASTERCARD 2019 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of December 31, 2019, the Company had a net foreign currency transaction pre-tax loss of $84 million in accumulated other comprehensive income (loss) associated with hedging activity.
Interest Rate Risk
Cash Flow Hedges
The Company is exposed to interest rate volatility on future debt issuances. To manage this risk, in the fourth quarter of 2019, the Company entered into treasury rate locks to lock the benchmark rate on a portion of the interest payments related to forecasted debt issuances. These locks are linked to future interest payments on anticipated U.S. dollar debt issuances forecasted to occur during 2020 and are accounted for as cash flow hedges. The maximum length of time over which the Company has hedged its exposure to the variability in future cash flows is 30 years. As of December 31, 2019, the total notional amount of interest rate contracts outstanding was $1 billion. The Company did not have any derivative instruments relating to this program outstanding as of December 31, 2018.
As of December 31, 2019, in connection with these cash flow hedges, the Company recorded pre-tax net unrealized gains of $14 million in accumulated other comprehensive income. As of December 31, 2019, the fair value of these contracts was $14 million and is included in prepaid expenses and other current assets on the consolidated balance sheet.
Note 24. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” Mastercard’s President and Chief Executive Officer has been identified as the chief operating decision-maker. All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of Mastercard at the consolidated level.
Revenue by geographic market is based on the location of the Company’s customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 32% of total revenue in 2019, 33% in 2018 and 35% in 2017. No individual country, other than the U.S., generated more than 10% of total revenue in those periods. Mastercard did not have any individual customer that generated greater than 10% of net revenue in 2019, 2018 or 2017.
The following table reflects the geographical location of the Company’s property, equipment and right-of-use assets, net, as of December 31:

	2019	2018	2017
	(in millions)
United States	$1,147	$613	$572
Other countries	681	308	257
Total	$1,828	$921	$829

MASTERCARD 2019 FORM 10-K 105

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note 25. Summary of Quarterly Data (Unaudited)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31	2019 Total
	(in millions, except per share data)
Net revenue	$3,889	$4,113	$4,467	$4,414	$16,883
Operating income	2,213	2,397	2,655	2,399	9,664
Net income	1,862	2,048	2,108	2,100	8,118
Basic earnings per share	$1.81	$2.01	$2.08	$2.08	$7.98
Basic weighted-average shares outstanding	1,026	1,020	1,013	1,008	1,017
Diluted earnings per share	$1.80	$2.00	$2.07	$2.07	$7.94
Diluted weighted-average shares outstanding	1,032	1,025	1,019	1,013	1,022

	2018 Quarter Ended
	March 31	June 30	September 30	December 31	2018 Total
	(in millions, except per share data)
Net revenue	$3,580	$3,665	$3,898	$3,807	$14,950
Operating income	1,825	1,936	2,287	1,234	7,282
Net income	1,492	1,569	1,899	899	5,859
Basic earnings per share	$1.42	$1.50	$1.83	$0.87	$5.63
Basic weighted-average shares outstanding	1,051	1,043	1,037	1,032	1,041
Diluted earnings per share	$1.41	$1.50	$1.82	$0.87	$5.60
Diluted weighted-average shares outstanding	1,057	1,049	1,043	1,038	1,047
Note: Tables may not sum due to rounding.

106 MASTERCARD 2019 FORM 10-K

PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2019. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
Item 9B. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.

MASTERCARD 2019 FORM 10-K 107

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10. Directors, executive officers and corporate governance
Information regarding our executive officers is included in section “Information about our executive officers” in Part I of this Report. Additional information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”).
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

MASTERCARD 2019 FORM 10-K 109

PART IV
Item 15. Exhibits and financial statement schedules
Item 16. Form 10-K summary

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

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

MASTERCARD 2019 FORM 10-K 111

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
4.3
Form of Global Note representing the Company’s 2.000% Notes due 2019 (included in Officer’s Certificate of the Company, dated as of March 31, 2014) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 3.375% Notes due 2024 (included in Officer’s Certificate of the Company, dated as of March 31, 2014) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.5
Officer’s Certificate of the Company, dated as of December 1, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.6
Form of Global Note representing the Company’s 1.100% Notes due 2022 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.7
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.8
Form of Global Note representing the Company’s 2.500% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.9
Officer’s Certificate of the Company, dated as of November 21, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.10
Form of Global Note representing the Company’s 2.000% Notes due 2021 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.11
Form of Global Note representing the Company’s 2.950% Notes due 2026 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.12
Form of Global Note representing the Company’s 3.800% Notes due 2046 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.13
Officer’s Certificate of the Company, dated as of February 26, 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.14
Form of Global Note representing the Company’s 3.5% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.15
Form of Global Note representing the Company’s 3.95% Notes due 2048 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.16	Officer’s Certificate of the Company, dated as of May 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).
4.17
Form of Global Note representing the Company’s 2.950% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.18
Form of Global Note representing the Company’s 3.650% Notes due 2049 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.19
Officer’s Certificate of the Company, dated as of December 3, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 3, 2019 (File No. 001-32877)).

4.20
Form of Global Note representing the Company’s 2.000% Notes due 2025 (included in Officer’s Certificate of the Company, dated as of December 3, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 3, 2019 (File No. 001-32877)).

4.21*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
$6,000,000,000 Amended and Restated Credit Agreement, dated as of November 14, 2019, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent.

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

10.4.1+
Deed of Employment between Mastercard UK Management Services Limited and Ann Cairns, dated July 6, 2011 (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.5+	Description of Employment Arrangement with Craig Vosburg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2018 (File No. 001-32877)).
10.6+	Description of Employment Arrangement with Gilberto Caldart (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).
10.7+	Description of Employment Arrangement with Tim Murphy (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).
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

10.12+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).

10.13+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).

10.14+
Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).

10.15+
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

10.18
Schedule of Non-Employee Directors’ Annual Compensation effective as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2019 (File No. 001-32877)).

10.19
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 26, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 26, 2018 (File No. 001-32877)).

10.20
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 26, 2018 (effective for awards granted on and subsequent to June 25, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2019 (File No. 001-32877)).

10.21
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 26, 2018 (effective for awards granted on and subsequent to June 25, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2019 (File No. 001-32877)).

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

112 MASTERCARD 2019 FORM 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 14, 2020	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 14, 2020	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 14, 2020	By:	/s/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	February 14, 2020	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 14, 2020	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 14, 2020	By:	/s/ RICHARD K. DAVIS
Richard K. Davis
Director

Date:	February 14, 2020	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 14, 2020	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 14, 2020	By:	/s/ CHOON PHONG GOH
Choon Phong Goh
Director

Date:	February 14, 2020	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 14, 2020	By:	/s/ MERIT E. JANOW
Merit E. Janow
Director

Date:	February 14, 2020	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 14, 2020	By:	/s/ YOUNGME MOON
Youngme Moon
Director

Date:	February 14, 2020	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 14, 2020	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 14, 2020	By:	/s/ GABRIELLE SULZBERGER
Gabrielle Sulzberger
Director

Date:	February 14, 2020	By:	/s/ JACKSON TAI
Jackson Tai
Director

Date:	February 14, 2020	By:	/s/ LANCE UGGLA
Lance Uggla
Director

113 MASTERCARD 2019 FORM 10-K