Form 10-Q
period 2020-03-31
Mastercard Inc
filed 2020-04-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(914) 249-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange of which registered
Class A Common Stock, par value $0.0001 per share	MA	New York Stock Exchange
1.1% Notes due 2022	MA22	New York Stock Exchange
2.1% Notes due 2027	MA27	New York Stock Exchange
2.5% Notes due 2030	MA30	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)			Yes	☐	No	☒
As of April 24, 2020, there were 993,040,739 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 10,699,604 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	27	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	39	Item 3.	Quantitative and qualitative disclosures about market risk
	39	Item 4.	Controls and procedures

PART II	41	Item 1.	Legal proceedings
	41	Item 1A.	Risk factors
	41	Item 2.	Unregistered sales of equity proceeds and use of proceeds
	42	Item 5.	Other information
	43	Item 6.	Exhibits
	44	-	Signatures

2 MASTERCARD MARCH 31, 2020 FORM 10-Q

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

•
regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption; account-based payment systems; and issuer practice regulation)

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

•	exposure to loss or illiquidity due to our role as guarantor and other contractual obligations

•	the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls

•	the impact of the coronavirus (COVID-19) outbreak and measures taken in response to the outbreak

•	reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services

•	the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture

•	issues related to acquisition integration, strategic investments and entry into new businesses

•	issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A - Risk Factors of this Report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD MARCH 31, 2020 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD MARCH 31, 2020 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
Net Revenue	$4,009	$3,889
Operating Expenses
General and administrative	1,494	1,367
Advertising and marketing	154	192
Depreciation and amortization	144	117
Provision for litigation	6	—
Total operating expenses	1,798	1,676
Operating income	2,211	2,213
Other Income (Expense)
Investment income	16	27
Gains (losses) on equity investments, net	(174)	5
Interest expense	(69)	(46)
Other income (expense), net	3	4
Total other income (expense)	(224)	(10)
Income before income taxes	1,987	2,203
Income tax expense	294	341
Net Income	$1,693	$1,862
Basic Earnings per Share	$1.68	$1.81
Basic weighted-average shares outstanding	1,005	1,026
Diluted Earnings per Share	$1.68	$1.80
Diluted weighted-average shares outstanding	1,010	1,032

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$1,693	$1,862
Other comprehensive income (loss):
Foreign currency translation adjustments	(281)	11
Income tax effect	14	3
Foreign currency translation adjustments, net of income tax effect	(267)	14
Translation adjustments on net investment hedge	20	36
Income tax effect	(4)	(8)
Translation adjustments on net investment hedge, net of income tax effect	16	28
Cash flow hedges	(189)	—
Income tax effect	39	—
Cash flow hedges, net of income tax effect	(150)	—
Investment securities available-for-sale	(7)	4
Income tax effect	2	(1)
Investment securities available-for-sale, net of income tax effect	(5)	3
Other comprehensive income (loss), net of tax	(406)	45
Comprehensive Income	$1,287	$1,907

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2020 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (unaudited)
	March 31, 2020	December 31, 2019
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,207	$6,988
Restricted cash for litigation settlement	587	584
Investments	477	688
Accounts receivable	2,441	2,514
Settlement due from customers	1,164	2,995
Restricted security deposits held for customers	1,518	1,370
Prepaid expenses and other current assets	1,729	1,763
Total current assets	18,123	16,902
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,165 and $1,100, respectively	1,901	1,828
Deferred income taxes	550	543
Goodwill	4,070	4,021
Other intangible assets, net of accumulated amortization of $1,312 and $1,296, respectively	1,447	1,417
Other assets	4,557	4,525
Total Assets	$30,648	$29,236
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$371	$489
Settlement due to customers	1,149	2,714
Restricted security deposits held for customers	1,518	1,370
Accrued litigation	852	914
Accrued expenses	4,676	5,489
Other current liabilities	1,146	928
Total current liabilities	9,712	11,904
Long-term debt	12,466	8,527
Deferred income taxes	82	85
Other liabilities	2,890	2,729
Total Liabilities	25,150	23,245
Commitments and Contingencies
Redeemable Non-controlling Interests	75	74
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,392 and 1,391 shares issued and 993 and 996 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 11 shares issued and outstanding	—	—
Additional paid-in-capital	4,735	4,787
Class A treasury stock, at cost, 399 and 395 shares, respectively	(33,531)	(32,205)
Retained earnings	35,273	33,984
Accumulated other comprehensive income (loss)	(1,079)	(673)
Mastercard Incorporated Stockholders' Equity	5,398	5,893
Non-controlling interests	25	24
Total Equity	5,423	5,917
Total Liabilities, Redeemable Non-controlling Interests and Equity	$30,648	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917
Net income	—	—	—	—	1,693	—	1,693	—	1,693
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(406)	(406)	—	(406)
Dividends	—	—	—	—	(402)	—	(402)	—	(402)
Purchases of treasury stock	—	—		(1,330)	—	—	(1,330)	—	(1,330)
Share-based payments	—	—	(52)	4	—	—	(48)	—	(48)
Balance at March 31, 2020	$—	$—	$4,735	$(33,531)	$35,273	$(1,079)	$5,398	$25	$5,423

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$5,395	$23	$5,418
Net income	—	—	—	—	1,862	—	1,862	—	1,862
Activity related to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	45	45	—	45
Dividends	—	—	—	—	(337)	—	(337)	—	(337)
Purchases of treasury stock	—	—	—	(1,790)	—	—	(1,790)	—	(1,790)
Share-based payments	—	—	(11)	6	—	—	(5)	—	(5)
Balance at March 31, 2019	$—	$—	$4,569	$(27,534)	$28,806	$(673)	$5,168	$22	$5,190

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2020 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities
Net income	$1,693	$1,862
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	237	345
Depreciation and amortization	144	117
(Gains) losses on equity investments, net	174	5
Share-based compensation	52	57
Deferred income taxes	26	38
Other	20	1
Changes in operating assets and liabilities:
Accounts receivable	(3)	(320)
Settlement due from customers	1,831	1,026
Prepaid expenses	(331)	(497)
Accrued litigation and legal settlements	(62)	1
Restricted security deposits held for customers	148	(35)
Accounts payable	(102)	(22)
Settlement due to customers	(1,564)	(1,000)
Accrued expenses	(622)	(483)
Net change in other assets and liabilities	218	217
Net cash provided by operating activities	1,859	1,312
Investing Activities
Purchases of investment securities available-for-sale	(74)	(305)
Purchases of investments held-to-maturity	(45)	(99)
Proceeds from sales of investment securities available-for-sale	179	476
Proceeds from maturities of investment securities available-for-sale	64	139
Proceeds from maturities of investments held-to-maturity	65	155
Purchases of property and equipment	(131)	(83)
Capitalized software	(78)	(59)
Purchases of equity investments	(135)	—
Settlement of interest rate derivative contracts	(175)	—
Other investing activities	(177)	(11)
Net cash (used in) provided by investing activities	(507)	213
Financing Activities
Purchases of treasury stock	(1,383)	(1,824)
Dividends paid	(403)	(340)
Proceeds from debt, net	3,959	—
Tax withholdings related to share-based payments	(131)	(116)
Cash proceeds from exercise of stock options	31	54
Other financing activities	27	3
Net cash provided by (used in) financing activities	2,100	(2,223)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(88)	(54)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	3,364	(752)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,969	8,337
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,333	$7,585

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At March 31, 2020 and December 31, 2019, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2020 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of December 31, 2019. The consolidated financial statements for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard Incorporated Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures, including a summary of the Company’s significant accounting policies.
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
For the three months ended March 31, 2020 and 2019, net losses from non-controlling interests were not material and, as a result, amounts are included in the consolidated statement of operations within other income (expense).
Accounting pronouncements not yet adopted
Simplifying the accounting for income taxes - In December 2019, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to simplify the accounting for income taxes. This guidance includes the removal of certain exceptions to the general income tax accounting principles and provides clarity and simplification to other areas of income tax accounting by amending the existing guidance. The guidance is effective for periods beginning after December 15, 2020. The Company expects to adopt this guidance effective January 1, 2021 and is in the process of evaluating the potential effects this will have on its consolidated financial statements.
Reference Rate Reform - In March 2020, the FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from LIBOR to alternative rates.  The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity.  The amendments were effective immediately upon issuance of the update.  Companies may elect to adopt the amendments prospectively to transactions existing as of or entered from the date of adoption through December 31, 2022. The Company is in the process of evaluating the amendments, impacted contracts, and the potential effects of this will have on its consolidated financial statements.

MASTERCARD MARCH 31, 2020 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions
In 2019, the Company acquired several businesses in separate transactions for total consideration of $1.5 billion. As of March 31, 2020, the Company has finalized the purchase accounting for certain businesses acquired during 2019 for total consideration of $783 million. For the final and preliminary estimated fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S, for €2.85 billion (approximately $3.16 billion as of March 31, 2020) after adjusting for cash and certain other liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. While the Company anticipates completing the acquisition in the third quarter of 2020, the transaction is subject to regulatory approval and other customary closing conditions.
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenue by source:
Domestic assessments	$1,683	$1,605
Cross-border volume fees	1,217	1,263
Transaction processing	2,200	1,922
Other revenues	1,062	842
Gross revenue	6,162	5,632
Rebates and incentives (contra-revenue)	(2,153)	(1,743)
Net revenue	$4,009	$3,889
Net revenue by geographic region:
North American Markets	$1,334	$1,347
International Markets	2,633	2,506
Other [1]	42	36
Net revenue	$4,009	$3,889

[1]	Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.3 billion at both March 31, 2020 and December 31, 2019 are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are generally billed weekly, however the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at March 31, 2020 in the amounts of $52 million and $162 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2019 were $48 million and $152 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at March 31, 2020 in the amounts of $384 million and $161 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2019 were $238 million and $106 million, respectively. Revenue recognized from performance obligations satisfied during the three months ended March 31, 2020 and 2019 was $189 million and $185 million, respectively.

12 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
Numerator
Net income	$1,693	$1,862
Denominator
Basic weighted-average shares outstanding	1,005	1,026
Dilutive stock options and stock units	5	6
Diluted weighted-average shares outstanding [1]	1,010	1,032
Earnings per Share
Basic	$1.68	$1.81
Diluted	$1.68	$1.80

[1]	For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows.

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$6,988	$6,682
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	584	553
Restricted security deposits held for customers	1,370	1,080
Prepaid expenses and other current assets	27	22
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,969	$8,337

	March 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$10,207	$5,857
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	587	662
Restricted security deposits held for customers	1,518	1,044
Prepaid expenses and other current assets	21	22
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,333	$7,585

MASTERCARD MARCH 31, 2020 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Available-for-sale securities	$414	$591
Held-to-maturity securities	63	97
Total investments	$477	$688

Available-for-Sale-Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$18	$—	$—	$18	$15	$—	$—	$15
Government and agency securities	18	—	—	18	108	—	—	108
Corporate securities	315	—	(5)	310	381	1	—	382
Asset-backed securities	68	—	—	68	85	1	—	86
Total	$419	$—	$(5)	$414	$589	$2	$—	$591

The Company’s available-for-sale investment securities held at March 31, 2020 and December 31, 2019 primarily carried a credit rating of A- or better with unrealized gains and losses recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2020 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$105	$105
Due after 1 year through 5 years	314	309
Total	$419	$414

Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s debt securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2020 and 2019 were not significant.
Held-to-Maturity Securities
The Company classifies time deposits with maturities greater than three months but less than one year as held-to-maturity. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity. The cost of these securities approximates fair value.

14 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2019	Purchases (Sales), net	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2020
	(in millions)
Marketable securities	$479	$—	$(177)	$(20)	$282
Nonmarketable securities	435	137	3	13	588
Total equity investments	$914	$137	$(174)	$(7)	$870

[1]	Recorded in gains (losses) on equity investments, net on the consolidated statement of operations

[2]	Includes the translational impact of currency
At March 31, 2020, the total carrying value of Nonmarketable securities included $464 million of measurement alternative investments and $124 million of equity method investments. At December 31, 2019, the total carrying value of Nonmarketable securities included $317 million of measurement alternative investments and $118 million of equity method investments. Cumulative impairments and downward fair value adjustments on measurement alternative investments were $11 million and cumulative upward fair value adjustments were $68 million as of March 31, 2020.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for the three months ended March 31, 2020.

MASTERCARD MARCH 31, 2020 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$18	$—	$18	$—	$15	$—	$15
Government and agency securities	—	18	—	18	66	42	—	108
Corporate securities	—	310	—	310	—	382	—	382
Asset-backed securities	—	68	—	68	—	86	—	86
Derivative instruments [2]:
Foreign exchange contracts	—	87	—	87	—	12	—	12
Interest rate contracts	—	—	—	—	—	14	—	14
Marketable securities [3]:
Equity securities	282	—	—	282	479	—	—	479
Deferred compensation plan [4]:
Deferred compensation assets	53	—	—	53	67	—	—	67

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(20)	$—	$(20)	$—	$(32)	$—	$(32)
Deferred compensation plan [5]:
Deferred compensation liabilities	(60)	—	—	(60)	(67)	—	—	(67)

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

[2]
The Company’s foreign exchange and interest rate derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign exchange and interest rates for similar derivative instruments. See Note 17 (Derivative and Hedging Instruments) for further details.

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

Financial Instruments - Non-Recurring Measurements
Nonmarketable Securities
The Company’s Nonmarketable securities are recorded at fair value on a non-recurring basis in periods after initial recognition under the equity method or measurement alternative method. Nonmarketable securities are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its Nonmarketable securities when certain events or circumstances indicate that impairment may exist. See Note 6 (Investments) for further details.

MASTERCARD MARCH 31, 2020 FORM 10-Q 16

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt
The Company estimates the fair value of its long-term debt based on quoted market prices. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At March 31, 2020, the carrying value and fair value of total long-term debt was $12.5 billion and $13.9 billion, respectively. At December 31, 2019, the carrying value and fair value of long-term debt was $8.5 billion and $9.2 billion, respectively.
Other Financial Instruments
Certain other financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, settlement due from customers, restricted security deposits held for customers, accounts payable, settlement due to customers and other accrued liabilities.
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$886	$872
Prepaid income taxes	50	105
Other	793	786
Total prepaid expenses and other current assets	$1,729	$1,763

Other assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$2,892	$2,838
Equity investments	870	914
Income taxes receivable	477	460
Other	318	313
Total other assets	$4,557	$4,525

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$3,674	$3,892
Personnel costs	323	713
Income and other taxes	205	332
Other	474	552
Total accrued expenses	$4,676	$5,489

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of March 31, 2020 and December 31, 2019, the Company’s provision for litigation was $852 million and $914 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD MARCH 31, 2020 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt
Long-term debt consisted of the following:

			March 31, 2020	December 31, 2019	Effective Interest Rate
			(in millions)
2020 USD Notes	3.300%	Senior Notes due March 2027	$1,000	$—	3.420%
	3.350%	Senior Notes due March 2030	1,500	—	3.390%
	3.850%	Senior Notes due March 2050	1,500	—	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 Euro Notes [1]	1.100%	Senior Notes due December 2022	776	785	1.265%
	2.100%	Senior Notes due December 2027	886	896	2.189%
	2.500%	Senior Notes due December 2030	166	169	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			12,578	8,600
Less: Unamortized discount and debt issuance costs			(112)	(73)
Long-term debt			$12,466	$8,527

[1]	Relates to euro-denominated debt issuance of €1.650 billion in December 2015
In March 2020, the Company issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050 (collectively the “2020 USD Notes”). The net proceeds from the issuance of the 2020 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.959 billion.
The outstanding debt described above is not subject to any financial covenants and it may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the notes are to be used for general corporate purposes.
Note 11. Stockholders' Equity
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, the Company declared total per share dividends of $0.40 and $0.33, respectively, resulting in total quarterly dividends of $402 million and $337 million, respectively.
The Company’s Board of Directors have approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program. During the first quarter of 2020, the Company temporarily suspended its 2020 share repurchase activity. The share repurchase program remains authorized by the Company’s Board of Directors and it may resume share repurchases in the future at any time.

MASTERCARD MARCH 31, 2020 FORM 10-Q 18

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2020, as well as historical purchases:

Board authorization dates	December 2019	December 2018	December 2017
Date program became effective	January 2020	January 2019	March 2018	Total
	(in millions, except average price data)
Board authorization	$8,000	$6,500	$4,000	$18,500
Dollar value of shares repurchased during the three months ended March 31, 2019	$—	$1,523	$301	$1,824
Remaining authorization at December 31, 2019	$8,000	$304	$—	$8,304
Dollar value of shares repurchased during the three months ended March 31, 2020	$1,079	$304	$—	$1,383
Remaining authorization at March 31, 2020	$6,921	$—	$—	$6,921
Shares repurchased during the three months ended March 31, 2019	—	7.1	1.6	8.7
Average price paid per share during the three months ended March 31, 2019	$—	$213.68	$188.38	$209.05
Shares repurchased during the three months ended March 31, 2020	3.7	1.0	—	4.7
Average price paid per share during the three months ended March 31, 2020	$290.86	$304.89	$—	$293.83
Cumulative shares repurchased through March 31, 2020	3.7	25.8	20.6	50.1
Cumulative average price paid per share	$290.86	$251.72	$194.27	$231.02

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the three months ended March 31, 2020:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2019	996.0	11.2
Purchases of treasury stock	(4.7)	—
Share-based payments	1.3	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at March 31, 2020	993.0	10.8

MASTERCARD MARCH 31, 2020 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Cash Flow Hedges [3]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale [4]	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2019	$(638)	$(38)	$11	$(9)	$1	$(673)
Other comprehensive income (loss)	(267)	16	(150)	—	(5)	(406)
Balance at March 31, 2020	$(905)	$(22)	$(139)	$(9)	$(4)	$(1,079)

Balance at December 31, 2018	$(661)	$(66)	$—	$10	$(1)	$(718)
Other comprehensive income (loss)	14	28	—	—	3	45
Balance at March 31, 2019	$(647)	$(38)	$—	$10	$2	$(673)

[1]
During the three months ended March 31, 2020, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro, British pound and Brazilian real. During the three months ended March 31, 2019, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound.

[2]
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. Changes in the value of the debt are recorded in accumulated other comprehensive income (loss). During the three months ended March 31, 2020 and 2019, the decreases in the accumulated other comprehensive loss related to the net investment hedge were driven by the depreciation of the euro. See Note 17 (Derivative and Hedging Instruments) for additional information.

[3]
In the fourth quarter of 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. During the three months ended March 31, 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company recorded a loss, net of tax, of $150 million in accumulated other comprehensive income (loss). The cumulative loss of $139 million will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. During the three months ended March 31, 2020, reclassifications to interest expense were not material. See Note 17 (Derivative and Hedging Instruments) for additional information.

[4]
During the three months ended March 31, 2020 and 2019, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not material. See Note 6 (Investments) for additional information.

Note 13. Share-Based Payments
During the three months ended March 31, 2020, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2020	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.4	$55
Restricted stock units	0.8	$287
Performance stock units	0.2	$291

The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2020 was estimated to be six years, while the expected volatility was determined to be 19.3%. Stock options generally vest in four equal annual installments beginning one year after the date of grant and expire ten years from the date of grant.
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. For awards granted on or after March 1, 2020, shares underlying the RSUs will generally vest in four equal annual installments beginning one year after the date of grant. For awards issued prior to March 1, 2020, shares underlying the RSUs will generally vest three years from the date of grant.
The Company used the Monte Carlo simulation valuation model to determine the grant-date fair value of performance stock units (“PSUs”) granted. Shares underlying the PSUs will vest after three years from the date of grant. For all PSUs granted on or after March 1, 2019, shares issuable upon vesting are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents.

20 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 14. Income Taxes
The effective income tax rate was 14.8% and 15.5% for the three months ended March 31, 2020 and 2019, respectively. The lower effective income tax rate for the three months ended March 31, 2020, versus the comparable period in 2019, was primarily due to a more favorable geographic mix of earnings and discrete benefits related to share-based payments, partially offset by a prior year discrete benefit related to a reduction to the Company’s transition tax liability.
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

MASTERCARD MARCH 31, 2020 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2020 and December 31, 2019, Mastercard had accrued a liability of $852 million and $914 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of March 31, 2020 and December 31, 2019, Mastercard had $587 million and $584 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet.
The reserve as of March 31, 2020 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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
Europe. Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of March 31, 2020). Mastercard has resolved over £2 billion (approximately $3 billion as of March 31, 2020) of these damages claims through settlement or judgment. As detailed below, Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims.

22 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of March 31, 2020). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard has been granted permission to appeal the appellate court ruling to the U.K. Supreme Court and oral argument on that appeal is scheduled to occur in May 2020.
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

MASTERCARD MARCH 31, 2020 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Gross settlement exposure is estimated using the average daily payment volume during the three months prior to period end multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of a failed customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer failures.
As part of its policies, Mastercard requires certain customers that are not in compliance with the Company’s risk standards to post collateral, such as cash, letters of credit, or guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards and revises the estimated settlement exposure as necessary.
The Company’s estimated settlement exposure was as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Gross settlement exposure	$50,631	$55,800
Collateral held for settlement exposure	(4,437)	(4,772)
Net uncollateralized settlement exposure	$46,194	$51,028

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $359 million and $367 million at March 31, 2020 and December 31, 2019, respectively, of which $283 million and $290 million at March 31, 2020 and December 31, 2019, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
Foreign Exchange Risk
Derivatives
The Company enters into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements which are valued based on currencies other than the functional currency of the entity. The Company may also enter into foreign

24 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company’s derivative contracts are summarized below:

	March 31, 2020		December 31, 2019
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$376	$(12)	$185	$3
Commitments to sell foreign currency	1,553	75	1,506	(25)
Options to sell foreign currency	26	4	21	2
Balance sheet location
Prepaid expenses and other current assets [1]		87		12
Other current liabilities [1]		(20)		(32)

[1]	The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Foreign exchange derivative contracts
General and administrative	$107	$(5)

The fair value of the foreign exchange derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign exchange derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of March 31, 2020 and December 31, 2019, as these contracts were not designated as hedging instruments for accounting.
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
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of March 31, 2020, the Company had a net foreign currency transaction pre-tax loss of $64 million in accumulated other comprehensive income (loss) associated with hedging activity.
Interest Rate Risk
Cash Flow Hedges
During the fourth quarter of 2019, the Company entered into treasury rate locks for a total notional amount of $1 billion, which were accounted for as cash flow hedges. These contracts were entered into to hedge a portion of the Company’s interest rate exposure attributable to changes in the treasury rates related to the forecasted debt issuance during 2020. The maximum length of time over which the Company had hedged its exposure was 30 years. In connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company paid $175 million. As of March 31, 2020 the Company recorded a loss of $175 million, or $150 million net of tax, in accumulated other comprehensive income (loss) associated with these contracts. This loss is deferred as a component of accumulated other comprehensive income (loss) and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. As of December 31, 2019, the Company recorded a pre-tax net unrealized gain of $14 million in accumulated other comprehensive income (loss) associated with these contracts.

MASTERCARD MARCH 31, 2020 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates that $6 million, pre-tax, of the deferred loss on cash flow derivative contracts recorded in accumulated other comprehensive income (loss) at March 31, 2020 will be reclassified into interest expense on the statement of operations within the next 12 months.

26 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2019 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2020. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
COVID-19
The coronavirus (“COVID-19”) pandemic has spread rapidly across the globe. This outbreak has resulted in the widespread reduction of business activity, adversely impacting consumers, our customers, suppliers and business partners. Additionally, we have seen an increase in travel restrictions, social distancing measures and unemployment leading to a change in consumer and commercial behavior. These impacts have had, and are likely to continue to have, a significant negative impact to the global economy. A worsening of these conditions would likely exacerbate the adverse effects to the global economy which could increase uncertainty and volatility.
The COVID-19 outbreak has impacted our 2020 performance to date, during which we have seen unfavorable trends compared to historical periods. The impact of this outbreak started in February and was more significant in March as we experienced declines in our key metrics, primarily due to travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe. The extent to which the duration and severity of the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, the full impact of COVID-19 will not be reflected in our results of operations and overall financial performance until future periods.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019
	($ in millions, except per share data)
Net revenue	$4,009	$3,889	3%
Operating expenses	$1,798	$1,676	7%
Operating income	$2,211	$2,213	—%
Operating margin	55.2%	56.9%	(1.8) ppt
Income tax expense	$294	$341	(14)%
Effective income tax rate	14.8%	15.5%	(0.7) ppt
Net income	$1,693	$1,862	(9)%
Diluted earnings per share	$1.68	$1.80	(7)%
Diluted weighted-average shares outstanding	1,010	1,032	(2)%
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,009	$3,889	3%	5%
Adjusted operating expenses	$1,792	$1,676	7%	8%
Adjusted operating margin	55.3%	56.9%	(1.6) ppt	(1.4) ppt
Adjusted effective income tax rate	14.9%	16.8%	(1.9) ppt	(1.8) ppt
Adjusted net income	$1,844	$1,828	1%	3%
Adjusted diluted earnings per share	$1.83	$1.78	3%	6%
Note: Tables may not sum due to rounding.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD MARCH 31, 2020 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key highlights for the three months ended March 31, 2020, versus the comparable period in 2019, were as follows:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Net revenue increased 5% on a currency-neutral basis, which included growth of approximately 1 percentage point from acquisitions. The primary drivers of our
up 3%	up 5%	net revenue growth were:
- Gross dollar volume growth of 8% on a local currency basis
- Switched transaction growth of 13%
- Other revenues growth of 26%, or 28% on a currency-neutral basis. This includes 6 percentage points of growth due to acquisitions. The remaining growth was primarily driven by our Cyber & Intelligence and Data & Services solutions.
These increases were partially offset by:
- Higher rebates and incentives, which increased 24%, or 26% on a currency-neutral basis, primarily due to the impact from new and renewed agreements and increased volumes.
- Cross-border volume decline of 1% on a local currency basis

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)
Adjusted operating expenses on a currency-neutral basis included a 6 percentage point increase from acquisitions, partially offset by a 3 percentage point benefit related to the differential in hedging gains and losses versus the year-ago period. The remaining 5 percentage points of growth was primarily related to our continued investment in strategic initiatives.

up 7%	up 8%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP (currency-neutral)	Adjusted effective income tax rate of 14.9% primarily attributable to a more favorable geographic mix of earnings and discrete benefits related to share-based payments.
14.8%	14.9%
Other financial highlights for the three months ended March 31, 2020 were as follows:

•	We generated net cash flows from operations of $1.9 billion.

•	We repurchased 4.7 million shares of our common stock for $1.4 billion and paid dividends of $0.4 billion.

•	We completed a debt offering for an aggregate principal amount of $4 billion.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of gains and losses on our equity investments which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments

•
In the three months ended March 31, 2020 and 2019 we recorded net losses of $174 million ($146 million after tax, or $0.14 per diluted share), and net gains of $5 million ($5 million after tax, and an immaterial impact per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

28 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Items
Litigation provisions

•
In the three months ended March 31, 2020, we recorded pre-tax charges of $6 million ($5 million after tax, and an immaterial impact per diluted share) related to litigation settlements with U.K. merchants.

Tax act

•
In the three months ended March 31, 2019, we recorded a $30 million tax benefit ($0.03 per diluted share) related to a reduction to the 2017 one-time deemed repatriation tax on accumulated foreign earnings resulting from final transition tax regulations issued in 2019.

See Note 6 (Investments), Note 14 (Income Taxes) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for further discussion. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
In addition, we present growth rates adjusted for the impact of currency which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

MASTERCARD MARCH 31, 2020 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended March 31, 2020
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,798	55.2%	$(224)	14.8%	$1,693	$1.68
(Gains) losses on equity investments	**	**	174	0.1%	146	0.14
Litigation provisions	$(6)	0.2%	**	—%	5	—
Non-GAAP	$1,792	55.3%	$(50)	14.9%	$1,844	$1.83

	Three Months Ended March 31, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,676	56.9%	$(10)	15.5%	$1,862	$1.80
(Gains) losses on equity investments	**	**	(5)	—%	(5)	—
Tax act	**	**	**	1.3%	(30)	(0.03)
Non-GAAP	$1,676	56.9%	$(15)	16.8%	$1,828	$1.78
Note: Tables may not sum due to rounding.

**	Not applicable
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2020 as compared to the Three Months Ended March 31, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	3%	7%	(1.8) ppt	(0.7) ppt	(9)%	(7)%
(Gains) losses on equity investments	**	**	**	0.1 ppt	8%	8%
Litigation provisions	**	—%	0.2 ppt	—	—%	—%
Tax act	**	**	**	(1.3) ppt	2%	1%
Non-GAAP	3%	7%	(1.6) ppt	(1.9) ppt	1%	3%
Currency impact [1]	2%	1%	0.3 ppt	0.1 ppt	2%	3%
Non-GAAP - currency-neutral	5%	8%	(1.4) ppt	(1.8) ppt	3%	6%
Note: Tables may not sum due to rounding.

**	Not applicable

[1]	Represents the translational and transactional impact of currency.
Key Metrics
In addition to the financial measures described above in “Financial Results Overview”, we review the following metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.  We believe that the key metrics presented facilitate an understanding of our operating and financial performance and provide a meaningful comparison of our results between periods.
Gross Dollar Volume (“GDV”)1 measures dollar volume of activity on cards carrying our brands during the period.  Dollar volume represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements obtained with Mastercard-branded cards for the relevant period.  Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which Mastercard volumes are reported.  These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter.  Mastercard

30 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reports period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change.
Cross-border Volume2 measures cross-border dollar volume initiated and switched through our network during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.
Switched Transactions2 measures the number of transactions switched by Mastercard.  We define transactions switched as the number of transactions initiated and switched through our network during the period.
Operating Margin measures how much profit we make on each dollar of sales after our operating costs but before other income (expense) and income tax expense. Operating margin is calculated by dividing our operating income by net revenue.

[1]
Data used in the calculation of GDV is provided by Mastercard customers and is subject to verification by Mastercard and partial cross-checking against information provided by Mastercard’s transaction switching systems. All data is subject to revision and amendment by Mastercard or Mastercard’s customers.

[2]
Normalized to eliminate the effects of differing switching and carryover days between periods. Carryover days are those where transactions and volumes from days where the company does not clear and settle are processed.

Foreign Currency
Currency Impact (Translational and Transactional)
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2020, GDV on a U.S. dollar-converted basis increased 6%, while GDV on a local currency basis increased 8%, versus the comparable period in 2019. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
The translational and transactional impact of currency (“Currency impact”) has been identified in our growth impact tables and has been excluded from our currency-neutral growth rates, which are non-GAAP financial measures. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses on the consolidated statement of operations. We manage foreign currency balance sheet remeasurement and transactional currency exposure through our foreign exchange risk management activities, which are discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1. Since we do not designate foreign exchange derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives immediately in current period earnings, with the related hedged item being recognized as the exposures materialize.
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

MASTERCARD MARCH 31, 2020 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Gross revenue increased 9%, or 11% on a currency-neutral basis, for the three months ended March 31, 2020, versus the comparable period in 2019 primarily driven by growth in gross dollar volume and switched transactions, an increase in other payment-related products and services partially offset by a decline in cross-border volumes. Our gross revenue drivers were impacted by a decrease in overall economic consumption primarily due to the impact of the COVID-19 outbreak.
Rebates and incentives increased 24%, or 26% on a currency-neutral basis, for the three months ended March 31, 2020, versus the comparable period in 2019, primarily due to new and renewed deals and increased volumes.
Our net revenue increased 3%, or 5% on a currency-neutral basis, for the three months ended March 31, 2020, versus the comparable period in 2019, including growth of 1 percentage point from our acquisitions.
See Note 3 (Revenue) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	($ in millions)
Domestic assessments	$1,683	$1,605	5%
Cross-border volume fees	1,217	1,263	(4)%
Transaction processing	2,200	1,922	14%
Other revenues	1,062	842	26%
Gross revenue	6,162	5,632	9%
Rebates and incentives (contra-revenue)	(2,153)	(1,743)	24%
Net revenue	$4,009	$3,889	3%
The following table summarizes the drivers of net revenue:

	Three Months Ended March 31, 2020
	Volume	Acquisitions	Currency Impact [1]	Other [2]		Total
Domestic assessments	8%	—%	(3)%	—%	[3]	5%
Cross-border volume fees	(2)%	—%	(2)%	—%		(4)%
Transaction processing	12%	—%	(2)%	4%		14%
Other revenues	**	6%	(2)%	22%	[4]	26%
Rebates and incentives (contra-revenue)	7%	—%	(3)%	19%	[5]	24%
Net revenue	5%	1%	(2)%	(2)%		3%
Note: Table may not sum due to rounding.

**	Not applicable.

[1]	Represents the translational and transactional impact of currency.

[2]	Includes impact from pricing and other non-volume based fees.

[3]	Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.

[4]	Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.

[5]	Includes the impact of new, renewed and expired agreements.

32 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a summary of the trend in volumes and transactions versus the comparable period in 2019:

	Three Months Ended March 31,
	2020		2019
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV [1]	6%	8%	6%	12%
Asia Pacific/Middle East/Africa	3%	6%	5%	11%
Canada	3%	4%	1%	6%
Europe	9%	12%	5%	17%
Latin America	2%	12%	3%	13%
United States	6%	6%	7%	7%
Cross-border volume [1]	(3)%	(1)%	7%	14%

[1]	Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended March 31,
	2020	2019
	Increase/(Decrease)
Switched transactions	13%	17%

MASTERCARD MARCH 31, 2020 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
Operating expenses increased 7% for the three months ended March 31, 2020, versus the comparable period in 2019. Adjusted operating expenses increased 7%, or 8% on a currency-neutral basis, versus the comparable period in 2019. Current year results included growth of approximately 6 percentage points from acquisitions, partially offset by a 3 percentage point benefit primarily from foreign exchange derivative contracts. The remaining 5 percentage points of growth was primarily related to our continued investment in strategic initiatives.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	($ in millions)
General and administrative	$1,494	$1,367	9%
Advertising and marketing	154	192	(20)%
Depreciation and amortization	144	117	23%
Provision for litigation	6	—	**
Total operating expenses	1,798	1,676	7%
Special Items[1]	(6)	—	**
Adjusted total operating expenses (excluding Special Items1)	$1,792	$1,676	7%
Note: Table may not sum due to rounding

**	Not meaningful.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended March 31, 2020
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	4%	**	6%	(1)%	9%
Advertising and marketing	(20)%	**	1%	(1)%	(20)%
Depreciation and amortization	11%	**	12%	(1)%	23%
Provision for litigation	**	**	**	**	**
Total operating expenses	2%	—%	6%	(1)%	7%
Note: Tables may not sum due to rounding.

**	Not meaningful.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

[2]	Represents the translational and transactional impact of currency.
General and Administrative
General and administrative expenses increased 9%, or 11% on a currency-neutral basis, for the three months ended March 31, 2020 versus the comparable period in 2019. Current year results included growth of approximately 6 percentage points from acquisitions, partially offset by a 4 percentage point benefit primarily from foreign exchange derivative contracts. The remaining growth was primarily driven by an increase in personnel to support our continued investment in our strategic initiatives.

34 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	($ in millions)
Personnel	$962	$811	19%
Professional fees	93	86	9%
Data processing and telecommunications	179	155	16%
Foreign exchange activity[1]	(52)	1	**
Other	312	314	(1)%
General and administrative expenses	$1,494	$1,367	9%
Note: Table may not sum due to rounding.

**	Not meaningful.

[1]
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.

Advertising and Marketing
Advertising and marketing expenses decreased 20%, or 19% on a currency-neutral basis, for the three months ended March 31, 2020, versus the comparable period in 2019, primarily due to lower advertising and sponsorship spend.
Depreciation and Amortization
Depreciation and amortization expenses increased 23%, or 24% on a currency-neutral basis, for the three months ended March 31, 2020, versus the comparable period in 2019, due to the impact of acquisitions, which contributed 12 percentage points of growth, and higher depreciation from capital investments.
Provision for Litigation
In the three months ended March 31, 2020, we recorded $6 million in provisions for litigation settlements with U.K. merchants. There were no litigation charges in the comparable period in 2019.
Other Income (Expense)
Other income (expense) increased for the three months ended March 31, 2020, versus the comparable period in 2019, primarily due to net losses of $174 million which were related to unrealized fair market value adjustments on marketable equity securities in the current period.
The components of our other income (expense) were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	($ in millions)
Investment income	$16	$27	(40)%
Gains (losses) on equity investments, net	(174)	5	**
Interest expense	(69)	(46)	49%
Other income (expense), net	3	4	(30)%
Total other income (expense)	$(224)	$(10)	**
Note: Table may not sum due to rounding.

**	Not meaningful.
Income Taxes
The effective income tax rates were 14.8% and 15.5% for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate for the three months ended March 31, 2020 was lower than the comparable period in 2019, primarily due to a more favorable geographic mix of earnings and discrete benefits related to share-based payments, partially offset by a prior year discrete benefit related to a reduction to the Company’s transition tax liability.

MASTERCARD MARCH 31, 2020 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The adjusted effective income tax rates were 14.9% and 16.8% for the three months ended March 31, 2020 and 2019, respectively. The adjusted effective income tax rate for the three months ended March 31, 2020 was lower than the comparable period in 2019, primarily due to a more favorable geographic mix of earnings and discrete benefits related to share-based payments.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2020	December 31, 2019
	(in billions)
Cash, cash equivalents and investments [1]	$10.7	$7.7
Unused line of credit	6.0	6.0

[1]
Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.1 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively.

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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors and Part II, Item 7 (Business Environment) of our Annual Report on Form 10-K for the year ended December 31, 2019, Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and Part II, Item 1A - Risk Factors of this Report.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$1,859	$1,312
Net cash (used in) provided by investing activities	(507)	213
Net cash provided by (used in) financing activities	2,100	(2,223)
Net cash provided by operating activities increased $547 million for the three months ended March 31, 2020, versus the comparable period in 2019, primarily due to higher collections of accounts receivable in the current period, reduction in net settlement due from customers and an increase in restricted security deposits held for customers.
During the three months ended March 31, 2020 we had net use of cash for investing activities versus the comparable period in 2019 when we had net cash provided by investing activities. This change was primarily due to settlement of interest rate derivative contracts, purchases of equity investments and lower net proceeds from our investments in available-for-sale and held-to-maturity securities.
During the three months ended March 31, 2020 we had net cash provided by financing activities versus the comparable period in 2019 when we had net use of cash for financing activities. This change was primarily due to net debt proceeds in the current period and lower repurchases of our Class A common stock, partially offset by an increase in dividends paid.

36 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt and Credit Availability
In March 2020, we issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050. Our total debt outstanding was $12.5 billion and $8.5 billion at March 31, 2020 and December 31, 2019, respectively, with the earliest maturity of $650 million of principal occurring in November 2021.
As of March 31, 2020, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2024.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2020 and December 31, 2019.
See Note 10 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $403 million for the three months ended March 31, 2020.
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
Share Repurchases
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2019 and 2018, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $8.0 billion and $6.5 billion, respectively, of our Class A common stock under each plan. The program approved in 2019 became effective in January 2020 after completion of the share repurchase program authorized in 2018.
Due to the continued uncertainty around the duration and severity related to the COVID-19 pandemic, during the first quarter of 2020, we temporarily suspended our 2020 share repurchase activity in order to maximize financial flexibility. The share repurchase program remains authorized by our Board of Directors and we may resume share repurchases in the future at any time depending upon various factors including economic and market conditions.
The following table summarizes our share repurchase authorizations of our Class A common stock through March 31, 2020, under the plans approved in 2019 and 2018:

(in millions, except average price data)
Remaining authorization at December 31, 2019	$8,304
Dollar value of shares repurchased during the three months ended March 31, 2020	$1,383
Remaining authorization at March 31, 2020	$6,921
Shares repurchased during the three months ended March 31, 2020	4.7
Average price paid per share during the three months ended March 31, 2020	$293.83
See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt, other than the commitments presented in the future obligations table in Part II, Item 7 - Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2019.

MASTERCARD MARCH 31, 2020 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.

38 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Foreign currency exposures are managed through our risk management activities, which is discussed further in Note 17 (Derivative and Hedging Instruments).
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $126 million and $144 million on our foreign exchange derivative contracts outstanding at March 31, 2020 and December 31, 2019, respectively, related to the hedging program.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between the timing of when a payment transaction takes place and the subsequent settlement with our customers.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact on our investments at March 31, 2020 and December 31, 2019.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information that is required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD MARCH 31, 2020 FORM 10-Q 39

PART II
ITEM 1. LEAL PROCEEDINGS

Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
The following supplements the risk factors disclosed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”). The following risk factor disclosure should be read in conjunction with the risk factors described in our 2019 Form 10-K.
The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response to it impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Global health concerns relating to the COVID-19 outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely.
Risks related to consumers and businesses lowering or changing spending, which impact domestic and cross-border spend, are described in our risk factor titled “Global economic, political, financial and societal events or conditions could result in a material and adverse impact on our overall business and results of operations” under “Risk Factors-Global Economic and Political Environment” in our 2019 Form 10-K. For a full discussion of our additional risk factors, see Part I, Item 1A - Risk Factors of our 2019 Form 10-K.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2020, we repurchased a total of approximately 4.7 million shares for $1.4 billion at an average price of $293.83 per share of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. Our repurchase activity during the first quarter of 2020 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,727,571	$311.90	1,727,571	$7,765,281,237
February 1 - 29	726,991	$321.53	726,991	$7,531,530,765
March 1 - 31	2,254,228	$271.05	2,254,228	$6,920,512,828
Total	4,708,790	$293.83	4,708,790

[1]	Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.

MASTERCARD MARCH 31, 2020 FORM 10-Q 41

Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

42 MASTERCARD MARCH 31, 2020 FORM 10-Q

PART II
EXHIBIT INDEX

Exhibit index

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2020 (File No. 001-32877)).
4.1	Officer’s Certificate of the Company, dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).
4.2
Form of Global Note representing the Company’s 3.300% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 3.350% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 3.850% Notes due 2050 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

10.1+*	Description of Employment Arrangement with Michael Froman
10.2+*	Description of Employment Arrangement with Sachin Mehra
10.3+*	Description of Employment Arrangement with Michael Miebach
31.1*	Certification of Ajay Banga, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Ajay Banga, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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

MASTERCARD MARCH 31, 2020 FORM 10-Q 43

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 29, 2020	By:	/S/ AJAY BANGA
Ajay Banga
Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2020	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2020	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

44 MASTERCARD MARCH 31, 2020 FORM 10-Q