Form 10-Q
period 2020-06-30
Mastercard Inc
filed 2020-07-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 27, 2020, there were 992,535,773 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 8,525,104 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	28	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	41	Item 3.	Quantitative and qualitative disclosures about market risk
	41	Item 4.	Controls and procedures

PART II	43	Item 1.	Legal proceedings
	43	Item 1A.	Risk factors
	43	Item 2.	Unregistered sales of equity securities and use of proceeds
	44	Item 5.	Other information
	44	Item 6.	Exhibits
	46	-	Signatures

2 MASTERCARD JUNE 30, 2020 FORM 10-Q

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

MASTERCARD JUNE 30, 2020 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD JUNE 30, 2020 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net Revenue	$3,335	$4,113	$7,344	$8,002
Operating Expenses
General and administrative	1,368	1,369	2,862	2,736
Advertising and marketing	93	225	247	417
Depreciation and amortization	145	122	289	239
Provision for litigation	22	—	28	—
Total operating expenses	1,628	1,716	3,426	3,392
Operating income	1,707	2,397	3,918	4,610
Other Income (Expense)
Investment income	8	24	24	51
Gains (losses) on equity investments, net	75	143	(99)	148
Interest expense	(101)	(51)	(170)	(97)
Other income (expense), net	1	6	4	10
Total other income (expense)	(17)	122	(241)	112
Income before income taxes	1,690	2,519	3,677	4,722
Income tax expense	270	471	564	812
Net Income	$1,420	$2,048	$3,113	$3,910
Basic Earnings per Share	$1.41	$2.01	$3.10	$3.82
Basic weighted-average shares outstanding	1,004	1,020	1,005	1,023
Diluted Earnings per Share	$1.41	$2.00	$3.08	$3.80
Diluted weighted-average shares outstanding	1,008	1,025	1,009	1,028

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net Income	$1,420	$2,048	$3,113	$3,910
Other comprehensive income (loss):
Foreign currency translation adjustments	36	(34)	(245)	(23)
Income tax effect	15	—	29	3
Foreign currency translation adjustments, net of income tax effect	51	(34)	(216)	(20)
Translation adjustments on net investment hedge	(29)	(28)	(9)	8
Income tax effect	6	6	2	(2)
Translation adjustments on net investment hedge, net of income tax effect	(23)	(22)	(7)	6
Cash flow hedges	1	—	(188)	—
Income tax effect	3	—	42	—
Cash flow hedges, net of income tax effect	4	—	(146)	—
Defined benefit pension and other postretirement plans	(1)	(1)	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	(1)	(1)	(1)
Investment securities available-for-sale	4	—	(3)	4
Income tax effect	(2)	—	—	(1)
Investment securities available-for-sale, net of income tax effect	2	—	(3)	3
Other comprehensive income (loss), net of tax	33	(57)	(373)	(12)
Comprehensive Income	$1,453	$1,991	$2,740	$3,898

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2020 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (unaudited)
	June 30, 2020	December 31, 2019
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$11,137	$6,988
Restricted cash for litigation settlement	587	584
Investments	390	688
Accounts receivable	2,147	2,514
Settlement due from customers	1,782	2,995
Restricted security deposits held for customers	1,548	1,370
Prepaid expenses and other current assets	1,790	1,763
Total current assets	19,381	16,902
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,224 and $1,100, respectively	1,872	1,828
Deferred income taxes	573	543
Goodwill	4,081	4,021
Other intangible assets, net of accumulated amortization of $1,352 and $1,296, respectively	1,480	1,417
Other assets	4,740	4,525
Total Assets	$32,127	$29,236
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$369	$489
Settlement due to customers	1,527	2,714
Restricted security deposits held for customers	1,548	1,370
Accrued litigation	853	914
Accrued expenses	4,530	5,489
Other current liabilities	1,096	928
Total current liabilities	9,923	11,904
Long-term debt	12,498	8,527
Deferred income taxes	83	85
Other liabilities	3,075	2,729
Total Liabilities	25,579	23,245
Commitments and Contingencies
Redeemable Non-controlling Interests	50	74
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,394 and 1,391 shares issued and 995 and 996 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 9 and 11 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	4,832	4,787
Class A treasury stock, at cost, 399 and 395 shares, respectively	(33,604)	(32,205)
Retained earnings	36,288	33,984
Accumulated other comprehensive income (loss)	(1,046)	(673)
Mastercard Incorporated Stockholders' Equity	6,470	5,893
Non-controlling interests	28	24
Total Equity	6,498	5,917
Total Liabilities, Redeemable Non-controlling Interests and Equity	$32,127	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at March 31, 2020	$—	$—	$4,735	$(33,531)	$35,273	$(1,079)	$5,398	$25	$5,423
Net income	—	—	—	—	1,420	—	1,420	—	1,420
Activity related to non-controlling interests	—	—	—	—	—	—	—	3	3
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	33	33	—	33
Dividends	—	—	—	—	(402)	—	(402)	—	(402)
Purchases of treasury stock	—	—	—	(75)	—	—	(75)	—	(75)
Share-based payments	—	—	97	2	—	—	99	—	99
Balance at June 30, 2020	$—	$—	$4,832	$(33,604)	$36,288	$(1,046)	$6,470	$28	$6,498

	Six Months Ended June 30, 2020
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917
Net income	—	—	—	—	3,113	—	3,113	—	3,113
Activity related to non-controlling interests	—	—	—	—	—	—	—	4	4
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(373)	(373)	—	(373)
Dividends	—	—	—	—	(804)	—	(804)	—	(804)
Purchases of treasury stock	—	—	—	(1,405)	—	—	(1,405)	—	(1,405)
Share-based payments	—	—	45	6	—	—	51	—	51
Balance at June 30, 2020	$—	$—	$4,832	$(33,604)	$36,288	$(1,046)	$6,470	$28	$6,498

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2020 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Three Months Ended June 30, 2019
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at March 31, 2019	$—	$—	$4,569	$(27,534)	$28,806	$(673)	$5,168	$22	$5,190
Net income	—	—	—	—	2,048	—	2,048	—	2,048
Activity related to non-controlling interests	—	—	—	—	—	—	—	5	5
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(57)	(57)	—	(57)
Dividends	—	—	—	—	(335)	—	(335)	—	(335)
Purchases of treasury stock	—	—	—	(1,920)	—	—	(1,920)	—	(1,920)
Share-based payments	—	—	106	—	—	—	106	—	106
Balance at June 30, 2019	$—	$—	$4,675	$(29,454)	$30,517	$(730)	$5,008	$27	$5,035

	Six Months Ended June 30, 2019
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$5,395	$23	$5,418
Net income	—	—	—	—	3,910	—	3,910	—	3,910
Activity related to non-controlling interests	—	—	—	—	—	—	—	4	4
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(12)	(12)	—	(12)
Dividends	—	—	—	—	(672)	—	(672)	—	(672)
Purchases of treasury stock	—	—	—	(3,710)	—	—	(3,710)	—	(3,710)
Share-based payments	—	—	95	6	—	—	101	—	101
Balance at June 30, 2019	$—	$—	$4,675	$(29,454)	$30,517	$(730)	$5,008	$27	$5,035

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities
Net income	$3,113	$3,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	468	623
Depreciation and amortization	289	239
(Gains) losses on equity investments, net	99	(148)
Share-based compensation	127	130
Deferred income taxes	29	65
Other	(32)	12
Changes in operating assets and liabilities:
Accounts receivable	299	(327)
Settlement due from customers	1,213	903
Prepaid expenses	(679)	(1,015)
Accrued litigation and legal settlements	(61)	(641)
Restricted security deposits held for customers	178	(19)
Accounts payable	(82)	(105)
Settlement due to customers	(1,187)	(858)
Accrued expenses	(855)	(13)
Net change in other assets and liabilities	398	92
Net cash provided by operating activities	3,317	2,848
Investing Activities
Purchases of investment securities available-for-sale	(78)	(386)
Purchases of investments held-to-maturity	(82)	(124)
Proceeds from sales of investment securities available-for-sale	256	935
Proceeds from maturities of investment securities available-for-sale	100	219
Proceeds from maturities of investments held-to-maturity	84	237
Purchases of property and equipment	(201)	(174)
Capitalized software	(191)	(150)
Purchases of equity investments	(150)	(386)
Acquisition of businesses, net of cash acquired	(183)	(723)
Settlement of interest rate derivative contracts	(175)	—
Other investing activities	(6)	(2)
Net cash used in investing activities	(626)	(554)
Financing Activities
Purchases of treasury stock	(1,383)	(3,741)
Dividends paid	(804)	(677)
Proceeds from debt, net	3,959	1,980
Payment of debt	—	(500)
Contingent consideration paid	—	(199)
Tax withholdings related to share-based payments	(141)	(120)
Cash proceeds from exercise of stock options	65	91
Other financing activities	(5)	6
Net cash provided by (used in) financing activities	1,691	(3,160)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(49)	(26)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	4,333	(892)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,969	8,337
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$13,302	$7,445

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2020 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At June 30, 2020 and December 31, 2019, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2020 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of December 31, 2019. The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty, including the potential impacts and duration of the COVID-19 pandemic, as well as other factors; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
For the three and six months ended June 30, 2020 and 2019, net losses from non-controlling interests were not material and, as a result, amounts are included in the consolidated statement of operations within other income (expense).
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
Reference Rate Reform - In March 2020, the FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from LIBOR to alternative rates.  The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity.  The amendments were effective immediately upon issuance of the update.  Companies may elect to adopt the amendments prospectively to transactions existing as of or entered from the date of adoption through December 31, 2022. The Company is in the process of evaluating the impacted contracts, and the potential effects this will have on its consolidated financial statements.

12 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions
Businesses Acquired
During the six months ended June 30, 2020, the Company acquired businesses for $185 million in cash. The Company is evaluating and finalizing the purchase accounting for these acquisitions. The Company’s preliminary estimate of net assets acquired has been recorded primarily as intangible assets, including goodwill of $140 million that is primarily attributable to the synergies expected to arise after the acquisition dates. The majority of the goodwill is not expected to be deductible for local tax purposes. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
In 2019, the Company acquired several businesses in separate transactions for total consideration of $1.5 billion. As of June 30, 2020, the Company finalized the purchase accounting for certain businesses acquired during 2019 for total consideration of $783 million with no material adjustments from the preliminary estimated fair values. For the preliminary estimated fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Pending Acquisitions
In June 2020, Mastercard entered into a definitive agreement to acquire Finicity Corporation (“Finicity”) for $825 million, subject to adjustments for cash and certain other liabilities at closing. Finicity’s existing shareholders have the potential to receive an earn-out of up to an additional $160 million, if certain performance targets are met. The pending acquisition is expected to enhance and expand the Company’s existing open banking platform by providing real-time access to financial data and insights. Subject to satisfying certain closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the transaction is expected to close in the fourth quarter of 2020.
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S for €2.85 billion (approximately $3.21 billion as of June 30, 2020), subject to adjustments for cash and certain other liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. The Company anticipates completing the acquisition in the third quarter of 2020 subject to regulatory approval and other customary closing conditions.
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenue by source:
Domestic assessments	$1,474	$1,680	$3,157	$3,285
Cross-border volume fees	637	1,374	1,854	2,637
Transaction processing	1,901	2,053	4,101	3,975
Other revenues	1,081	962	2,143	1,804
Gross revenue	5,093	6,069	11,255	11,701
Rebates and incentives (contra-revenue)	(1,758)	(1,956)	(3,911)	(3,699)
Net revenue	$3,335	$4,113	$7,344	$8,002
Net revenue by geographic region:
North American Markets	$1,243	$1,430	$2,577	$2,777
International Markets	2,042	2,629	4,675	5,135
Other [1]	50	54	92	90
Net revenue	$3,335	$4,113	$7,344	$8,002

[1]	Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.0 billion and $2.3 billion at June 30, 2020 and December 31, 2019, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are generally billed weekly, however the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.

MASTERCARD JUNE 30, 2020 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at June 30, 2020 in the amounts of $42 million and $177 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2019 were $48 million and $152 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at June 30, 2020 in the amounts of $376 million and $176 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2019 were $238 million and $106 million, respectively. Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2020 and 2019 was $206 million and $395 million and $182 million and $367 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Numerator
Net income	$1,420	$2,048	$3,113	$3,910
Denominator
Basic weighted-average shares outstanding	1,004	1,020	1,005	1,023
Dilutive stock options and stock units	4	5	4	5
Diluted weighted-average shares outstanding [1]	1,008	1,025	1,009	1,028
Earnings per Share
Basic	$1.41	$2.01	$3.10	$3.82
Diluted	$1.41	$2.00	$3.08	$3.80

[1]	For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows.

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$6,988	$6,682
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	584	553
Restricted security deposits held for customers	1,370	1,080
Prepaid expenses and other current assets	27	22
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,969	$8,337

	June 30,
	2020	2019
	(in millions)
Cash and cash equivalents	$11,137	$5,691
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	587	662
Restricted security deposits held for customers	1,548	1,061
Prepaid expenses and other current assets	30	31
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$13,302	$7,445

14 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
Investments
Investments on the consolidated balance sheet consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Available-for-sale securities	$312	$591
Held-to-maturity securities	78	97
Total investments	$390	$688

Available-for-Sale-Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$14	$—	$—	$14	$15	$—	$—	$15
Government and agency securities	15	—	—	15	108	—	—	108
Corporate securities	254	—	(1)	253	381	1	—	382
Asset-backed securities	30	—	—	30	85	1	—	86
Total	$313	$—	$(1)	$312	$589	$2	$—	$591

The Company’s available-for-sale investment securities held at June 30, 2020 and December 31, 2019 primarily carried a credit rating of A- or better with unrealized gains and losses recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2020 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$116	$116
Due after 1 year through 5 years	197	196
Total	$313	$312

Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s debt securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2020 and 2019 were not significant.
Held-to-Maturity Securities
The Company classifies time deposits with maturities greater than three months but less than one year as held-to-maturity. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity. The cost of these securities approximates fair value.

MASTERCARD JUNE 30, 2020 FORM 10-Q 15

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2019	Purchases (Sales), net	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2020
	(in millions)
Marketable securities	$479	$—	$(101)	$(21)	$357
Nonmarketable securities	435	150	2	14	601
Total equity investments	$914	$150	$(99)	$(7)	$958

[1]	Recorded in gains (losses) on equity investments, net on the consolidated statement of operations

[2]	Includes translational impact of currency
At June 30, 2020, the total carrying value of Nonmarketable securities included $478 million of measurement alternative investments and $123 million of equity method investments. At December 31, 2019, the total carrying value of Nonmarketable securities included $317 million of measurement alternative investments and $118 million of equity method investments. Cumulative impairments and downward fair value adjustments on measurement alternative investments were $14 million and cumulative upward fair value adjustments were $69 million as of June 30, 2020.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for the three and six months ended June 30, 2020.

16 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$14	$—	$14	$—	$15	$—	$15
Government and agency securities	—	15	—	15	66	42	—	108
Corporate securities	—	253	—	253	—	382	—	382
Asset-backed securities	—	30	—	30	—	86	—	86
Derivative instruments [2]:
Foreign exchange contracts	—	49	—	49	—	12	—	12
Interest rate contracts	—	—	—	—	—	14	—	14
Marketable securities [3]:
Equity securities	357	—	—	357	479	—	—	479
Deferred compensation plan [4]:
Deferred compensation assets	69	—	—	69	67	—	—	67

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(14)	$—	$(14)	$—	$(32)	$—	$(32)
Deferred compensation plan [5]:
Deferred compensation liabilities	(70)	—	—	(70)	(67)	—	—	(67)

[1]
The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale municipal securities, non-U.S. government and agency securities, corporate securities and asset-backed securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.

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

MASTERCARD JUNE 30, 2020 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt
The Company estimates the fair value of its long-term debt based on quoted market prices. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At June 30, 2020, the carrying value and fair value of total long-term debt was $12.5 billion and $14.4 billion, respectively. At December 31, 2019, the carrying value and fair value of long-term debt was $8.5 billion and $9.2 billion, respectively.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$950	$872
Prepaid income taxes	79	105
Other	761	786
Total prepaid expenses and other current assets	$1,790	$1,763

Other assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$2,943	$2,838
Equity investments	958	914
Income taxes receivable	486	460
Other	353	313
Total other assets	$4,740	$4,525

Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$3,315	$3,892
Personnel costs	435	713
Income and other taxes	300	332
Other	480	552
Total accrued expenses	$4,530	$5,489

Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of June 30, 2020 and December 31, 2019, the Company’s provision for litigation was $853 million and $914 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD JUNE 30, 2020 FORM 10-Q 18

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt
Long-term debt consisted of the following:

			June 30, 2020	December 31, 2019	Effective Interest Rate
			(in millions)
2020 USD Notes	3.300%	Senior Notes due March 2027	$1,000	$—	3.420%
	3.350%	Senior Notes due March 2030	1,500	—	3.430%
	3.850%	Senior Notes due March 2050	1,500	—	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 Euro Notes [1]	1.100%	Senior Notes due December 2022	788	785	1.265%
	2.100%	Senior Notes due December 2027	900	896	2.189%
	2.500%	Senior Notes due December 2030	169	169	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			12,607	8,600
Less: Unamortized discount and debt issuance costs			(109)	(73)
Long-term debt			$12,498	$8,527

[1]	Relates to euro-denominated debt issuance of €1.650 billion in December 2015
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
Note 11. Stockholders' Equity
The Company declared quarterly cash dividends on its Class A and Class B Common Stock during the three and six months ended June 30, 2020 and 2019 as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Dividends declared per share	$0.40	$0.33	$0.80	$0.66
Total dividends declared	$402	$335	$804	$672

The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program.

MASTERCARD JUNE 30, 2020 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2020, as well as historical purchases:

Board authorization dates	December 2019	December 2018	December 2017
Date program became effective	January 2020	January 2019	March 2018	Total
	(in millions, except average price data)
Board authorization	$8,000	$6,500	$4,000	$18,500
Dollar value of shares repurchased during the six months ended June 30, 2019	$—	$3,440	$301	$3,741
Remaining authorization at December 31, 2019	$8,000	$304	$—	$8,304
Dollar value of shares repurchased during the six months ended June 30, 2020	$1,079	$304	$—	$1,383
Remaining authorization at June 30, 2020	$6,921	$—	$—	$6,921
Shares repurchased during the six months ended June 30, 2019	—	14.8	1.6	16.4
Average price paid per share during the six months ended June 30, 2019	$—	$232.42	$188.38	$228.13
Shares repurchased during the six months ended June 30, 2020	3.7	1.0	—	4.7
Average price paid per share during the six months ended June 30, 2020	$290.86	$304.89	$—	$293.83
Cumulative shares repurchased through June 30, 2020	3.7	25.8	20.6	50.1
Cumulative average price paid per share	$290.86	$251.72	$194.27	$231.02

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the six months ended June 30, 2020:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2019	996.0	11.2
Purchases of treasury stock	(4.7)	—
Share-based payments	1.8	—
Conversion of Class B to Class A common stock	2.0	(2.0)
Balance at June 30, 2020	995.1	9.2

20 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Cash Flow Hedges [3]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale [4]	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2019	$(638)	$(38)	$11	$(9)	$1	$(673)
Other comprehensive income (loss)	(216)	(7)	(146)	(1)	(3)	(373)
Balance at June 30, 2020	$(854)	$(45)	$(135)	$(10)	$(2)	$(1,046)

Balance at December 31, 2018	$(661)	$(66)	$—	$10	$(1)	$(718)
Other comprehensive income (loss)	(20)	6	—	(1)	3	(12)
Balance at June 30, 2019	$(681)	$(60)	$—	$9	$2	$(730)

[1]
During the six months ended June 30, 2020, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the British pound and Brazilian real, partially offset by the appreciation of the euro. During the six months ended June 30, 2019, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound.

[2]
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. Changes in the value of the debt are recorded in accumulated other comprehensive income (loss). During the six months ended June 30, 2020, the increase in the accumulated other comprehensive loss related to the net investment hedge was driven by the appreciation of the euro. During the six months ended June 30, 2019, the decrease in the accumulated other comprehensive loss related to the net investment hedge was driven by the depreciation of the euro. See Note 17 (Derivative and Hedging Instruments) for additional information.

[3]
In the fourth quarter of 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company recorded a loss of $175 million, or $150 million net of tax, in accumulated other comprehensive income (loss). As of June 30, 2020, the cumulative loss will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. During the six months ended June 30, 2020, reclassifications to interest expense were not material. See Note 17 (Derivative and Hedging Instruments) for additional information.

[4]
During the six months ended June 30, 2020 and 2019, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not material. See Note 6 (Investments) for additional information.

Note 13. Share-Based Payments
During the six months ended June 30, 2020, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2020	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.4	$55
Restricted stock units	0.8	$286
Performance stock units	0.2	$291

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

MASTERCARD JUNE 30, 2020 FORM 10-Q 21

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
Note 14. Income Taxes
The effective income tax rates were 16.0% and 15.4% for the three and six months ended June 30, 2020, versus 18.7% and 17.2%, respectively, for the comparable periods in 2019. The lower effective income tax rates for the three and six months ended June 30, 2020, versus the comparable periods in 2019, were primarily due to a more favorable geographic mix of earnings.
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
As of June 30, 2020 and December 31, 2019, the amount of the unrecognized tax benefit was $389 million and $203 million, respectively. These amounts, if recognized, would reduce the effective income tax rate. The Company’s unrecognized tax benefits increased primarily due to a prior year tax issue resulting from a refund claim filed in the second quarter of 2020.
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

22 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
As of June 30, 2020 and December 31, 2019, Mastercard had accrued a liability of $831 million and $914 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of June 30, 2020 and December 31, 2019, Mastercard had $587 million and $584 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet.
The reserve as of June 30, 2020 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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

MASTERCARD JUNE 30, 2020 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of June 30, 2020). Mastercard has resolved over £2 billion (approximately $3 billion as of June 30, 2020) of these damages claims through settlement or judgment.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant claimants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K. domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent one of the four merchant cases back to the trial court for a determination of liability and damages issues and sent the remaining three merchant cases back to the trial court for a determination of damages issues only. Mastercard expects to participate in a case management conference with the four merchant claimants during the second half of 2020, with the trials in these matters likely to be scheduled in 2021.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and have therefore not progressed with either liability or damages discovery. Mastercard incurred charges of $22 million during the three months ended June 30, 2020 to reflect both the estimated attorneys’ fees incurred by the four merchant claimants in the U.K. Supreme Court appeal, as well as agreements in principle to settle with a number of Pan-European merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of June 30, 2020). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard was granted permission to appeal the appellate court ruling to the U.K. Supreme Court, which heard oral argument on that appeal in May 2020.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In September 2019, the plaintiffs filed their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. Mastercard intends to vigorously defend against both the plaintiffs’ liability and damages claims and has opposed class certification. Mastercard expects briefing on class certification to be completed in the second half of 2020.
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

24 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020. The parties have completed briefing plaintiff’s motion for class certification.
U.S. Federal Trade Commission Investigation
In June 2020, the U.S. Federal Trade Commission’s Bureau of Competition (“FTC”) informed Mastercard that it has initiated a formal investigation into compliance with the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act.  In particular, the investigation focuses on Mastercard’s compliance with the debit routing provisions of the Durbin Amendment.  The FTC has issued a subpoena and Mastercard is cooperating with it in the investigation.
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
The Company’s estimated settlement exposure was as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Gross settlement exposure	$42,398	$55,800
Collateral held for settlement exposure	(3,589)	(4,772)
Net uncollateralized settlement exposure	$38,809	$51,028

Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $362 million and $367 million at June 30, 2020 and December 31, 2019, respectively, of which $285 million and $290 million at June 30, 2020 and December 31, 2019, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.

MASTERCARD JUNE 30, 2020 FORM 10-Q 25

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
Foreign Exchange Risk
Derivatives
The Company enters into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements which are valued based on currencies other than the functional currency of the entity. The Company may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company’s derivative contracts are summarized below:

	June 30, 2020		December 31, 2019
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$705	$20	$185	$3
Commitments to sell foreign currency	1,249	15	1,506	(25)
Options to sell foreign currency	—	—	21	2
Balance sheet location
Prepaid expenses and other current assets [1]		49		12
Other current liabilities [1]		(14)		(32)

[1]	The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Foreign exchange derivative contracts
General and administrative	$(24)	$(15)	$83	$(20)

The fair value of the foreign exchange derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign exchange derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of June 30, 2020 and December 31, 2019, as these contracts were not designated as hedging instruments for accounting.
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

26 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of June 30, 2020, the Company had a net foreign currency pre-tax loss of $93 million in accumulated other comprehensive income (loss) associated with hedging activity.
Interest Rate Risk
Cash Flow Hedges
During the fourth quarter of 2019, the Company entered into treasury rate locks for a total notional amount of $1 billion, which were accounted for as cash flow hedges. These contracts were entered into to hedge a portion of the Company’s interest rate exposure attributable to changes in the treasury rates related to the forecasted debt issuance during 2020. The maximum length of time over which the Company had hedged its exposure was 30 years. In connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company paid $175 million. As of June 30, 2020, a cumulative loss of $135 million net of tax was recorded in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. As of December 31, 2019, the Company recorded a pre-tax net unrealized gain of $14 million in accumulated other comprehensive income (loss) associated with these contracts.
During the six months ended June 30, 2020, reclassifications to interest expense were not material. The Company estimates that $6 million, pre-tax, of the deferred loss on cash flow derivative contracts recorded in accumulated other comprehensive income (loss) at June 30, 2020 will be reclassified into interest expense on the statement of operations within the next 12 months.

MASTERCARD JUNE 30, 2020 FORM 10-Q 27

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
COVID-19
The coronavirus (“COVID-19”) pandemic has spread rapidly across the globe. This outbreak has resulted in the widespread reduction of business activity, adversely impacting consumers, our customers, suppliers and business partners. We are monitoring the effects of the pandemic and related actions taken by governments as they relate to travel restrictions, social distancing measures, re-opening of businesses, and the continued impact of these actions on consumer and commercial behavior. The pandemic has had significant negative effects on the global economy. The duration of the pandemic and its impact on the global economy is uncertain and may continue to be volatile.
The COVID-19 outbreak has affected our 2020 performance to date, during which we have seen unfavorable trends compared to historical periods. The impact of this outbreak started in the first quarter of 2020 as we experienced declines in our key metrics, primarily due to travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe. Early in the second quarter of 2020 switched transactions and cross-border volume growth rates started to stabilize around new lower activity levels as a result of compliance with social distancing and mobility limitations. Subsequently switched transactions trends have progressively improved from the lower levels, in part due to relaxation of social distancing measures globally and the impact of fiscal stimulus in the United States. Cross-border volume trends continued to be significantly impacted by the decline in travel, with modest improvements as the quarter progressed. Additionally, gross domestic volumes declined during the second quarter of 2020 as compared to the year ago periods in 2019 for the reasons mentioned above.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019		2020	2019
	($ in millions, except per share data)
Net revenue	$3,335	$4,113	(19)%	$7,344	$8,002	(8)%
Operating expenses	$1,628	$1,716	(5)%	$3,426	$3,392	1%
Operating income	$1,707	$2,397	(29)%	$3,918	$4,610	(15)%
Operating margin	51.2%	58.3%	(7.1) ppt	53.3%	57.6%	(4.3) ppt
Income tax expense	$270	$471	(42)%	$564	$812	(30)%
Effective income tax rate	16.0%	18.7%	(2.7) ppt	15.4%	17.2%	(1.8) ppt
Net income	$1,420	$2,048	(31)%	$3,113	$3,910	(20)%
Diluted earnings per share	$1.41	$2.00	(30)%	$3.08	$3.80	(19)%
Diluted weighted-average shares outstanding	1,008	1,025	(2)%	1,009	1,028	(2)%

28 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	As adjusted	Currency-neutral	2020	2019	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,335	$4,113	(19)%	(17)%	$7,344	$8,002	(8)%	(6)%
Adjusted operating expenses	$1,606	$1,716	(6)%	(5)%	$3,398	$3,392	—%	2%
Adjusted operating margin	51.8%	58.3%	(6.4) ppt	(6.0) ppt	53.7%	57.6%	(3.9) ppt	(3.5) ppt
Adjusted effective income tax rate	16.3%	18.5%	(2.2) ppt	(1.9) ppt	15.5%	17.7%	(2.2) ppt	(2.0) ppt
Adjusted net income	$1,370	$1,937	(29)%	(27)%	$3,214	$3,765	(15)%	(12)%
Adjusted diluted earnings per share	$1.36	$1.89	(28)%	(26)%	$3.19	$3.66	(13)%	(11)%
Note: Tables may not sum due to rounding.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three and six months ended June 30, 2020, versus the comparable periods in 2019, were as follows:

Net revenue
Three Months Ended June 30, 2020
For the three months ended June 30, 2020, net revenue decreased 17% on a currency-neutral basis reflecting impacts of COVID-19, and includes a 1 percentage point benefit from acquisitions. The primary drivers were:

GAAP	Non-GAAP (currency-neutral)
down 19%	down 17%	- Gross dollar volume decline of 10% on a local currency basis
- Cross-border volume decline of 45% on a local currency basis
- Switched transaction decline of 10%
These decreases to net revenue were partially offset by:
- Other revenues growth of 12%, or 14% on a currency-neutral basis, which includes 4 percentage points of growth due to acquisitions
- Rebates and incentives decline of 10%, or 7% on a currency-neutral basis
Six Months Ended June 30, 2020
For the six months ended June 30, 2020, net revenue decreased 6% on a currency-neutral basis reflecting impacts of COVID-19, and includes a 1 percentage point benefit from acquisitions. The primary drivers were:

GAAP	Non-GAAP (currency-neutral)
down 8%	down 6%	- Gross dollar volume decline of 1% on a local currency basis
- Cross-border volume decline of 24% on a local currency basis
- Rebates and incentives growth of 6%, or 9% on a currency-neutral basis
These decreases to net revenue were partially offset by:
- Switched transaction growth of 1%
- Other revenues growth of 19%, or 20% on a currency-neutral basis, which includes 5 percentage points of growth due to acquisitions

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2020
For the three months ended June 30, 2020, the 5 percentage point decline in adjusted operating expenses on a currency-neutral basis included a 4 percentage point increase due to acquisitions. Excluding acquisitions, the 9 percentage points decline was primarily due to lower advertising and marketing, travel and professional fee related spend.

GAAP	Non-GAAP (currency-neutral)
down 5%	down 5%

Six Months Ended June 30, 2020
For the six months ended June 30, 2020, the 2 percentage points of growth in adjusted operating expenses on a currency-neutral basis was primarily due to 5 percentage points of growth from acquisitions, partially offset by lower advertising and marketing, travel and professional fee related spend.

GAAP	Non-GAAP (currency-neutral)
up 1%	up 2%

MASTERCARD JUNE 30, 2020 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2020
Adjusted effective income tax rates of 16.3% and 15.5% for the three and six months ended June 30, 2020, respectively, were lower than the comparable periods in 2019 primarily due to a more favorable geographic mix of earnings.

GAAP	Non-GAAP (currency-neutral)
16.0%	16.3%

Six Months Ended June 30, 2020
GAAP	Non-GAAP (currency-neutral)
15.4%	15.5%
Other financial highlights for the six months ended June 30, 2020 were as follows:

•	We generated net cash flows from operations of $3.3 billion.

•	We repurchased 4.7 million shares of our common stock for $1.4 billion and paid dividends of $0.8 billion.

•	We completed a debt offering for an aggregate principal amount of $4 billion.
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
Gains and Losses on Equity Investments

•
In the three and six months ended June 30, 2020 we recorded net gains of $75 million ($67 million after tax, or $0.07 per diluted share), and net losses of $99 million ($80 million after tax, or $0.08 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

•
In the three and six months ended June 30, 2019 we recorded net gains of $143 million ($111 million after tax, or $0.11 per diluted share), and $148 million ($116 million after tax, or $0.11 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

Special Items
Litigation provisions

•
In the second quarter of 2020, we recorded pre-tax charges of $22 million ($17 million after tax, or $0.02 per diluted share) related to estimated attorneys’ fees and litigation settlements with U.K. and Pan-European merchants.

•	In the first quarter of 2020, we recorded pre-tax charges of $6 million ($5 million after tax, and an immaterial impact per diluted share) related to litigation settlements with U.K. merchants.
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

30 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended June 30, 2020
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,628	51.2%	$(17)	16.0%	$1,420	$1.41
(Gains) losses on equity investments	**	**	(75)	0.2%	(67)	(0.07)
Litigation provisions	(22)	0.7%	**	0.1%	17	0.02
Non-GAAP	$1,606	51.8%	$(92)	16.3%	$1,370	$1.36

	Six Months Ended June 30, 2020
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,426	53.3%	$(241)	15.4%	$3,113	$3.08
(Gains) losses on equity investments	**	**	99	0.1%	80	0.08
Litigation provisions	(28)	0.4%	**	—%	22	0.02
Non-GAAP	$3,398	53.7%	$(142)	15.5%	$3,214	$3.19

	Three Months Ended June 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,716	58.3%	$122	18.7%	$2,048	$2.00
(Gains) losses on equity investments	**	**	$(143)	(0.2)%	(111)	(0.11)
Non-GAAP	$1,716	58.3%	$(21)	18.5%	$1,937	$1.89

	Six Months Ended June 30, 2019
	Operating expenses	Operating margin	Other Income (Expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,392	57.6%	$112	17.2%	$3,910	$3.80
(Gains) losses on equity investments	**	**	(148)	(0.1)%	(116)	(0.11)
Tax act	**	**	**	0.6%	(30)	(0.03)
Non-GAAP	$3,392	57.6%	$(36)	17.7%	$3,765	$3.66
Note: Tables may not sum due to rounding.

**	Not applicable

MASTERCARD JUNE 30, 2020 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2020 as compared to the Three Months Ended June 30, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	(19)%	(5)%	(7.1) ppt	(2.7) ppt	(31)%	(30)%
(Gains) losses on equity investments	**	**	**	0.4 ppt	1%	—%
Litigation provisions	**	(1)%	0.7 ppt	0.1 ppt	1%	1%
Non-GAAP	(19)%	(6)%	(6.4) ppt	(2.2) ppt	(29)%	(28)%
Currency impact [1]	2%	2%	0.4 ppt	0.3 ppt	2%	2%
Non-GAAP - currency-neutral	(17)%	(5)%	(6.0) ppt	(1.9) ppt	(27)%	(26)%

	Six Months Ended June 30, 2020 as compared to the Six Months Ended June 30, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	(8)%	1%	(4.3) ppt	(1.8) ppt	(20)%	(19)%
(Gains) losses on equity investments	**	**	**	0.3 ppt	5%	5%
Litigation provisions	**	(1)%	0.4 ppt	—	1%	1%
Tax act	**	**	**	(0.6) ppt	1%	1%
Non-GAAP	(8)%	—%	(3.9) ppt	(2.2) ppt	(15)%	(13)%
Currency impact [1]	2%	1%	0.3 ppt	0.2 ppt	2%	2%
Non-GAAP - currency-neutral	(6)%	2%	(3.5) ppt	(2.0) ppt	(12)%	(11)%
Note: Tables may not sum due to rounding.

**	Not applicable

[1]	Represents the translational and transactional impact of currency.
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
Gross Dollar Volume (“GDV”)1 measures dollar volume of activity on cards carrying our brands during the period.  Dollar volume represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements obtained with Mastercard-branded cards for the relevant period.  Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which Mastercard volumes are reported.  These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter.  Mastercard reports period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change.
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

32 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
Our operating results can also be impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2020, GDV on a U.S. dollar-converted basis decreased 14% and 4%, respectively, while GDV on a local currency basis decreased 10% and 1%, respectively, versus the comparable periods in 2019. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
The translational and transactional impact of currency (“Currency impact”) has been identified in our drivers of change impact tables and has been excluded from our currency-neutral growth rates, which are non-GAAP financial measures. See “Financial Results - Revenue and Operating Expenses” for our drivers of change impact tables and “Non-GAAP Financial Information” for further information on our non-GAAP adjustments.
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

MASTERCARD JUNE 30, 2020 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Primary drivers of net revenue, versus the comparable periods in 2019, were as follows:
For the three months ended June 30, 2020, net revenue decreased 19%, or 17% on a currency-neutral basis reflecting impacts of the COVID-19 outbreak, and includes 1 percentage point of growth from our acquisitions. Gross revenue decreased 16%, or 14% on a currency-neutral basis, driven by decreased volumes, primarily cross-border volumes, offset by an increase in our value-added products and services. Rebates and incentives decreased 10%, or 7% on a currency-neutral basis, due to decreased volumes partially offset by new and renewed deals.
For the six months ended June 30, 2020, net revenue decreased 8%, or 6% on a currency-neutral basis reflecting impacts of the COVID-19 outbreak primarily in the second quarter of 2020, and includes 1 percentage point of growth from our acquisitions. Gross revenue decreased 4%, or 2% on a currency-neutral basis, driven by decreased dollar volume activity, primarily cross-border volumes, partially offset by an increase in our value-added products and services and transactions growth. Rebates and incentives increased 6%, or 9% on a currency-neutral basis, due to new and renewed deals partially offset by decreased volumes.
See Note 3 (Revenue) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Domestic assessments	$1,474	$1,680	(12)%	$3,157	$3,285	(4)%
Cross-border volume fees	637	1,374	(54)%	1,854	2,637	(30)%
Transaction processing	1,901	2,053	(7)%	4,101	3,975	3%
Other revenues	1,081	962	12%	2,143	1,804	19%
Gross revenue	5,093	6,069	(16)%	11,255	11,701	(4)%
Rebates and incentives (contra-revenue)	(1,758)	(1,956)	(10)%	(3,911)	(3,699)	6%
Net revenue	$3,335	$4,113	(19)%	$7,344	$8,002	(8)%

34 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the drivers of change in net revenue:

	Three Months Ended June 30, 2020
	Volume	Acquisitions	Foreign Currency [1]	Other [2]		Total
Domestic assessments	(10)%	—%	(4)%	2%	[3]	(12)%
Cross-border volume fees	(46)%	—%	(1)%	(6)%		(54)%
Transaction processing	(6)%	—%	(2)%	—%		(7)%
Other revenues	**	4%	(2)%	10%	[4]	12%
Rebates and incentives (contra-revenue)	(15)%	—%	(3)%	8%	[5]	(10)%
Net revenue	(15)%	1%	(2)%	(3)%		(19)%

	Six Months Ended June 30, 2020
	Volume	Acquisitions	Currency Impact [1]	Other [2]		Total
Domestic assessments	(1)%	—%	(4)%	1%	[3]	(4)%
Cross-border volume fees	(25)%	—%	(2)%	(3)%		(30)%
Transaction processing	2%	—%	(2)%	3%		3%
Other revenues	**	5%	(2)%	15%	[4]	19%
Rebates and incentives (contra-revenue)	(4)%	—%	(3)%	13%	[5]	6%
Net revenue	(6)%	1%	(2)%	(2)%		(8)%
Note: Table may not sum due to rounding.

**	Not applicable.

[1]	Represents the translational and transactional impact of currency.

[2]	Includes impact from pricing, other non-volume based fees and geographical mix.

[3]	Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.

[4]	Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.

[5]	Includes the impact of new, renewed and expired agreements.
The following tables provide a summary of the trend in volumes and transactions versus the comparable periods in 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	(14)%	(10)%	9%	13%	(4)%	(1)%	7%	13%
Asia Pacific/Middle East/Africa	(15)%	(12)%	7%	12%	(6)%	(3)%	6%	12%
Canada	(16)%	(13)%	4%	8%	(7)%	(5)%	2%	7%
Europe	(17)%	(13)%	10%	19%	(5)%	(1)%	8%	18%
Latin America	(33)%	(17)%	9%	16%	(16)%	(2)%	6%	15%
United States	(5)%	(5)%	10%	10%	1%	1%	9%	9%
Cross-border volume [1]	(47)%	(45)%	10%	16%	(26)%	(24)%	8%	14%

[1]	Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	(10)%	18%	1%	18%

MASTERCARD JUNE 30, 2020 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
For the three months ended June 30, 2020, operating expenses decreased 5% versus the comparable period in 2019. Adjusted operating expenses decreased 6%, or 5% on a currency-neutral basis, versus the comparable period in 2019, and includes 4 percentage points of growth from acquisitions. Excluding acquisitions, the 9% decline was primarily due to lower advertising and marketing, travel and professional fee related spend.
For the six months ended June 30, 2020, operating expenses increased 1% versus the comparable period in 2019. Adjusted operating expenses were flat, or increased 2% on a currency-neutral basis, versus the comparable period in 2019, primarily due to 5 percentage points of growth from acquisitions, partially offset by lower advertising and marketing, travel and professional fee related spend primarily in the second quarter of 2020.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
General and administrative	$1,368	$1,369	—%	$2,862	$2,736	5%
Advertising and marketing	93	225	(59)%	247	417	(41)%
Depreciation and amortization	145	122	19%	289	239	21%
Provision for litigation	22	—	**	28	—	**
Total operating expenses	1,628	1,716	(5)%	3,426	3,392	1%
Special Items[1]	(22)	—	**	(28)	—	**
Adjusted total operating expenses (excluding Special Items1)	$1,606	$1,716	(6)%	$3,398	$3,392	—%
Note: Table may not sum due to rounding

**	Not meaningful.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended June 30, 2020
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	(3)%	**	4%	(2)%	—%
Advertising and marketing	(58)%	**	—%	(1)%	(59)%
Depreciation and amortization	15%	**	6%	(1)%	19%
Provision for litigation	**	**	**	**	**
Total operating expenses	(9)%	1%	4%	(2)%	(5)%

	Six Months Ended June 30, 2020
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	1%	**	5%	(1)%	5%
Advertising and marketing	(40)%	**	1%	(1)%	(41)%
Depreciation and amortization	13%	**	9%	(1)%	21%
Provision for litigation	**	**	**	**	**
Total operating expenses	(3)%	1%	5%	(1)%	1%
Note: Tables may not sum due to rounding.

**	Not meaningful.

[1]	See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

[2]	Represents the translational and transactional impact of currency.

36 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative
For the three months ended June 30, 2020, general and administrative expenses were flat, or increased 1% on a currency-neutral basis, versus the comparable period in 2019. Current year results include growth of 4 percentage points from acquisitions. Excluding acquisitions, the 3 percentage point decrease in expenses was primarily due to reduced spend on travel and professional fees, partially offset by an increase in personnel to support our continued investment in our strategic initiatives.
For the six months ended June 30, 2020, general and administrative expenses increased 5%, or 6% on a currency-neutral basis, versus the comparable period in 2019. Current year results include growth of 5 percentage points from acquisitions and an increase in personnel to support our continued investment in our strategic initiatives. These increases are partially offset by reduced spend on travel and professional fees and a 2 percentage point benefit, primarily from foreign exchange derivative contracts.
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Personnel	$915	$853	7%	$1,877	$1,664	13%
Professional fees	84	102	(18)%	177	188	(6)%
Data processing and telecommunications	177	162	9%	356	317	12%
Foreign exchange activity[1]	19	13	**	(33)	14	**
Other	173	239	(27)%	485	553	(12)%
General and administrative expenses	$1,368	$1,369	—%	$2,862	$2,736	5%
Note: Table may not sum due to rounding.

**	Not meaningful.

[1]
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.

Advertising and Marketing
Advertising and marketing expenses decreased 59% and 41%, or 58% and 40% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2020, versus the comparable periods in 2019, primarily due to lower advertising and sponsorship spend in response to COVID-19.
Depreciation and Amortization
Depreciation and amortization expenses increased 19% and 21%, or 20% and 22% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2020, versus the comparable periods in 2019, due to higher depreciation from capital investments and the impact of acquisitions, which contributed 6 and 9 percentage points of growth, respectively.
Provision for Litigation
For the three and six months ended June 30, 2020, we recorded $22 million and $28 million, respectively related to various litigation settlements and legal costs. There were no litigation charges in the comparable period in 2019. See “Non-GAAP Financial Information” in this section and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

MASTERCARD JUNE 30, 2020 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)
For the three months ended June 30, 2020, other income (expense) was unfavorable, versus the comparable period in 2019, primarily due to lower net gains in the current period related to unrealized fair market value adjustments on marketable equity securities, as well as increased interest expense related to our recent debt issuances.
For the six months ended June 30, 2020, other income (expense) was unfavorable, versus the comparable period in 2019, primarily due to net losses in the current period versus net gains in prior period related to unrealized fair market value adjustments on marketable equity securities, as well as increased interest expense related to our recent debt issuances.
The components of our other income (expense) were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Investment income	$8	$24	(67)%	$24	$51	(52)%
Gains (losses) on equity investments, net	75	143	(47)%	(99)	148	**
Interest expense	(101)	(51)	**	(170)	(97)	(76)%
Other income (expense), net	1	6	(77)%	4	10	(59)%
Total other income (expense)	$(17)	$122	**	$(241)	$112	**
Note: Table may not sum due to rounding.

**	Not meaningful.
Income Taxes
The effective income tax rates were 16.0% and 15.4% for the three and six months ended June 30, 2020, versus 18.7% and 17.2%, respectively, for the comparable periods in 2019. The adjusted effective income tax rates were 16.3% and 15.5% for the three and six months ended June 30, 2020, versus 18.5% and 17.7%, respectively, for the comparable periods in 2019. The effective income tax rates, both as reported and as adjusted, for the three and six months ended June 30, 2020 were lower versus the comparable periods in 2019, primarily due to a more favorable geographic mix of earnings.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2020	December 31, 2019
	(in billions)
Cash, cash equivalents and investments [1]	$11.5	$7.7
Unused line of credit	6.0	6.0

[1]
Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.2 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively.

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

38 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$3,317	$2,848
Net cash used in investing activities	(626)	(554)
Net cash provided by (used in) financing activities	1,691	(3,160)
Net cash provided by operating activities increased $469 million for the six months ended June 30, 2020, versus the comparable period in 2019, primarily due to higher collections of accounts receivable in the current period and a decrease in accrued litigation payments, partially offset by lower net income adjusted for non-cash items.
Net cash used in investing activities increased for the six months ended June 30, 2020, versus the comparable period in 2019, primarily due to lower net proceeds from investments in available-for-sale and held-to-maturity securities, partially offset by higher prior year acquisitions.
During the six months ended June 30, 2020 we had net cash provided by financing activities versus the comparable period in 2019 when we had net use of cash for financing activities. This change was primarily due to lower repurchases of our Class A common stock and higher net debt proceeds in the current period.
Debt and Credit Availability
In March 2020, we issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050. Our total debt outstanding was $12.5 billion and $8.5 billion at June 30, 2020 and December 31, 2019, respectively, with the earliest maturity of $650 million of principal occurring in November 2021.
As of June 30, 2020, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2024.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2020 and December 31, 2019.
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
Aggregate payments for quarterly dividends totaled $804 million for the six months ended June 30, 2020.
On December 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.40 per share paid on February 7, 2020 to holders of record on January 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $403 million.
On February 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per share payable on May 8, 2020 to holders of record on April 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $402 million.
On June 16, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per share payable on August 7, 2020 to holders of record on July 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $401 million.

MASTERCARD JUNE 30, 2020 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Share Repurchases
Repurchased shares of our common stock are considered treasury stock. In December 2019 and 2018, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $8.0 billion and $6.5 billion, respectively, of our Class A common stock under each plan. The program approved in 2019 became effective in January 2020 after completion of the share repurchase program authorized in 2018. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions.
The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2020, under the plans approved in 2019 and 2018:

(in millions, except average price data)
Remaining authorization at December 31, 2019	$8,304
Dollar value of shares repurchased during the six months ended June 30, 2020	$1,383
Remaining authorization at June 30, 2020	$6,921
Shares repurchased during the six months ended June 30, 2020	4.7
Average price paid per share during the six months ended June 30, 2020	$293.83
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

40 MASTERCARD JUNE 30, 2020 FORM 10-Q

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in foreign exchange rates could result in a fair value loss of approximately $56 million and $144 million on our foreign exchange derivative contracts outstanding at June 30, 2020 and December 31, 2019, respectively, related to the hedging program.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between the timing of when a payment transaction takes place and the subsequent settlement with our customers.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact on our investments at June 30, 2020 and December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD JUNE 30, 2020 FORM 10-Q 41

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
Global health concerns relating to the COVID-19 outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
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
During the second quarter of 2020, we did not complete the repurchase of any shares of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	—	$—	—	$6,920,512,828
May 1 - 31	—	$—	—	$6,920,512,828
June 1 - 30	—	$—	—	$6,920,512,828
Total	—	$—	—

[1]	Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.

MASTERCARD JUNE 30, 2020 FORM 10-Q 43

Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

44 MASTERCARD JUNE 30, 2020 FORM 10-Q

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

MASTERCARD JUNE 30, 2020 FORM 10-Q 45

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 30, 2020	By:	/S/ AJAY BANGA
Ajay Banga
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2020	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2020	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

46 MASTERCARD JUNE 30, 2020 FORM 10-Q