Form 10-Q
period 2020-09-30
Mastercard Inc
filed 2020-10-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 23, 2020, there were 988,470,444 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 8,454,904 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	28	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	41	Item 3.	Quantitative and qualitative disclosures about market risk
	41	Item 4.	Controls and procedures

PART II	43	Item 1.	Legal proceedings
	43	Item 1A.	Risk factors
	44	Item 2.	Unregistered sales of equity securities and use of proceeds
	44	Item 5.	Other information
	44	Item 6.	Exhibits
	46	-	Signatures

2 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption; account-based payment systems; and issuer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating real-time account-based payment system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our financial institution customers (including loss of substantial business from significant customers, competitor relationships with our customers and banking industry consolidation), merchants and governments
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•the impact of the coronavirus (COVID-19) outbreak and measures taken in response to the outbreak
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A - Risk Factors of this Report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net Revenue	$3,837	$4,467	$11,181	$12,469
Operating Expenses
General and administrative	1,423	1,448	4,285	4,184
Advertising and marketing	168	227	415	644
Depreciation and amortization	141	137	430	376
Provision for litigation	—	—	28	—
Total operating expenses	1,732	1,812	5,158	5,204
Operating income	2,105	2,655	6,023	7,265
Other Income (Expense)
Investment income	3	26	27	77
Gains (losses) on equity investments, net	(91)	(100)	(190)	48
Interest expense	(105)	(63)	(275)	(160)
Other income (expense), net	3	16	7	26
Total other income (expense)	(190)	(121)	(431)	(9)
Income before income taxes	1,915	2,534	5,592	7,256
Income tax expense	402	426	966	1,238
Net Income	$1,513	$2,108	$4,626	$6,018
Basic Earnings per Share	$1.51	$2.08	$4.61	$5.90
Basic weighted-average shares outstanding	1,001	1,013	1,003	1,020
Diluted Earnings per Share	$1.51	$2.07	$4.59	$5.87
Diluted weighted-average shares outstanding	1,005	1,019	1,008	1,025

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net Income	$1,513	$2,108	$4,626	$6,018
Other comprehensive income (loss):
Foreign currency translation adjustments	228	(193)	(17)	(216)
Income tax effect	(8)	9	21	12
Foreign currency translation adjustments, net of income tax effect	220	(184)	4	(204)
Translation adjustments on net investment hedge	(73)	72	(82)	80
Income tax effect	16	(16)	18	(18)
Translation adjustments on net investment hedge, net of income tax effect	(57)	56	(64)	62
Cash flow hedges	2	—	(186)	—
Income tax effect	(1)	—	41	—
Cash flow hedges, net of income tax effect	1	—	(145)	—
Defined benefit pension and other postretirement plans	—	—	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)
Investment securities available-for-sale	2	—	(1)	4
Income tax effect	—	—	—	(1)
Investment securities available-for-sale, net of income tax effect	2	—	(1)	3
Other comprehensive income (loss), net of tax	166	(128)	(207)	(140)
Comprehensive Income	$1,679	$1,980	$4,419	$5,878

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (unaudited)
	September 30, 2020	December 31, 2019
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,225	$6,988
Restricted cash for litigation settlement	586	584
Investments	400	688
Accounts receivable	2,357	2,514
Settlement due from customers	1,375	2,995
Restricted security deposits held for customers	1,568	1,370
Prepaid expenses and other current assets	1,958	1,763
Total current assets	18,469	16,902
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,298 and $1,100, respectively	1,887	1,828
Deferred income taxes	607	543
Goodwill	4,159	4,021
Other intangible assets, net of accumulated amortization of $1,416 and $1,296, respectively	1,507	1,417
Other assets	4,965	4,525
Total Assets	$31,594	$29,236
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$341	$489
Settlement due to customers	1,129	2,714
Restricted security deposits held for customers	1,568	1,370
Accrued litigation	798	914
Accrued expenses	5,011	5,489
Other current liabilities	1,111	928
Total current liabilities	9,958	11,904
Long-term debt	12,574	8,527
Deferred income taxes	86	85
Other liabilities	3,095	2,729
Total Liabilities	25,713	23,245
Commitments and Contingencies
Redeemable Non-controlling Interests	25	74
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,395 and 1,391 shares issued and 990 and 996 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 and 11 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	4,926	4,787
Class A treasury stock, at cost, 406 and 395 shares, respectively	(35,653)	(32,205)
Retained earnings	37,403	33,984
Accumulated other comprehensive income (loss)	(880)	(673)
Mastercard Incorporated Stockholders' Equity	5,796	5,893
Non-controlling interests	60	24
Total Equity	5,856	5,917
Total Liabilities, Redeemable Non-controlling Interests and Equity	$31,594	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended September 30, 2020
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2020	$—	$—	$4,832	$(33,604)	$36,288	$(1,046)	$6,470	$28	$6,498
Net income	—	—	—	—	1,513	—	1,513	—	1,513
Activity related to non-controlling interests	—	—	—	—	—	—	—	32	32
Redeemable non-controlling interest adjustments	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	166	166	—	166
Dividends	—	—	—	—	(398)	—	(398)	—	(398)
Purchases of treasury stock	—	—	—	(2,049)	—	—	(2,049)	—	(2,049)
Share-based payments	—	—	94	—	—	—	94	—	94
Balance at September 30, 2020	$—	$—	$4,926	$(35,653)	$37,403	$(880)	$5,796	$60	$5,856

	Nine Months Ended September 30, 2020
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917
Net income	—	—	—	—	4,626	—	4,626	—	4,626
Activity related to non-controlling interests	—	—	—	—	—	—	—	36	36
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(207)	(207)	—	(207)
Dividends	—	—	—	—	(1,202)	—	(1,202)	—	(1,202)
Purchases of treasury stock	—	—	—	(3,454)	—	—	(3,454)	—	(3,454)
Share-based payments	—	—	139	6	—	—	145	—	145
Balance at September 30, 2020	$—	$—	$4,926	$(35,653)	$37,403	$(880)	$5,796	$60	$5,856

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Three Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2019	$—	$—	$4,675	$(29,454)	$30,517	$(730)	$5,008	$27	$5,035
Net income	—	—	—	—	2,108	—	2,108	—	2,108
Activity related to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(128)	(128)	—	(128)
Dividends	—	—	—	—	(334)	—	(334)	—	(334)
Purchases of treasury stock	—	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Share-based payments	—	—	50	2	—	—	52	—	52
Balance at September 30, 2019	$—	$—	$4,725	$(31,207)	$32,289	$(858)	$4,949	$26	$4,975

	Nine Months Ended September 30, 2019
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2018	$—	$—	$4,580	$(25,750)	$27,283	$(718)	$5,395	$23	$5,418
Net income	—	—	—	—	6,018	—	6,018	—	6,018
Activity related to non-controlling interests	—	—	—	—	—	—	—	3	3
Redeemable non-controlling interest adjustments	—	—	—	—	(6)	—	(6)	—	(6)
Other comprehensive income (loss)	—	—	—	—	—	(140)	(140)	—	(140)
Dividends	—	—	—	—	(1,006)	—	(1,006)	—	(1,006)
Purchases of treasury stock	—	—	—	(5,465)	—	—	(5,465)	—	(5,465)
Share-based payments	—	—	145	8	—	—	153	—	153
Balance at September 30, 2019	$—	$—	$4,725	$(31,207)	$32,289	$(858)	$4,949	$26	$4,975

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities
Net income	$4,626	$6,018
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	749	878
Depreciation and amortization	430	376
(Gains) losses on equity investments, net	190	(48)
Share-based compensation	202	207
Deferred income taxes	7	14
Other	15	21
Changes in operating assets and liabilities:
Accounts receivable	112	(278)
Settlement due from customers	1,618	(171)
Prepaid expenses	(1,291)	(1,440)
Accrued litigation and legal settlements	(116)	(637)
Restricted security deposits held for customers	198	93
Accounts payable	(145)	(36)
Settlement due to customers	(1,587)	(77)
Accrued expenses	(399)	266
Net change in other assets and liabilities	362	17
Net cash provided by operating activities	4,971	5,203
Investing Activities
Purchases of investment securities available-for-sale	(161)	(549)
Purchases of investments held-to-maturity	(126)	(167)
Proceeds from sales of investment securities available-for-sale	349	1,003
Proceeds from maturities of investment securities available-for-sale	127	305
Proceeds from maturities of investments held-to-maturity	84	334
Purchases of property and equipment	(280)	(306)
Capitalized software	(277)	(237)
Purchases of equity investments	(183)	(391)
Acquisition of businesses, net of cash acquired	(183)	(1,170)
Settlement of interest rate derivative contracts	(175)	—
Other investing activities	—	(2)
Net cash used in investing activities	(825)	(1,180)
Financing Activities
Purchases of treasury stock	(3,443)	(5,503)
Dividends paid	(1,206)	(1,012)
Proceeds from debt, net	3,959	1,980
Payment of debt	—	(500)
Acquisition of redeemable non-controlling interests	(49)	—
Contingent consideration paid	—	(199)
Tax withholdings related to share-based payments	(145)	(161)
Cash proceeds from exercise of stock options	88	107
Other financing activities	19	3
Net cash used in financing activities	(777)	(5,285)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	66	(103)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	3,435	(1,365)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,969	8,337
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,404	$6,972

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At September 30, 2020 and December 31, 2019, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2020 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of December 31, 2019. The consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty, including the potential impacts and duration of the COVID-19 pandemic, as well as other factors; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
For the three and nine months ended September 30, 2020 and 2019, net losses from non-controlling interests were not material and, as a result, amounts are included in the consolidated statement of operations within other income (expense).
Accounting pronouncements not yet adopted
Simplifying the accounting for income taxes - In December 2019, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to simplify the accounting for income taxes. This guidance includes the removal of certain exceptions to the general income tax accounting principles and provides clarity and simplification to other areas of income tax accounting by amending the existing guidance. The guidance is effective for periods beginning after December 15, 2020. The Company expects to adopt this guidance effective January 1, 2021 and does not expect the impacts to be material.
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

12 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Acquisitions
Businesses Acquired
During the nine months ended September 30, 2020, the Company acquired businesses for $185 million in cash. The Company is evaluating and finalizing the purchase accounting for these acquisitions. The Company’s preliminary estimate of net assets acquired has been recorded primarily as intangible assets, including goodwill of $140 million that is primarily attributable to the synergies expected to arise after the acquisition dates. The majority of the goodwill is not expected to be deductible for local tax purposes. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
In 2019, the Company acquired several businesses in separate transactions for total consideration of $1.5 billion. As of September 30, 2020, the Company finalized the purchase accounting for certain businesses acquired during 2019 for total consideration of $1.2 billion with no material adjustments from the preliminary estimated fair values. For the preliminary estimated fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S for €2.85 billion (approximately $3.33 billion as of September 30, 2020), subject to adjustments for cash and certain other liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. The Company has secured conditional approval from the European Commission and, subject to other closing conditions, anticipates completing the acquisition in the first quarter of 2021.
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenue by source:
Domestic assessments	$1,750	$1,722	$4,907	$5,007
Cross-border volume fees	791	1,517	2,645	4,154
Transaction processing	2,251	2,231	6,352	6,206
Other revenues	1,143	1,087	3,286	2,891
Gross revenue	5,935	6,557	17,190	18,258
Rebates and incentives (contra-revenue)	(2,098)	(2,090)	(6,009)	(5,789)
Net revenue	$3,837	$4,467	$11,181	$12,469
Net revenue by geographic region:
North American Markets	$1,381	$1,545	$3,958	$4,333
International Markets	2,419	2,877	7,094	8,013
Other [1]	37	45	129	123
Net revenue	$3,837	$4,467	$11,181	$12,469
1    Includes revenues managed by corporate functions.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables from contracts with customers of $2.2 billion and $2.3 billion at September 30, 2020 and December 31, 2019, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are generally billed weekly, however the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at September 30, 2020 in the amounts of $43 million and $192 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2019 were $48 million and $152 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at September 30, 2020 in the amounts of $367 million and $164 million, respectively. The comparable amounts included in other current liabilities and other liabilities at December 31, 2019 were $238 million and $106 million, respectively. Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2020 and 2019 was $289 million and $684 million and $246 million and $613 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Numerator
Net income	$1,513	$2,108	$4,626	$6,018
Denominator
Basic weighted-average shares outstanding	1,001	1,013	1,003	1,020
Dilutive stock options and stock units	4	6	5	5
Diluted weighted-average shares outstanding [1]	1,005	1,019	1,008	1,025
Earnings per Share
Basic	$1.51	$2.08	$4.61	$5.90
Diluted	$1.51	$2.07	$4.59	$5.87
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.

14 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$6,988	$6,682
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	584	553
Restricted security deposits held for customers	1,370	1,080
Prepaid expenses and other current assets	27	22
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	$8,969	$8,337

	September 30,
	2020	2019
	(in millions)
Cash and cash equivalents	$10,225	$5,101
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	666
Restricted security deposits held for customers	1,568	1,173
Prepaid expenses and other current assets	25	32
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,404	$6,972
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Available-for-sale securities	$281	$591
Held-to-maturity securities	119	97
Total investments	$400	$688
Available-for-Sale-Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$6	$—	$—	$6	$15	$—	$—	$15
Government and agency securities	47	—	—	47	108	—	—	108
Corporate securities	227	1	—	228	381	1	—	382
Asset-backed securities	—	—	—	—	85	1	—	86
Total	$280	$1	$—	$281	$589	$2	$—	$591

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s available-for-sale investment securities held at September 30, 2020 and December 31, 2019 primarily carried a credit rating of A- or better with unrealized gains and losses recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2020 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$83	$83
Due after 1 year through 5 years	197	198
Total	$280	$281
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s debt securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2020 and 2019 were not significant.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2019	Purchases (Sales), net	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2020
	(in millions)
Marketable securities	$479	$—	$(193)	$(7)	$279
Nonmarketable securities	435	179	3	17	634
Total equity investments	$914	$179	$(190)	$10	$913
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations
2Includes translational impact of currency
At September 30, 2020, the total carrying value of Nonmarketable securities included $507 million of measurement alternative investments and $127 million of equity method investments. At December 31, 2019, the total carrying value of Nonmarketable securities included $317 million of measurement alternative investments and $118 million of equity method investments. Cumulative impairments and downward fair value adjustments on measurement alternative investments were $14 million and cumulative upward fair value adjustments were $69 million as of September 30, 2020.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for the three and nine months ended September 30, 2020.

16 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$6	$—	$6	$—	$15	$—	$15
Government and agency securities	18	29	—	47	66	42	—	108
Corporate securities	—	228	—	228	—	382	—	382
Asset-backed securities	—	—	—	—	—	86	—	86
Derivative instruments [2]:
Foreign exchange contracts	—	40	—	40	—	12	—	12
Interest rate contracts	—	—	—	—	—	14	—	14
Marketable securities [3]:
Equity securities	279	—	—	279	479	—	—	479
Deferred compensation plan [4]:
Deferred compensation assets	72	—	—	72	67	—	—	67

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(19)	$—	$(19)	$—	$(32)	$—	$(32)
Deferred compensation plan [5]:
Deferred compensation liabilities	(73)	—	—	(73)	(67)	—	—	(67)
1The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale municipal securities, non-U.S. government and agency securities, corporate securities and asset-backed securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
2The Company’s foreign exchange and interest rate derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign exchange and interest rates for similar derivative instruments. See Note 17 (Derivative and Hedging Instruments) for further details.
3The Company’s Marketable securities are publicly held and classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices in their respective active markets.
4The Company has a nonqualified deferred compensation plan where assets are invested primarily in mutual funds held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for these mutual funds, which are measured using quoted prices of identical instruments in active markets and are included in prepaid expenses and other current assets on the consolidated balance sheet.
5The deferred compensation liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheet.
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its long-term debt based on quoted market prices. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At September 30, 2020, the carrying value and fair value of total long-term debt was $12.6 billion and $14.6 billion, respectively. At December 31, 2019, the carrying value and fair value of long-term debt was $8.5 billion and $9.2 billion, respectively.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$1,049	$872
Prepaid income taxes	177	105
Other	732	786
Total prepaid expenses and other current assets	$1,958	$1,763
Other assets consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$3,175	$2,838
Equity investments	913	914
Income taxes receivable	508	460
Other	369	313
Total other assets	$4,965	$4,525
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Customer and merchant incentives	$3,709	$3,892
Personnel costs	559	713
Income and other taxes	260	332
Other	483	552
Total accrued expenses	$5,011	$5,489
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of September 30, 2020 and December 31, 2019, the Company’s provision for litigation was $798 million and $914 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 18

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			September 30, 2020	December 31, 2019	Effective Interest Rate
			(in millions)
2020 USD Notes	3.300%	Senior Notes due March 2027	$1,000	$—	3.420%
	3.350%	Senior Notes due March 2030	1,500	—	3.430%
	3.850%	Senior Notes due March 2050	1,500	—	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 Euro Notes [1]	1.100%	Senior Notes due December 2022	819	785	1.265%
	2.100%	Senior Notes due December 2027	936	896	2.189%
	2.500%	Senior Notes due December 2030	175	169	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			12,680	8,600
Less: Unamortized discount and debt issuance costs			(106)	(73)
Long-term debt			$12,574	$8,527
1Relates to euro-denominated debt issuance of €1.650 billion in December 2015
In March 2020, the Company issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050 (collectively the “2020 USD Notes”). The net proceeds from the issuance of the 2020 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.959 billion.
The outstanding debt described above is not subject to any financial covenants and it may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the notes are to be used for general corporate purposes.
Note 11. Stockholders' Equity
The Company declared quarterly cash dividends on its Class A and Class B Common Stock during the three and nine months ended September 30, 2020 and 2019 as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Dividends declared per share	$0.40	$0.33	$1.20	$0.99
Total dividends declared	$398	$334	$1,202	$1,006
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2020, as well as historical purchases:

Board authorization dates	December 2019	December 2018	December 2017
Date program became effective	January 2020	January 2019	March 2018	Total
	(in millions, except average price data)
Board authorization	$8,000	$6,500	$4,000	$18,500
Dollar value of shares repurchased during the nine months ended September 30, 2019	$—	$5,202	$301	$5,503
Remaining authorization at December 31, 2019	$8,000	$304	$—	$8,304
Dollar value of shares repurchased during the nine months ended September 30, 2020	$3,139	$304	$—	$3,443
Remaining authorization at September 30, 2020	$4,861	$—	$—	$4,861
Shares repurchased during the nine months ended September 30, 2019	—	21.2	1.6	22.8
Average price paid per share during the nine months ended September 30, 2019	$—	$245.25	$188.38	$241.27
Shares repurchased during the nine months ended September 30, 2020	10.2	1.0	—	11.2
Average price paid per share during the nine months ended September 30, 2020	$308.04	$304.89	$—	$307.76
Cumulative shares repurchased through September 30, 2020	10.2	25.8	20.6	56.6
Cumulative average price paid per share	$308.04	$251.72	$194.27	$240.96
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the nine months ended September 30, 2020:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2019	996.0	11.2
Purchases of treasury stock	(11.2)	—
Share-based payments	2.1	—
Conversion of Class B to Class A common stock	2.7	(2.7)
Balance at September 30, 2020	989.6	8.5

20 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge [2]	Cash Flow Hedges [3]	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale [4]	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2019	$(638)	$(38)	$11	$(9)	$1	$(673)
Other comprehensive income (loss)	4	(64)	(145)	(1)	(1)	(207)
Balance at September 30, 2020	$(634)	$(102)	$(134)	$(10)	$—	$(880)

Balance at December 31, 2018	$(661)	$(66)	$—	$10	$(1)	$(718)
Other comprehensive income (loss)	(204)	62	—	(1)	3	(140)
Balance at September 30, 2019	$(865)	$(4)	$—	$9	$2	$(858)
1During the nine months ended September 30, 2020, foreign currency translation adjustments were not material. During the nine months ended September 30, 2019, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the strengthening of the U.S. dollar against the Brazilian real, British pound and euro.
2The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. Changes in the value of the debt are recorded in accumulated other comprehensive income (loss). During the nine months ended September 30, 2020, the increase in the accumulated other comprehensive loss related to the net investment hedge was driven by the appreciation of the euro. During the nine months ended September 30, 2019, the decrease in the accumulated other comprehensive loss related to the net investment hedge was driven by the depreciation of the euro. See Note 17 (Derivative and Hedging Instruments) for additional information.
3In the fourth quarter of 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company recorded a loss of $150 million net of tax, in accumulated other comprehensive income (loss). The cumulative loss will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. During the nine months ended September 30, 2020, reclassifications to interest expense were not material. See Note 17 (Derivative and Hedging Instruments) for additional information.
4During the nine months ended September 30, 2020 and 2019, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not material. See Note 6 (Investments) for additional information.
Note 13. Share-Based Payments
During the nine months ended September 30, 2020, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2020	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.4	$55
Restricted stock units	0.9	$286
Performance stock units	0.2	$291
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 21

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
Note 14. Income Taxes
The effective income tax rates were 21.0% and 16.9% for the three months ended September 30, 2020 and 2019, respectively. The higher effective income tax rate for three months ended September 30, 2020, versus the comparable period in 2019, was primarily due to a discrete tax benefit related to a favorable court ruling in 2019 and certain losses on equity investments that did not provide any tax benefit in the current period.
The effective income tax rates were 17.3% and 17.1% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective income tax rate for the nine months ended September 30, 2020, versus the comparable period in 2019, was primarily due to discrete tax benefits related to a favorable court ruling, a reduction to the Company’s transition tax liability in 2019 and certain losses on equity investments that did not provide any tax benefit in the current period, partially offset by a more favorable geographic mix of earnings in the current period.
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
As of September 30, 2020 and December 31, 2019, the amount of the unrecognized tax benefit was $394 million and $203 million, respectively. These amounts, if recognized, would reduce the effective income tax rate. The Company’s unrecognized tax benefits increased primarily due to a prior year tax issue resulting from a refund claim filed in the second quarter of 2020.
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

22 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
As of September 30, 2020 and December 31, 2019, Mastercard had accrued a liability of $784 million and $914 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of September 30, 2020 and December 31, 2019, Mastercard had $586 million and $584 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet.
The reserve as of September 30, 2020 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. The suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 23

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
Europe. Since May 2012, a number of United Kingdom (“U.K.”) retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4 billion as of September 30, 2020). Mastercard has resolved over £2 billion (approximately $3 billion as of September 30, 2020) of these damages claims through settlement or judgment.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant claimants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K. domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent one of the four merchant cases back to the trial court for a determination of liability and damages issues and sent the remaining three merchant cases back to the trial court for a determination of damages issues only. A case management conference has been scheduled with these four merchant claimants for the fourth quarter of 2020 at which time Mastercard expects to learn the timing for the trials.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and Mastercard now expects these matters to progress with liability and damages discovery. Mastercard incurred charges of $22 million during the second quarter of 2020 to reflect both the estimated attorneys’ fees incurred by the four merchant claimants in the U.K. Supreme Court appeal, as well as agreements in principle to settle with a number of Pan-European merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of September 30, 2020). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. Mastercard was granted permission to appeal the appellate court ruling to the U.K. Supreme Court, which heard oral argument on that appeal in May 2020.
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

24 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In September 2019, the plaintiffs filed their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. Mastercard intends to vigorously defend against both the plaintiffs’ liability and damages claims and has opposed class certification. Briefing on class certification is complete.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. The Network Defendants have requested permission to appeal the district court’s certification decision to the appellate court. The case is proceeding with substantive expert discovery.
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Gross settlement exposure	$48,607	$55,800
Collateral held for settlement exposure	(4,140)	(4,772)
Net uncollateralized settlement exposure	$44,467	$51,028
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $365 million and $367 million at September 30, 2020 and December 31, 2019, respectively, of which $289 million and $290 million at September 30, 2020 and December 31, 2019, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
Foreign Exchange Risk
Derivatives
The Company enters into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements which are valued based on currencies other than the functional currency of the entity. The Company may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. In addition, the Company is subject to foreign exchange risk as part of its daily settlement activities. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with customers. To manage this risk, the Company enters into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company’s derivative contracts are summarized below:

	September 30, 2020		December 31, 2019
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$600	$15	$185	$3
Commitments to sell foreign currency	1,439	6	1,506	(25)
Options to sell foreign currency	—	—	21	2
Balance sheet location
Prepaid expenses and other current assets [1]		40		12
Other current liabilities [1]		(19)		(32)
1    The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.

26 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Foreign exchange derivative contracts
General and administrative	$(11)	$17	$72	$(3)
The fair value of the foreign exchange derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign exchange derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2020 and December 31, 2019, as these contracts were not designated as hedging instruments for accounting.
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
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of September 30, 2020, the Company had a net foreign currency pre-tax loss of $166 million in accumulated other comprehensive income (loss) associated with hedging activity.
Interest Rate Risk
Cash Flow Hedges
During the fourth quarter of 2019, the Company entered into treasury rate locks for a total notional amount of $1 billion, which were accounted for as cash flow hedges. These contracts were entered into to hedge a portion of the Company’s interest rate exposure attributable to changes in the treasury rates related to the forecasted debt issuance during 2020. The maximum length of time over which the Company had hedged its exposure was 30 years. In connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company paid $175 million. As of September 30, 2020, a cumulative loss of $134 million, net of tax, was recorded in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. As of December 31, 2019, the Company recorded a pre-tax net unrealized gain of $14 million ($11 million, net of tax) in accumulated other comprehensive income (loss) associated with these contracts.
During the nine months ended September 30, 2020, reclassifications to interest expense were not material. The Company estimates that $6 million, pre-tax, of the deferred loss on cash flow derivative contracts recorded in accumulated other comprehensive income (loss) at September 30, 2020 will be reclassified into interest expense on the statement of operations within the next 12 months.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 27

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
COVID-19
The coronavirus (“COVID-19”) pandemic has spread rapidly across the globe. This outbreak has affected business activity, adversely impacting consumers, our customers, suppliers and business partners. We continue to monitor the effects of the pandemic and actions taken by governments as they relate to travel restrictions, social distancing measures and restrictions on business operations, as well as the continued impact of these actions on consumers and businesses. The pandemic has had significant negative effects on the global economy. The duration of the pandemic and its impact on the global economy continues to be uncertain.
The COVID-19 outbreak has affected our 2020 performance to date, during which we have seen unfavorable trends compared to historical periods. The impact of this outbreak started in the first quarter of 2020 as we experienced declines in our key metrics, primarily due to travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe. Early in the second quarter of 2020, switched transactions and cross-border volume growth rates stabilized around new lower activity levels as a result of compliance with social distancing and mobility limitations. Subsequently, switched transactions trends have improved over the course of the second and third quarters, with positive growth starting early in the third quarter of 2020. These switched transaction trends are in part due to the global relaxation of restrictions on business operations and social distancing measures. Cross-border volume trends continued to be significantly impacted by the decline in travel, with modest improvements throughout the second and third quarters. Additionally, gross dollar volumes declined during the second quarter of 2020, recovering from that decline in the third quarter of 2020 to experience slight growth as compared to the year ago periods in 2019 for the reasons mentioned above.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019		2020	2019
	($ in millions, except per share data)
Net revenue	$3,837	$4,467	(14)%	$11,181	$12,469	(10)%
Operating expenses	$1,732	$1,812	(4)%	$5,158	$5,204	(1)%
Operating income	$2,105	$2,655	(21)%	$6,023	$7,265	(17)%
Operating margin	54.9%	59.4%	(4.6) ppt	53.9%	58.3%	(4.4) ppt
Income tax expense	$402	$426	(6)%	$966	$1,238	(22)%
Effective income tax rate	21.0%	16.9%	4.1 ppt	17.3%	17.1%	0.2 ppt
Net income	$1,513	$2,108	(28)%	$4,626	$6,018	(23)%
Diluted earnings per share	$1.51	$2.07	(27)%	$4.59	$5.87	(22)%
Diluted weighted-average shares outstanding	1,005	1,019	(1)%	1,008	1,025	(2)%

28 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	As adjusted	Currency-neutral	2020	2019	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,837	$4,467	(14)%	(14)%	$11,181	$12,469	(10)%	(9)%
Adjusted operating expenses	$1,732	$1,812	(4)%	(5)%	$5,129	$5,204	(1)%	(1)%
Adjusted operating margin	54.9%	59.4%	(4.6) ppt	(4.2) ppt	54.1%	58.3%	(4.1) ppt	(3.8) ppt
Adjusted effective income tax rate	20.0%	16.8%	3.2 ppt	3.3 ppt	17.1%	17.4%	(0.3) ppt	(0.1) ppt
Adjusted net income	$1,605	$2,191	(27)%	(26)%	$4,819	$5,956	(19)%	(18)%
Adjusted diluted earnings per share	$1.60	$2.15	(26)%	(25)%	$4.78	$5.81	(18)%	(16)%
Note: Tables may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three and nine months ended September 30, 2020, versus the comparable periods in 2019, were as follows:

Net revenue
Three Months Ended September 30, 2020		For the three months ended September 30, 2020, net revenue decreased 14% on a currency-neutral basis due to COVID-19 impacts, and includes a 1 percentage point benefit from acquisitions. The primary drivers were:
GAAP	Non-GAAP (currency-neutral)
down 14%	down 14%	- Cross-border volume decline of 36% on a local currency basis
- Rebates and incentives were flat, or increased 2% on a currency-neutral basis
These decreases to net revenue were partially offset by:
- Gross dollar volume growth of 1% on a local currency basis
- Switched transactions growth of 5%
- Other revenues growth of 5%, or 6% on a currency-neutral basis, which includes 2 percentage points of growth due to acquisitions
Nine Months Ended September 30, 2020		For the nine months ended September 30, 2020, net revenue decreased 9% on a currency-neutral basis due to COVID-19 impacts, and includes a 1 percentage point benefit from acquisitions. The primary drivers were:
GAAP	Non-GAAP (currency-neutral)
down 10%	down 9%	- Gross dollar volume decline of 0.4% on a local currency basis
- Cross-border volume decline of 29% on a local currency basis
- Rebates and incentives growth of 4%, or 6% on a currency-neutral basis
These decreases to net revenue were partially offset by:
- Switched transactions growth of 2%
- Other revenues growth of 14%, or 15% on a currency-neutral basis, which includes 4 percentage points of growth due to acquisitions

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2020		For the three months ended September 30, 2020, the 5 percentage point decline in adjusted operating expenses on a currency-neutral basis included growth of 3 percentage points due to acquisitions. Excluding acquisitions, expenses declined 8 percentage points primarily due to reduced spending on advertising and marketing, travel, personnel costs and professional fees, partially offset by 1.5 percentage points of growth from foreign exchange derivative contracts.
GAAP	Non-GAAP (currency-neutral)
down 4%	down 5%

Nine Months Ended September 30, 2020		For the nine months ended September 30, 2020, the 1 percentage point decline in adjusted operating expenses on a currency-neutral basis included a 4 percentage point increase due to acquisitions. Excluding acquisitions, expenses declined 5 percentage points primarily due to reduced spending on advertising and marketing, travel and professional fees, partially offset by higher personnel costs to support our continued investment in our strategic initiatives.
GAAP	Non-GAAP (currency-neutral)
down 1%	down 1%

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2020		Adjusted effective income tax rate of 20.0% for the three months ended September 30, 2020, was higher than the comparable period in 2019 primarily due to a discrete tax benefit related to a favorable court ruling in 2019.
GAAP	Non-GAAP (currency-neutral)
21.0%	20.0%

Nine Months Ended September 30, 2020		Adjusted effective income tax rate of 17.1% for the nine months ended September 30, 2020, was lower than the comparable period in 2019 primarily due to a more favorable geographic mix of earnings, partially offset by a tax benefit related to a favorable court ruling in 2019 .
GAAP	Non-GAAP (currency-neutral)
17.3%	17.1%
Other financial highlights for the nine months ended September 30, 2020 were as follows:
•We generated net cash flows from operations of $5.0 billion.
•We repurchased 11.2 million shares of our common stock for $3.4 billion and paid dividends of $1.2 billion.
•We completed a debt offering in the first quarter of 2020 for an aggregate principal amount of $4 billion.
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
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2020, we recorded net losses of $91 million, which included certain losses that did not provide any tax benefit, ($92 million after tax, or $0.09 per diluted share), and net losses of $190 million ($171 million after tax, or $0.17 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
•In the three and nine months ended September 30, 2019, we recorded net losses of $100 million ($84 million after tax, or $0.08 per diluted share), and net gains of $48 million ($32 million after tax, or $0.03 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the second quarter of 2020, we recorded pre-tax charges of $22 million ($17 million after tax, or $0.02 per diluted share) related to estimated attorneys’ fees and litigation settlements with U.K. and Pan-European merchants.
•In the first quarter of 2020, we recorded pre-tax charges of $6 million ($5 million after tax, and an immaterial impact per diluted share) related to litigation settlements with U.K. merchants.
Tax act
•In the first quarter of 2019, we recorded a $30 million tax benefit ($0.03 per diluted share) related to a reduction to the 2017 one-time deemed repatriation tax on accumulated foreign earnings resulting from final transition tax regulations issued in 2019.
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

30 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended September 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,732	54.9%	$(190)	21.0%	$1,513	$1.51
(Gains) losses on equity investments	**	**	91	(1.0)%	92	$0.09
Non-GAAP	$1,732	54.9%	$(99)	20.0%	$1,605	$1.60

	Nine Months Ended September 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,158	53.9%	$(431)	17.3%	$4,626	$4.59
(Gains) losses on equity investments	**	**	190	(0.2)%	171	0.17
Litigation provisions	(28)	0.3%	**	—%	22	0.02
Non-GAAP	$5,129	54.1%	$(241)	17.1%	$4,819	$4.78

	Three Months Ended September 30, 2019
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,812	59.4%	$(121)	16.9%	$2,108	$2.07
(Gains) losses on equity investments	**	**	100	—%	84	$0.08
Non-GAAP	$1,812	59.4%	$(21)	16.8%	$2,191	$2.15

	Nine Months Ended September 30, 2019
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,204	58.3%	$(9)	17.1%	$6,018	$5.87
(Gains) losses on equity investments	**	**	(48)	(0.1)%	(32)	(0.03)
Tax act	**	**	**	0.4%	(30)	(0.03)
Non-GAAP	$5,204	58.3%	$(57)	17.4%	$5,956	$5.81
Note: Tables may not sum due to rounding.
**    Not applicable

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	(14)%	(4)%	(4.6) ppt	4.1 ppt	(28)%	(27)%
(Gains) losses on equity investments	**	**	**	(0.9) ppt	1%	1%
Non-GAAP	(14)%	(4)%	(4.6) ppt	3.2 ppt	(27)%	(26)%
Currency impact [1]	—%	—%	0.3 ppt	0.1 ppt	1%	1%
Non-GAAP - currency-neutral	(14)%	(5)%	(4.2) ppt	3.3 ppt	(26)%	(25)%

	Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	(10)%	(1)%	(4.4) ppt	0.2 ppt	(23)%	(22)%
(Gains) losses on equity investments	**	**	**	(0.1) ppt	3%	3%
Litigation provisions	**	(1)%	0.3 ppt	— ppt	—%	—%
Tax act	**	**	**	(0.4) ppt	—%	—%
Non-GAAP	(10)%	(1)%	(4.1) ppt	(0.3) ppt	(19)%	(18)%
Currency impact [1]	1%	1%	0.3 ppt	0.2 ppt	2%	2%
Non-GAAP - currency-neutral	(9)%	(1)%	(3.8) ppt	(0.1) ppt	(18)%	(16)%
Note: Tables may not sum due to rounding.
**    Not applicable
1    Represents the translational and transactional impact of currency.
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
1    Data used in the calculation of GDV is provided by Mastercard customers and is subject to verification by Mastercard and partial cross-checking against information provided by Mastercard’s transaction switching systems. All data is subject to revision and amendment by Mastercard or Mastercard’s customers.
2    Normalized to eliminate the effects of differing switching and carryover days between periods. Carryover days are those where transactions and volumes from days where the company does not clear and settle are processed.

32 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
Our operating results can also be impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended September 30, 2020, GDV on a U.S. dollar-converted basis was flat, or increased 1% on a local currency basis, versus the comparable period in 2019. For the nine months ended September 30, 2020 GDV on a U.S. dollar-converted basis and on a local currency basis decreased 3% and 0.4%, respectively, versus the comparable period in 2019. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Revenue
Primary drivers of net revenue, versus the comparable periods in 2019, were as follows:
For the three months ended September 30, 2020, net revenue decreased 14% on both an as reported and a currency-neutral basis reflecting impacts of the COVID-19 outbreak, and includes 1 percentage point of growth from our acquisitions. Gross revenue decreased 9% on both an as reported and a currency-neutral basis, driven by decreased cross-border volumes, partially offset by an increase in gross dollar volume activity, our value-added products and services and the number of switched transactions. Rebates and incentives were flat, or increased 2% on a currency-neutral basis, due to new and renewed deals partially offset by a favorable mix of incentive-related volumes.
For the nine months ended September 30, 2020, net revenue decreased 10%, or 9% on a currency-neutral basis reflecting impacts of the COVID-19 outbreak, and includes 1 percentage point of growth from our acquisitions. Gross revenue decreased 6%, or 4% on a currency-neutral basis, driven by decreased cross-border volumes and gross dollar volume activity, partially offset by an increase in our value-added products and services and the number of switched transactions. Rebates and incentives increased 4%, or 6% on a currency-neutral basis, due to new and renewed deals partially offset by a favorable mix of incentive-related volumes.
See Note 3 (Revenue) in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Domestic assessments	$1,750	$1,722	2%	$4,907	$5,007	(2)%
Cross-border volume fees	791	1,517	(48)%	2,645	4,154	(36)%
Transaction processing	2,251	2,231	1%	6,352	6,206	2%
Other revenues	1,143	1,087	5%	3,286	2,891	14%
Gross revenue	5,935	6,557	(9)%	17,190	18,258	(6)%
Rebates and incentives (contra-revenue)	(2,098)	(2,090)	—%	(6,009)	(5,789)	4%
Net revenue	$3,837	$4,467	(14)%	$11,181	$12,469	(10)%

34 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of change in net revenue:

	Three Months Ended September 30, 2020
	Volume		Acquisitions	Currency Impact [1]	Other [2]		Total
Domestic assessments	1%		—%	(3)%	4%	3	2%
Cross-border volume fees	(36)%		—%	—%	(12)%		(48)%
Transaction processing	5%		—%	—%	(4)%		1%
Other revenues	**		2%	—%	4%	4	5%
Rebates and incentives (contra-revenue)	(9)%	5	—%	(1)%	10%	6	—%
Net revenue	(6)%		1%	—%	(9)%		(14)%

	Nine Months Ended September 30, 2020
	Volume		Acquisitions	Currency Impact [1]	Other [2]		Total
Domestic assessments	—%		—%	(3)%	2%	3	(2)%
Cross-border volume fees	(29)%		—%	(1)%	(6)%		(36)%
Transaction processing	3%		—%	(1)%	—%		2%
Other revenues	**		4%	(1)%	11%	4	14%
Rebates and incentives (contra-revenue)	(6)%	5	—%	(2)%	12%	6	4%
Net revenue	(6)%		1%	(1)%	(4)%		(10)%
Note: Table may not sum due to rounding.
**    Not applicable.
1    Represents the translational and transactional impact of currency.
2    Includes impact from pricing, other non-volume based fees and geographical mix.
3    Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.
4    Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.
5    Includes the impact from mix on incentive-related volumes.
6    Includes the impact of new, renewed and expired agreements.

The following tables provide a summary of the trend in volumes and transactions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	—%	1%	13%	15%	(3)%	(0.4)%	9%	13%
Asia Pacific/Middle East/Africa	(2)%	(1)%	10%	12%	(5)%	(3)%	7%	12%
Canada	(4)%	(3)%	8%	9%	(6)%	(4)%	4%	8%
Europe	2%	3%	16%	20%	(2)%	—%	11%	19%
Latin America	(22)%	(7)%	14%	18%	(18)%	(3)%	9%	16%
United States	4%	4%	12%	12%	2%	2%	10%	10%
Cross-border volume [1]	(35)%	(36)%	13%	16%	(29)%	(29)%	10%	16%
1    Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	5%	19%	2%	18%

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended September 30, 2020, operating expenses decreased 4% versus the comparable period in 2019. Adjusted operating expenses decreased 4%, or 5% on a currency-neutral basis, versus the comparable period in 2019. Current period results include growth of 3 percentage points from acquisitions. Excluding acquisitions expenses declined 8% primarily due to reduced spending on advertising and marketing, travel, personnel costs and professional fees, partially offset by 1.5 percentage points of growth from foreign exchange activity.
For the nine months ended September 30, 2020, operating expenses decreased 1% versus the comparable period in 2019. Operating expenses decreased 1% on both an as adjusted and a currency-neutral basis, versus the comparable period in 2019, which includes a 4 percentage point increase from acquisitions. Excluding acquisitions, expenses declined 5% primarily due to reduced spending on advertising and marketing, travel and professional fees, partially offset by higher personnel costs to support our continued investment in our strategic initiatives.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
General and administrative	$1,423	$1,448	(2)%	$4,285	$4,184	2%
Advertising and marketing	168	227	(26)%	415	644	(36)%
Depreciation and amortization	141	137	3%	430	376	14%
Provision for litigation	—	—	**	28	—	**
Total operating expenses	1,732	1,812	(4)%	5,158	5,204	(1)%
Special Items[1]	—	—	**	(28)	—	**
Adjusted total operating expenses (excluding Special Items1)	$1,732	$1,812	(4)%	$5,130	$5,204	(1)%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended September 30, 2020
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	(6)%	**	4%	—%	(2)%
Advertising and marketing	(25)%	**	—%	—%	(26)%
Depreciation and amortization	(1)%	**	3%	1%	3%
Provision for litigation	**	**	**	**	**
Total operating expenses	(8)%	**	3%	—%	(4)%

	Nine Months Ended September 30, 2020
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	(2)%	**	5%	(1)%	2%
Advertising and marketing	(35)%	**	—%	(1)%	(36)%
Depreciation and amortization	8%	**	7%	—%	14%
Provision for litigation	**	**	**	**	**
Total operating expenses	(5)%	1%	4%	(1)%	(1)%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Represents the translational and transactional impact of currency.

36 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended September 30, 2020, general and administrative expenses decreased 2% on both an as reported and a currency-neutral basis, versus the comparable period in 2019. Current period results include growth of 4 percentage points from acquisitions. Excluding acquisitions, expenses declined 6% primarily due to reduced spending on travel, personnel costs and professional fees, partially offset by 2 percentage points of growth from foreign exchange derivative contracts
For the nine months ended September 30, 2020, general and administrative expenses increased 2%, or 3% on a currency-neutral basis, versus the comparable period in 2019. Current period results include growth of 5 percentage points from acquisitions. Excluding acquisitions, expenses declined 2% primarily due to reduced spending on travel, professional fees and 1 percentage point decline from foreign exchange derivative contracts, partially offset by an increase in personnel costs to support our continued investment in our strategic initiatives.
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Personnel	$940	$937	—%	$2,817	$2,601	8%
Professional fees	81	105	(23)%	258	293	(12)%
Data processing and telecommunications	195	171	14%	551	488	13%
Foreign exchange activity[1]	23	(2)	**	(10)	12	NM
Other	184	237	(22)%	669	790	(15)%
General and administrative expenses	$1,423	$1,448	(2)%	$4,285	$4,184	2%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
Advertising and marketing expenses decreased 26% and 36%, or 26% and 35% on a currency-neutral basis, respectively, for the three and nine months ended September 30, 2020, versus the comparable periods in 2019, primarily due to lower advertising and sponsorship spend in response to COVID-19.
Depreciation and Amortization
For the three months ended September 30, 2020, depreciation and amortization expenses increased 3%, or 2% on a currency-neutral basis, versus the comparable period in 2019, due to the impact of acquisitions.
For the nine months ended September 30, 2020, depreciation and amortization expenses increased 14% on both an as reported and a currency-neutral basis, versus the comparable period in 2019. Current period results include growth of 7 percentage points from acquisitions. The remaining increase was primarily due to higher depreciation from capital investments.
Provision for Litigation
There were no litigation charges for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we recorded $28 million related to various litigation settlements and legal costs. There were no litigation charges in the comparable periods in 2019. See “Non-GAAP Financial Information” in this section and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended September 30, 2020, other income (expense) was unfavorable, versus the comparable period in 2019, primarily due to increased interest expense related to our recent debt issuances.
For the nine months ended September 30, 2020, other income (expense) was unfavorable, versus the comparable period in 2019, primarily due to net losses in the current period versus net gains in prior period related to unrealized fair market value adjustments on marketable equity securities, as well as increased interest expense related to our recent debt issuances.
The components of our other income (expense) were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
	($ in millions)
Investment income	$3	$26	(90)%	$27	$77	(65)%
Gains (losses) on equity investments, net	(91)	(100)	9%	(190)	48	**
Interest expense	(105)	(63)	(65)%	(275)	(160)	(72)%
Other income (expense), net	3	16	(82)%	7	26	(73)%
Total other income (expense)	$(190)	$(121)	(58)%	$(431)	$(9)	**
Note: Table may not sum due to rounding.
**    Not meaningful.
Income Taxes
For the three months ended September 30, 2020, the effective income tax rate was 21.0% versus 16.9% for the comparable period in 2019, primarily due to a discrete tax benefit related to a favorable court ruling in 2019 and certain losses on equity investments that did not provide any tax benefit in the current period. The adjusted effective income tax rate was 20.0% versus 16.8% for the comparable period in 2019, primarily due to a discrete tax benefit related to a favorable court ruling in 2019.
For the nine months ended September 30, 2020, the effective income tax rate was 17.3% versus 17.1% for the comparable period in 2019, primarily due to discrete tax benefits related to a favorable court ruling and a reduction to the Company’s transition tax liability in 2019, and certain losses on equity investments that did not provide any tax benefit in the current period, partially offset by a more favorable geographic mix of earnings in the current period. The adjusted effective income tax rate was 17.1% versus 17.4% for the comparable period in 2019, primarily due to a more favorable geographic mix of earnings, partially offset by a discrete tax benefit related to a favorable court ruling in 2019.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2020	December 31, 2019
	(in billions)
Cash, cash equivalents and investments [1]	$10.6	$7.7
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.2 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively.
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

38 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$4,971	$5,203
Net cash used in investing activities	(825)	(1,180)
Net cash used in financing activities	(777)	(5,285)
Net cash provided by operating activities decreased $232 million for the nine months ended September 30, 2020, versus the comparable period in 2019, primarily due to lower net income adjusted for non-cash items, partially offset by a decrease in litigation payments and lower outstanding accounts receivable in the current period.
Net cash used in investing activities decreased $355 million for the nine months ended September 30, 2020, versus the comparable period in 2019, primarily due to higher prior year acquisitions, partially offset by lower net proceeds from investments in available-for-sale and held-to-maturity securities.
Net cash used in financing activities decreased $4,508 million for the nine months ended September 30, 2020, versus the comparable period in 2019, primarily due to lower repurchases of our Class A common stock and higher net debt proceeds in the current period.
Debt and Credit Availability
In March 2020, we issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050. Our total debt outstanding was $12.6 billion and $8.5 billion at September 30, 2020 and December 31, 2019, respectively, with the earliest maturity of $650 million of principal occurring in November 2021.
As of September 30, 2020, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2024.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2020 and December 31, 2019.
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
Aggregate payments for quarterly dividends totaled $1,206 million for the nine months ended September 30, 2020.
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On September 22, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per share payable on November 9, 2020 to holders of record on October 9, 2020 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $398 million.
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
The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2020, under the plans approved in 2019 and 2018:

(in millions, except average price data)
Remaining authorization at December 31, 2019	$8,304
Dollar value of shares repurchased during the nine months ended September 30, 2020	$3,443
Remaining authorization at September 30, 2020	$4,861
Shares repurchased during the nine months ended September 30, 2020	11.2
Average price paid per share during the nine months ended September 30, 2020	$307.76
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

40 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $62 million and $144 million on our foreign exchange derivative contracts outstanding at September 30, 2020 and December 31, 2019, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $29 million on our short duration foreign exchange derivative contracts outstanding at September 30, 2020. The Company did not have any outstanding short duration foreign exchange derivative contracts related to this activity at December 31, 2019.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact on our investments at September 30, 2020 and December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 41

PART II
ITEM 1. LEGAL PROCEEDINGS
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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 43

Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2020, we repurchased 6.5 million shares for $2.1 billion at an average price of $317.88 per share of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	3,468,650	$302.71	3,468,650	$5,870,512,989
August 1 - 31	1,540,748	$330.88	1,540,748	$5,360,716,624
September 1 - 30	1,468,424	$340.07	1,468,424	$4,861,351,238
Total	6,477,822	$317.88	6,477,822
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

44 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q

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

MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q 45

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 28, 2020	By:	/S/ AJAY BANGA
Ajay Banga
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2020	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

46 MASTERCARD SEPTEMBER 30, 2020 FORM 10-Q