Form 10-K
period 2020-12-31
Mastercard Inc
filed 2021-02-12
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.							☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				Yes	☐	No	☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $261.3 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 9, 2021, there were 985,146,914 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 8,215,424 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED FISCAL YEAR 2020 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I	6	Item 1.	Business
	20	Item 1A.	Risk factors
	33	Item 1B.	Unresolved staff comments
	33	Item 2.	Properties
	33	Item 3.	Legal proceedings
	33	Item 4.	Mine safety disclosures
	34	-	Information about our executive officers

PART II	38	Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
	40	Item 6.	Selected financial data
	41	Item 7.	Management’s discussion and analysis of financial condition and results of operations
	55	Item 7A.	Quantitative and qualitative disclosures about market risk
	56	Item 8.	Financial statements and supplementary data
	105	Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
	105	Item 9A.	Controls and procedures
	105	Item 9B.	Other Information

PART III	107	Item 10.	Directors, executive officers and corporate governance
	107	Item 11.	Executive compensation
	107	Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
	107	Item 13.	Certain relationships and related transactions, and director independence
	107	Item 14.	Principal accountant fees and services

PART IV	109	Item 15.	Exhibits and financial statement schedules
	109	Item 16.	Form 10-K summary

MASTERCARD 2020 FORM 10-K 3

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption; account-based payment systems; and issuer practice legislation and regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of the global coronavirus (COVID-19) pandemic and containment measures taken in response
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payment system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our customers (including loss of substantial business from significant customers, competitor relationships with our customers and banking industry consolidation), merchants and governments
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•issues related to our Class A common stock and corporate governance structure
Please see “Risk Factors” in Part I, Item 1A for a complete discussion of these risk factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

4 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
Item 1. Business
Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro® and Cirrus®. We operate a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through our unique and proprietary global payments network, which we refer to as our core network, we switch (authorize, clear and settle) payment transactions and deliver related products and services. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). We also provide integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs, processing and open banking. Our payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
We generate revenues from assessing our customers based on the gross dollar volume (“GDV”) of activity on the products that carry our brands, from the fees we charge to our customers for providing transaction switching and from other payment-related products and services.
For a full discussion of our business, please see page 8.
Our Performance
The following are our key financial and operational highlights for 2020, including growth rates over the prior year:

GAAP

Net revenue	Net income		Diluted EPS
$15.3B	$6.4B		$6.37
down 9%	down 21%		down 20%

Non-GAAP [1] (currency-neutral)

Net revenue	Adjusted net income		Adjusted diluted EPS
$15.3B	$6.5B		$6.43
down 8%	down 17%		down 16%

$6.1B	$4.5B	Repurchased shares	$7.2B
in capital returned to stockholders	$1.6B	Dividends paid	cash flows from operations

Gross dollar volume (growth on a local currency basis)		Cross-border volume growth (on a local currency basis)	Switched transactions
$6.3T		down 29%	90.1B
flat			up 3%

1Non-GAAP results exclude the impact of gains and losses on equity investments, Special Items and/or foreign currency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Results Overview” in Part II, Item 7 for the reconciliation to the most direct comparable GAAP financial measures.

6 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
The coronavirus (“COVID-19”) outbreak and its negative impact on the global economy affected our 2020 performance, during which we saw unfavorable trends compared to historical periods. For a full discussion of this impact, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item II, Part 7.
Our Strategy
We grow, diversify and build our business through a combination of organic and inorganic strategic initiatives. Our ability to grow our business is influenced by:
•personal consumption expenditure (“PCE”) growth
•driving cash and check transactions toward electronic forms of payment
•increasing our share in the payments space
•providing integrated value-added products and services
•providing enhanced payment capabilities to capture new payment flows, such as business to business (“B2B”), person to person (“P2P”), business to consumer (“B2C”) and government payments.

GROW	DIVERSIFY	BUILD
CORE	CUSTOMERS AND GEOGRAPHIES	NEW AREAS
Credit Debit Commercial Prepaid Digital-Physical Convergence Acceptance	Financial Inclusion New Markets Businesses Governments Merchants Digital Players Local Schemes/Switches	Data Analytics Consulting Marketing Services Loyalty Cyber and Intelligence Processing New Payment Flows Open Banking
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
Diversify. We diversify our business by:
•working with new customers, including governments, merchants, financial technology companies (fintechs), digital players, mobile providers and other corporate businesses
•scaling our capabilities and business into new geographies, including growing acceptance in markets with limited electronic payments acceptance today
•broadening financial inclusion for the unbanked and underbanked
Build. We build our business by:
•creating and acquiring differentiated products and platforms to provide unique, innovative solutions that we bring to market to support new payment flows and related applications, such as real-time account-based payments and the Mastercard Track™ suite of products
•providing services across data analytics, consulting, marketing services, loyalty, cyber and intelligence, and processing
•providing open banking capabilities to enable the reliable access, transmission and management of consumer-consented data
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue by driving preference for our products and services. We help merchants, financial institutions, governments, and other organizations by delivering data-driven insights and other services that help them grow and create simple and secure customer

MASTERCARD 2020 FORM 10-K 7

PART I
ITEM 1. BUSINESS
experiences. We partner with technology companies such as digital players, fintechs and mobile providers to deliver digital payment solutions powered by our technology, expertise and security protocols. We help national and local governments improve financial inclusion and efficiencies, reduce costs, increase transparency of financial transactions and data to reduce crime and corruption and advance social programs. For consumers, we provide faster, safer and more convenient ways to pay and transfer funds and exchange information to enable services.
Talent and Culture. Our success is driven by the skills, experience, integrity and mindset of the talent we hire. We attract and retain top talent from diverse backgrounds and industries by building a world-class culture based on decency, respect and inclusion where people have opportunities to perform purpose-driven work that impacts customers, communities and co-workers on a global scale. The diversity and skill sets of our people underpin everything we do.
Our Business
Our Operations and Network
We operate a multi-rail network that offers our customers one partner to turn to for their domestic and cross-border needs. Our core network links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use a Mastercard product at millions of acceptance locations worldwide. Our core network facilitates an efficient and secure means for receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for businesses to receive insight through information that is derived from our network. We enable transactions for our customers through our core network in more than 150 currencies and in more than 210 countries and territories. Our range of capabilities extend beyond our core network into real-time account-based payments and open banking.
Core Network Transactions. Our core network supports what is often referred to as a “four-party” payments network. The following diagram depicts a typical transaction on our core network, and our role in that transaction:

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
•Interchange Fees. Interchange fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that consumers and merchants derive. Generally, interchange fees are collected from acquirers and paid to issuers to reimburse the issuers for a portion of the costs incurred. These costs are incurred by issuers in providing services that benefit all participants in the system, including acquirers and merchants, whose participation in the network enables increased sales to their existing and new customers, efficiencies in the delivery of existing and new products, guaranteed payments and improved experience for the customers. We (or, alternatively, financial institutions) establish “default interchange fees” that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process.
8 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
•Additional Four-Party System Fees. The merchant discount rate is established by the acquirer to cover its costs of both participating in the four-party system and providing services to merchants. The rate takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer. Additionally, acquirers may charge merchants processing and related fees in addition to the merchant discount rate. Issuers may also charge account holders fees for the transaction, including, for example, fees for extending revolving credit.
Switched Transactions
•Authorization, Clearing and Settlement. Through our core network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully conducted transaction, and help to settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and our customers.
•Cross-Border and Domestic. Our core network switches transactions throughout the world when the merchant country and country of issuance are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the country of issuance are the same (“domestic transactions”). We switch over 55% of all transactions for Mastercard and Maestro-branded cards, including nearly all cross-border transactions. We switch the majority of Mastercard and Maestro-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries.
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
Real-time Account-based Payment Infrastructure and Applications. Augmenting our core network, we offer real-time account-based payment capabilities, enabling payments between bank accounts in real-time in countries in which it has been deployed.
Open Banking. We offer a platform that enables data providers and third parties to reliably access, securely transmit and confidently manage customer-consented data to improve the customer experience.
Payments System Security. Our payment solutions and products are designed to ensure safety and security for the global payments system. Our core network and additional platforms incorporate multiple layers of protection, providing greater resiliency and best-in-class security protection. Our programs are assessed by third parties and incorporate benchmarking and other data from peer companies and consultants. We engage in many efforts to mitigate information security challenges, including maintaining an information security program, an enterprise resilience program and insurance coverage, as well as regularly testing our systems to address potential vulnerabilities. Through the combined efforts of our Security Operations Centers, Fusion Centers and Mastercard Intelligence Center, we work with experts across the organization (as well as through other sources such as public-private partnerships), to monitor and respond quickly to a range of cyber and physical threats.
As part of our multi-layered approach to protect the global payments system, we also work with issuers, acquirers, merchants, governments and payments industry associations to help develop and put in place standards (e.g., EMV) for safe and secure transactions.
Digital Payments. Our network supports and enables our digital payment platforms, products and solutions, reflecting the growing digital economy where consumers are increasingly seeking to use their payment accounts to pay when, where and how they want. For a full discussion of the ways our innovation capabilities enable digital payments, see “Our Products and Services - Digital Enablement” below.
Customer Risk. We guarantee the settlement of many of the transactions from issuers to acquirers to ensure the integrity of our core network. We refer to the amount of this guarantee as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirers or the availability of unspent prepaid account holder account balances.
Our Franchise. We manage an ecosystem of stakeholders who participate in our network. Our franchise creates and sustains a comprehensive series of value exchanges across our ecosystem. We ensure a balanced ecosystem where all participants benefit from the availability, innovation and safety and security of our network. We achieve this through the following key activities:
•Participant Onboarding. We ensure the capability of new customers to use our network, and define the roles and responsibilities for their operations once on the network

MASTERCARD 2020 FORM 10-K 9

PART I
ITEM 1. BUSINESS
•Safety and Security. We establish the core principles, including ensuring consumer protections and integrity, so participants feel confident to transact on the network.
•Operating Standards. We define the operational, technical and financial policies to which network participants are required to adhere.
•Responsible Stewardship. We establish performance standards to support ecosystem growth and optimization and establish proactive monitoring to ensure participant performance.
•Issue Resolution. We operate a framework to enable the resolution of disputes for both customers and consumers.
Our Products and Services
We provide a wide variety of integrated products and services that support products that customers can offer to their account holders and merchants. These offerings facilitate transactions across our multi-rail payment network among account holders, merchants, financial institutions, businesses, governments and other organizations in markets globally.
Core Payment Products
Consumer Credit. We offer a number of products that enable issuers to provide consumers with credit that allow them to defer payment. These programs are designed to meet the needs of our customers around the world and address standard, premium and affluent consumer segments.
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
Prepaid. Prepaid accounts are a type of electronic payment that enables consumers to pay in advance whether or not they previously had a bank account or a credit history. These accounts can be tailored to meet specific program, customer or consumer needs, such as paying bills, sending person-to-person payments or withdrawing cash from an ATM. Our focus ranges from digital accounts (such as fintech and gig economy platforms) to business programs such as employee payroll, health savings accounts and solutions for small business owners). Our prepaid programs also offer opportunities in the private and public sectors to drive financial inclusion of previously unbanked individuals through social security payments, unemployment benefits and salary cards.
10 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
We also provide prepaid program management services, primarily outside of the United States, that provide processing and end-to-end services on behalf of issuers or distributor partners such as airlines, foreign exchange bureaus and travel agents.
Commercial Credit and Debit. We offer commercial credit and debit payment products and solutions that meet the payment needs of large corporations, midsize companies, small businesses and government entities. Our solutions streamline procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our card offerings include travel, small business (debit and credit), purchasing and fleet cards. Our SmartData platform provides expense management and reporting capabilities. Our Mastercard In Control™ platform generates virtual account numbers which provide businesses with enhanced controls, more security and better data. Our Mastercard Track Business Payment Service™ (Track BPS) is aimed at improving the way businesses pay and get paid by providing a single connection enabling access to multiple payment rails, greater control and richer data to optimize B2B transactions for both buyers and suppliers.
The following chart provides GDV and number of cards featuring our brands in 2020 for select programs and solutions:

	Year Ended December 31, 2020			As of December 31, 2020
	GDV			Cards
	(in billions)	Growth (Local)	% of Total GDV	(in millions)	Percentage Increase from December 31, 2019
Mastercard-branded Programs[1,2]
Consumer Credit	$2,425	(7)%	38%	894	2%
Consumer Debit and Prepaid	3,230	8%	51%	1,338	11%
Commercial Credit and Debit	682	(6)%	11%	102	22%
1Excludes Maestro and Cirrus cards and volume generated by those cards.
2Prepaid includes both consumer and commercial prepaid.
New Payment Products and Open Banking
In addition to the switching capabilities of our core network, we offer platforms with payment capabilities that support new payment flows and related applications:
•We offer real-time account-based payments for ACH transactions. This platform enables payments between bank accounts in real time and provides enhanced data and messaging capabilities.
•We offer applications including those that make it easier for consumers to view, manage and pay their bills either with cards or real-time and batch ACH payments from their bank accounts, and that enable consumers, businesses, governments and merchants to send and receive money beyond borders with greater speed and ease.
•We offer an open banking platform that allows data providers and third parties to reliably access, securely transmit and confidently manage customer-consented data to improve the customer experience.
Value-Added Products and Services
Cyber and Intelligence. We offer integrated products and services to prevent, detect and respond to fraud and cyber-attacks and to ensure the safety of transactions made using Mastercard products. We do this using a multi-layered safety and security strategy:
•The “Prevent” layer protects infrastructure, devices and data from attacks. We have continued to grow global usage of EMV chip and contactless security technology, helping to reduce fraud. Greater usage of this technology has increased the number of EMV cards issued and the transaction volume on EMV cards.
•The “Identify” layer allows us to help banks and merchants verify the authenticity of consumers during the payment process using various biometric technologies, including fingerprint, face and iris scanning technology to verify online purchases on mobile devices, as well as a card with biometric technology built in.
•The “Detect” layer spots fraudulent behavior and cyber-attacks and takes action to stop these activities once detected. Our offerings in this space include alerts when accounts are exposed to data breaches or security incidents, fraud scoring technology that scans billions of dollars of money flows each day while increasing approvals and reducing false declines, and network-level monitoring on a global scale to help identify the occurrence of widespread fraud attacks when the customer (or their processor) may be unable to detect or defend against them.
•The “Experience” layer improves the security experience for our stakeholders in areas from the speed of transactions, enhancing approvals for online and card-on-file payments, to the ability to differentiate legitimate consumers from fraudulent ones. Our offerings in this space include solutions for consumer alerts and controls and a suite of digital token services. We also offer an e-

MASTERCARD 2020 FORM 10-K 11

PART I
ITEM 1. BUSINESS
commerce fraud and dispute management network that enables merchants to stop delivery when a fraudulent or disputed transaction is identified, and issuers to refund the cardholder to avoid the chargeback process. Moreover, we use our AI and data analytics, along with our cyber risk assessment capabilities, to help financial institutions, merchants, corporations and governments secure their digital assets
We have also worked with our customers to provide products to consumers globally with increased confidence through the benefit of “zero liability”, where the consumer bears no responsibility for counterfeit or lost card losses in the event of fraud.
Loyalty and Rewards. We have built a scalable rewards platform that enables customers to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airline lounge network, concierge services, insurance services, emergency card replacement, emergency cash advances and a 24-hour account holder service center. For merchants, we provide campaigns with targeted offers and rewards, management services for publishing offers, and accelerated points programs for co-brand and rewards program members. We also provide a loyalty platform that enables stronger relationships with retailers, restaurants, airlines and consumer packaged goods companies by creating experiences that drive loyalty and impactful consumer engagement.
Processing. We extend our processing capabilities in the payments value chain in various regions and across the globe with an expanded suite of offerings, including:
•Issuer solutions designed to provide customers with a complete processing solution to help them create differentiated products and services and allow quick deployment of payments portfolios across banking channels.
•Payment gateways that offer a single interface to provide e-commerce merchants with the ability to process secure online and in-app payments and offer value-added solutions, including outsourced electronic payments, fraud prevention and alternative payment options.
•Mobile gateways that facilitate transaction routing and processing for mobile-initiated transactions.
Data Analytics and Consulting. We provide proprietary analysis, data-driven consulting and marketing services solutions to help clients optimize, streamline and grow their businesses, as well as deliver value to consumers.
Our capabilities incorporate payments expertise and analytical and executional skills to create end-to-end solutions which are increasingly delivered via platforms embedded in our customers’ day-to-day operations. By observing patterns of payments behavior based on billions of transactions switched globally, we leverage anonymized and aggregated information and a consultative approach to help our customers make better business decisions. Our executional skills such as marketing, digital implementation and program management allow us to assist customers to implement actions based on these insights.
We utilize our expertise and tools to collaborate with, and increasingly drive, innovation at financial institutions, merchants and governments. Through our global innovation and development arm, Mastercard Labs, we offer “Launchpad,” a five-day app prototyping workshop, as well as other customized innovation programs such as in-lab usability testing and concept design. Through our Test & Learn software as a service platform, we can help our customers conduct disciplined business experiments for in-market tests to drive more profitable decision making.
Digital Enablement
Our innovation capabilities enable broader reach to scale digital payment services beyond cards to multiple channels, including mobile devices, and our standards, services and governance model help us to serve as the connection that allows financial institutions, fintechs and technology companies to interoperate and enable consumers to engage through digital channels:
•Delivering better digital experiences everywhere. We are using our technologies and security protocols to develop solutions to make digital shopping and selling experiences, such as on smartphones and other connected devices, simpler, faster and safer for both consumers and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base, as well as products and practices to facilitate acceptance via mobile devices.
•Securing more transactions. We are leveraging tokenization, biometrics and machine learning technologies in our push to secure every transaction. These efforts include driving EMV-level security and benefits through all our payment channels.
•Digitizing personal and business payments. We provide solutions that enable our customers to offer consumers the ability to send and receive money quickly and securely domestically and around the world. These solutions allow our customers to address new payment flows from any funding source, such as cash, card, bank account or mobile money account, to any destination globally, securely and often in real time.
•Simplifying access to, and integration of, our digital assets. Our Mastercard Developer platform makes it easy for customers and partners to leverage our many digital assets and services. By providing a single access point with tools and capabilities to find what we believe are some of the best-in-class Application Program Interfaces (“APIs”) across a broad range of Mastercard services, we enable easy integration of our services into new and existing solutions.
12 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
•Identifying and experimenting with future technologies, start-ups and trends. Through Mastercard Labs, we continue to bring customers and partners access to thought leadership, innovation methodologies, new technologies and relevant early-stage fintech players.
Brand
Our family of well-known brands includes Mastercard, Maestro and Cirrus. We manage and promote our brands and brand identities (including our sonic brand identity) through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase people’s preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, preference and overall usage among account holders globally.  Our “Priceless®” advertising campaign, which has run in more than 50 languages and in more than 120 countries worldwide, promotes Mastercard usage benefits and acceptance, markets Mastercard payment products and solutions and provides Mastercard with a consistent, recognizable message that supports our brand around the globe.
Human Capital Management
As of December 31, 2020, we employed approximately 21,000 persons globally.
We are dedicated to supporting our workforce during the global COVID-19 pandemic:
•We had no COVID-19 related layoffs in 2020
•We introduced a COVID-19 global employee benefit providing up to 10 business days of additional paid leave for sick, childcare or eldercare related needs
•We covered 100% of the costs associated with COVID-19 testing for all employees and provided access to free COVID-related telemedicine consultations for our U.S. employees
•We provided employees with flexibility for how and where they get work done and put precautionary health and safety measures in place at each office location
Management regularly reviews our people strategy and culture, as well as related risks, with our Human Resources and Compensation Committee, and reviews this annually with our Board of Directors. Our strategy focuses on recruitment, development, succession and retention, including:
•Attracting top talent with the strength of our talent brand, which includes our culture of being a “force for good”
•Developing our depth of talent through acquisitions and recruitment
•Strong development and succession planning for key roles, including talent and leadership programs across various levels that:
◦Embed our culture principles
◦Focus on diverse populations and
◦Aim to develop talent and people managers through personalized and group executive development programs
•Using learning to drive innovation and growth, including a focus on scaling digital fluency globally, product training certification, creating an environment for employees to drive their own learning, and focusing on developing capability in key skill areas
•Retaining and growing an inclusive workforce, including:
◦Ongoing development conversations and personalized development plans
◦A focus on talent movement, including career moves and rotations and
◦Competitive and differentiated pay and benefits, including pay equity on the basis of gender and (in the U.S.) race and ethnicity, as well as a flexible work model
As an organization, we are focused on maintaining a world-class culture, built on a foundation of decency:
•We are mindful of the health of our culture, looking at retention of critical roles, our external brand reputation, internal levels of engagement, and diverse representation

MASTERCARD 2020 FORM 10-K 13

PART I
ITEM 1. BUSINESS
•We are committed to providing a safe and respectful workplace built on a culture of decency and a focus on the well-being of our employees, as well as monitoring for potential disruptions to our culture and reputation - especially with respect to such events as the COVID-19 pandemic
•We are focused on providing and supporting a culture of volunteering
•We have established a culture of high ethical business practices and compliance standards, grounded in honesty, decency, trust and personal accountability. It is driven by “tone at the top,” reinforced with regular training, fostered in a speak-up environment, and measured by a risk culture and climate survey
Diversity and inclusion underpin everything we do:
•We look at our recruitment, development, succession and retention practices (including global attrition rates) with a focus on gender, race (in the U.S.) and generational mix of our employee population
•We have developed regional and functional action plans to identify priorities and actions that will help us make more progress for diversity and inclusion, including balance and inclusion in gender and racial representation
•As part of our commitment to racial justice, we have committed to our “In Solidarity” initiative, which focuses on people, market and society to harness our culture of decency and build on our efforts to advance inclusion and equality
We encourage you to review our Sustainability Report (located on our website) for more detailed information regarding our people strategy.
Recent Developments
We are focused on helping individuals and businesses weather the challenges presented by the COVID-19 pandemic by ensuring our network remains secure, resilient and reliable. We are applying our technology, philanthropy, and data and cybersecurity expertise to help rebuild communities, ensure that economic growth is inclusive and help address new challenges facing governments, small businesses and consumers.

Consumer
While technology has increasingly changed the way people get information, interact, shop and make purchases, consumers continue to expect a seamless experience where their payment is simple and secure. Our teams are creating innovative solutions that meet the needs of consumers and merchants in a digital environment by applying emerging technologies. During the global COVID-19 pandemic, we have seen continued trends toward a preference for contactless and the rapid adoption of e-commerce. These trends are further accelerating the secular shift to digital forms of payment. In 2020, we:
•expanded “click to pay”, the activation of the EMV Secure Remote Commerce industry standard that enables a faster, more secure checkout experience across web and mobile sites, mobile apps and connected devices. This checkout experience is designed to provide consumers the same convenience and security in a digital environment that they have when paying in a store, make it easier for merchants to implement secure digital payments and provide issuers with improved fraud detection and prevention capability.
•continued our focus on contactless payments technology to help deliver a simple and intuitive way to pay, as well as health and safety benefits when consumers are looking for low-touch options. These efforts include raising contactless purchase limits in virtually all geographies.
•announced a suite of frictionless solutions in various markets designed to deliver low-touch high engagement experiences for retailers and the consumer. For example, our Shop Anywhere platform enables merchants to create simple, personalized shopping experiences in store, offering consumers no wait, no checkout lines and a secure way to pay.
•expanded our Digital First Card Program to each of our regions to provide our customers with foundational guidelines that will enable them to offer their cardholders a fully digital payment experience with an optional physical card. This solution enables our customers to meet cardholder expectations of immediacy, safety, and convenience, including during card application, authentication and instant card access, making secure purchases (whether contactless in-store, in-app, or via the web), and managing alerts, controls, and benefits.
14 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS

Commercial and B2B
Building on our corporate T&E, fleet, purchasing card and small business capabilities, we have been increasingly focused on developing solutions to address other ways that businesses move money. In 2020, we:
•added account-to-account payment functionality to Mastercard Track BPS, our open-loop commercial service platform built to simplify and automate payments between suppliers and buyers. With this launch, businesses in the United States can now have a similar experience within this service for account-to-account payments as they do for card payments - exchanging data with greater efficiency and facilitating payments across multiple payment rails including real-time and batch ACH payments.
•launched Digital Doors, a dedicated program to help small businesses successfully adapt to the changing needs of their customers by establishing and protecting an online presence, including accepting digital payments. We have also created a free Small Business Digital Readiness Diagnostic to identify the first steps needed in this transition.

New Payment Products and Open Banking
In order to help grow our business and offer more electronic payment options to consumers, businesses and governments, Mastercard has developed and enhanced solutions beyond the principal switching capabilities available on our core network. We believe this will allow us to capture more payment flows, including B2B, P2P, B2C and government disbursements. In 2020, we:
•continued to expand our support of real-time payments globally, including being selected to build and operate a new real-time clearing and settlement platform in Canada and partnering with the Saudi Arabian Monetary Authority to enable instant account-to-account payments in the country for the first time. These developments build on other recent achievements, including our selection to enhance the InstaPay real-time retail payment system in the Philippines (including operating the infrastructure for and providing anti-money laundering tools to the its national clearing switch). As of December 31, 2020, we either operated or were implementing real-time payments infrastructure in 12 of the top 50 markets as measured by GDP.
•positioned ourselves to add to our real-time payments solutions, including our pending acquisition of the majority of the Corporate Services business of Nets Denmark A/S. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of the business.
•strengthened Mastercard’s open-banking platform with our acquisition of Finicity, a leading North American provider of real-time access to financial data and insights. The acquisition enables a greater choice of financial services, reinforcing our long-standing partnerships with and commitment to financial institutions and fintechs across the globe. This acquisition also enables us to expand our capabilities across North America and globally, and in particular accelerate the adoption of Finicity’s services in North America. Together with Finicity, we will be able to focus on serving the needs of the lending market, including through helping to streamline loan application processes and improve credit decisioning, thereby helping to drive further financial inclusion.
•further extended Mastercard Cross-Border Services to customers, including financial institutions and fintechs, in every region across the globe. These services enable a wide range of payment flows and use cases, including trade, remittances and disbursements. These flows are enabled via a distribution network that continues to evolve across multiple channels, including account, card, and wallets. In particular, these services have enabled inbound B2B payments into China.
•extended our blockchain initiatives, providing additional transparency and efficiencies to the cross-border B2B payments space and proof of provenance - innovative, secure solutions across the global supply chain.

Value-Added Products and Services
We provide products and services including cyber and intelligence, loyalty, processing, data analytics and consulting that meet evolving requirements and the expectations of our stakeholders. We recently:
•extended our investments in Artificial Intelligence (“AI”) by:
◦launching Mastercard ThreatScan, an AI-powered solution that helps banks proactively identify potential vulnerabilities in their authorization systems. The service works alongside an issuer’s existing fraud tools, imitating known criminal transaction behavior to identify potential weaknesses and prompt action before fraud potentially occurs.

MASTERCARD 2020 FORM 10-K 15

PART I
ITEM 1. BUSINESS
◦scaling Decision Intelligence™, our fraud scoring technology, to score billions of transactions in real time every day while increasing approvals and reducing false declines.
•scaled digital services in our Loyalty and Engagement capabilities to support customers in their response to the accelerated demand of digital services from consumers during the pandemic. This scaling includes additional capabilities for real-time promotions and cash back offers, digital acquisition, digital training and online offers to bring a full suite of digital loyalty and marketing solutions to merchants and financial institutions.
•enhanced the services we are able to offer to customers based on account-to-account flows, including data insights we are providing U.K. and U.S. customers to help them with anti-money laundering compliance and identification and prevention of other financial crimes.
•launched Recovery Insights, a set of data, tech and research tools that can help airlines, restaurants, consumer packaged goods companies, banks, governments and others navigate the rise in e-commerce, fine-tune operations, and prioritize investments.

Key Initiatives
•In light of the digital inequality gaps being exacerbated by COVID-19, we have expanded our worldwide commitment to financial inclusion, pledging to bring a total of 1 billion people and 50 million micro and small businesses into the digital economy by 2025. As part of this effort, we are focused on providing 25 million women entrepreneurs with solutions that can help them grow their businesses.
•Engaged with several hundred national and local governments around the world to support their efforts to respond to the pandemic crisis, including facilitating electronic disbursements of vital benefits and providing access to data-driven insights in order to assess the impact of COVID-19 on their communities and optimize their recovery plans.
•We have committed $250 million in financial, technology, product and insight assets over the next five years to support the financial security and vitality of small businesses and their workers, including supporting the transition of low-income entrepreneurs to digital banking and helping small businesses access federal relief.
•We began to implement our “In Solidarity” initiative, which focuses on people, market and society to harness our culture of decency and build on our efforts to advance inclusion and equality.
•We launched the Priceless Planet Coalition, a platform to unite corporate sustainability efforts and make meaningful investments to preserve the environment. Together with partners who share a commitment to doing well by doing good, the coalition is pledging to plant 100 million trees over five years.
•We announced the expansion of Start Path, our startup engagement program, adding new seed businesses and more technology partners. Through this program, we provide entrepreneurs access to expert engineers and specialists that can help them deploy new services quickly and efficiently and help them grow their businesses and scale sustainably.
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
Intellectual Property
We own a number of valuable trademarks that are essential to our business, including Mastercard, Maestro and Cirrus, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by us to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks on a royalty-free basis in connection with our customers’ issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payment solutions, transaction processing, smart cards, contactless, mobile, biometrics, AI, security systems, blockchain and other technologies, which are important to our business operations. These patents expire at varying times depending on the jurisdiction and filing date.
16 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
Competition
We face competition in all categories of payment, including:
•cash and checks
•card-based payments, including credit, charge, debit, ATM and prepaid products, as well as limited-use products such as private label
•contactless, mobile and e-commerce payments, as well as cryptocurrency
•other electronic payments, including ACH payments and wire transfers
We face a number of competitors both within and outside of the global payments industry:
•Cash, Check and Legacy ACH. Cash and checks continue to represent one of the most widely used forms of payment. However, an even larger share of payments on a U.S. dollar volume basis are made via legacy, or “slow,” ACH platforms.
•General Purpose Payment Networks. We compete worldwide with payment networks such as Visa, American Express, JCB, China UnionPay and Discover, among others. Some competitors have more market share than we do in certain jurisdictions. Some also have different business models that may provide an advantage in pricing, regulatory compliance burdens or otherwise. Globally, financial institutions may issue both Mastercard and Visa-branded payment products, and we compete with Visa for business on the basis of individual portfolios or programs. In addition, a number of our customers issue American Express and/or Discover-branded payment cards in a manner consistent with a four-party system. We continue to face intense competitive pressure on the prices we charge our issuers and acquirers, and we seek to enter into business agreements with them through which we offer incentives and other support to issue and promote our payment products.
•Debit and Local Networks. We compete with ATM and point-of-sale debit networks in various countries. In addition, in many countries outside of the United States, local debit brands serve as the main domestic brands, while our brands are used mostly to enable cross-border transactions (typically representing a small portion of overall transaction volume). Certain jurisdictions have also created domestic card schemes focused mostly on debit. In addition, several governments are promoting, or considering promoting, local networks for domestic switching. See “Risk Factors” in Part I, Item 1A for a more detailed discussion of the risks related to payments system regulation and government actions that may prevent us from competing effectively.
•Real-time Account-based Payment Systems. We face competition in the real-time account-based payment space from other companies that provide infrastructure, applications and services to support these payment solutions.
•Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we face increasing competition from alternative payment systems and emerging payment providers. Many of these providers, who in many circumstances can also be our partners or customers, have developed payments systems focused on online activity in e-commerce and mobile channels (in some cases, expanding to other channels), and may process payments using in-house account transfers, real-time account-based payment networks or global or local networks. Examples include digital wallet providers (such as Paytm, PayPal, Alipay and Amazon), POS financing/buy now pay later providers (such as Klarna), mobile operator services, mobile phone-based money transfer and microfinancing services (such as mPesa), handset manufacturers and cryptocurrencies. We also compete with merchants and governments.
•Value-Added Products and Service Providers. We face competition from companies that provide alternatives to our value-added products and services, including information services and consulting firms that provide consulting services and insights to financial institutions, merchants and governments and technology companies that provide cyber and fraud solutions, as well as companies that compete against us as providers of loyalty and program management solutions. Regulatory initiatives could also lead to increased competition in this space.
Mastercard is a trusted intermediary in a complex system. Our competitive advantages include our:
•globally recognized brands
•highly adaptable global acceptance network built over more than 50 years which can reach a variety of parties enabling payments
•global payments network with world-class operating performance
•expertise in real-time account-based payments and open banking
•development and adoption of innovative products and digital solutions
•safety and security solutions embedded in our networks
•analytics insights and consulting services that help issuers and merchants optimize their payments and related businesses
•loyalty solutions that enhance the payments value proposition for issuers and merchants

MASTERCARD 2020 FORM 10-K 17

PART I
ITEM 1. BUSINESS
•ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments
•world class talent and culture, with a focus on inclusion and being a “force for good”
Government Regulation
General. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the many countries in which our integrated products and services are used. We are committed to comply with all applicable laws and regulations and implement policies, procedures and programs designed to promote compliance. We coordinate globally while acting locally and leverage our relationships to manage the effects of regulation on us. See “Risk Factors” in Part I, Item 1A for more detail and examples of the regulation to which we are subject.
Payments Oversight and Regulation. Central banks and other regulators in several jurisdictions around the world either have, or are seeking to establish, formal oversight over the payments industry, as well as authority to regulate certain aspects of the payment systems in their countries. Such authority has resulted in regulation of various aspects of our business. In the European Union, Mastercard is subject to systemic importance regulation, which includes various requirements we must meet, including obligations related to governance and risk management. In the U.K., the Bank of England designated Vocalink, our real-time account-based payment network platform, to be a “specified service provider”, which includes supervisions and examination requirements. In addition, European Union legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switching activities and other processing in terms of how we go to market, make decisions and organize our structure.
Interchange Fees. Interchange fees that support the function and value of four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world via legislation to regulate interchange fees, competition-related regulatory proceedings, central bank regulation and litigation. Examples include statutes in the United States that cap debit interchange for certain regulated activities, our settlement with the European Commission resolving its investigation into our interregional interchange fees and the European Union legislation capping consumer credit and debit interchange fees on payments issued and acquired within the European Economic Area (the “EEA”). For more detail, see “Risk Factors - Other Regulation” in Part I, Item 1A and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
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
Anti-Money Laundering, Counter Financing of Terrorism, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and counter-financing of terrorism (“CFT”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”). We have implemented a comprehensive AML/CFT program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payment network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and the U.S. sanctions programs, including requiring the screening of account holders and merchants, respectively, against OFAC sanctions lists (including the SDN List). Iran and Syria have been identified by the U.S. State Department as terrorist-sponsoring states, and we have no offices, subsidiaries or affiliated entities located in these countries and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
Financial Sector Oversight. We are or may be subject to regulations related to our role in the financial industry and our relationship with our financial institution customers. In addition, we are or may be subject to regulation by a number of agencies charged with
18 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1. BUSINESS
oversight of, among other things, consumer protection, financial and banking matters. The regulators have supervisory and independent examination authority as well as enforcement authority that we may be subject to because of the services we provide to financial institutions that issue and acquire our products.
Issuer Practice Legislation and Regulation. Our customers are subject to numerous regulations and investigations applicable to banks, financial institutions and others in their capacity as issuers and otherwise, impacting us as a consequence. Additionally, regulations such as the revised Payment Services Directive (commonly referred to as “PSD2”) in the EEA require financial institutions to provide third-party payment-processors access to consumer payment accounts, enabling them to route transactions away from Mastercard products and provide payment initiation and account information services directly to consumers who use our products. PSD2 also requires a new standard for authentication of transactions, which necessitates additional verification information from consumers to complete transactions. This may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience under the new standards.
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
Privacy, Data and Information Security. Aspects of our operations or business are subject to increasingly complex privacy and data protection laws in the United States, the European Union and elsewhere around the world. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. In the European Union, we are subject to the General Data Protection Regulation (the “GDPR”), which requires a comprehensive privacy and data protection program to protect the personal and sensitive data of EEA residents. A number of regulators and policymakers around the globe are using the GDPR as a reference to adopt new or updated privacy and data protection laws, including in the U.S. (California), Argentina, Brazil, Canada, Chile, India, Indonesia and Kenya. Some jurisdictions, such as India, are currently considering adopting or have adopted “data localization” requirements, which mandate the collection, processing, and/or storage of data within their borders. We believe that various forms of data localization requirements are under consideration in other countries and jurisdictions, including the European Union. Due to increasing data collection and data flows, numerous data breaches and security incidents as well as the use of emerging technologies such as artificial intelligence, regulations in this area are constantly evolving with regulatory and legislative authorities in numerous parts of the world adopting proposals to regulate data and protect information. In addition, the interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux, thus requiring constant monitoring for compliance.
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

MASTERCARD 2020 FORM 10-K 19

PART I
ITEM 1A. RISK FACTORS
Item 1A. Risk factors

RISK HIGHLIGHTS

Legal and Regulatory	Business and Operations

Payments Industry Regulation	COVID-19	Global Economic and Political Environment

Preferential or Protective Government Actions	Competition and Technology	Brand and Reputational Impact

Privacy, Data and Security	Information Security and Service Disruptions	Talent and Culture

Other Regulation	Stakeholder Relationships	Acquisitions

Litigation	Settlement and Third-Party Obligations

Class A Common Stock and Governance Structure

Legal and Regulatory
Payments Industry Regulation
Global regulatory and legislative activity directly related to the payments industry may have a material adverse impact on our overall business and results of operations.
Regulators increasingly seek to regulate certain aspects of payments systems such as ours, or establish or expand their authority to do so. Many jurisdictions have enacted such regulations, establishing, and potentially further expanding, obligations or restrictions with respect to the types of products and services that we may offer, the countries in which our integrated products and services may be used, the way we structure and operate our business and the types of consumers and merchants who can obtain or accept our products or services. New regulations and oversight could also relate to our clearing and settlement activities (including risk management policies and procedures, collateral requirements, participant default policies and procedures, the ability to complete timely switching of financial transactions, and capital and financial resource requirements). Several jurisdictions have also inquired about the network fees we charge to our customers (typically as part of broader market reviews of retail payments). In addition, several central banks or similar regulatory bodies around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry. In some cases, we have been designated as a “systemically important payment system”, and other regulators may consider designating us as systemically important or in a similar category resulting in heightened regulatory oversight. These obligations, designations and restrictions may further expand and could conflict with each other as more jurisdictions impose oversight of payment systems. Moreover, as regulators around the world increasingly look to replicate similar regulation of payments and other industries, efforts in any one jurisdiction may influence approaches in other jurisdictions. Similarly, new initiatives within a jurisdiction involving one product may lead to regulation of similar or related products (for example, debit regulations could lead to regulation of credit products). As a result, the risks to our business created by any one new law or regulation are magnified by the potential it has to be replicated in other jurisdictions or involve other products within any particular jurisdiction.
Increased regulation and oversight of payment systems may result in costly compliance burdens or otherwise increase our costs. As a result, issuers and acquirers could be less willing to participate in our payments system, reduce the benefits offered in connection with the use of our products (making our products less desirable to consumers), reduce the volume of domestic and cross-border transactions or other operational metrics, disintermediate us, impact our profitability and limit our ability to innovate or offer differentiated products and services, all of which could materially and adversely impact our financial performance. In addition, any regulation that is enacted related to the type and level of network fees we charge our customers could also materially and adversely
20 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
impact our results of operations. Regulators could also require us to obtain prior approval for changes to our system rules, procedures or operations, or could require customization with regard to such changes, which could negatively impact us. Such changes could lead to new or different criteria for participation in and access to our payments system by financial institutions or other customers. Moreover, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions, civil damages or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our brand and reputation.
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
If issuers cannot collect or we are forced to reduce interchange rates, issuers may be less willing to participate in our four-party payments system, or may reduce the benefits offered in connection with the use of our products, reducing the attractiveness of our products to consumers. In particular, changes to interregional interchange fees as a result of the resolution of the European Commission’s investigation could impact our cross-border transaction activity disproportionately versus competitors that are not subject to similar reductions. These and other impacts could lower transaction volumes, and/or make proprietary three-party networks or other forms of payment more attractive. Issuers could reduce the benefits associated with our products or choose to charge higher fees to consumers to attempt to recoup a portion of the costs incurred for their services. In addition, issuers could seek a fee reduction from us to decrease the expense of their payment programs, particularly if regulation has a disproportionate impact on us as compared to our competitors in terms of the fees we can charge. This could make our products less desirable to consumers, reduce the volume of transactions and our profitability, and limit our ability to innovate or offer differentiated products.
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
Governments in some countries have acted, or in the future may act, to provide resources, preferential treatment or other protection to selected national payment and switching providers, or have created, or may in the future create, their own national provider. This action may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies, and may prevent us from competing effectively against those providers. For example:
•Governments in some countries have implemented, or may implement, regulatory requirements that mandate switching of domestic payments either entirely in that country or by only domestic companies.

MASTERCARD 2020 FORM 10-K 21

PART I
ITEM 1A. RISK FACTORS
•Some jurisdictions are considering requirements to collect, process and/or store data within their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications.
•Geopolitical events and resulting OFAC sanctions, adverse trade policies or other types of government actions could lead jurisdictions affected by those sanctions to take actions in response that could adversely affect our business.
•Regional groups of countries are considering, or may consider, efforts to restrict our participation in the switching of regional transactions.
Such developments prevent us from utilizing our global switching capabilities for domestic or regional customers. Our inability to effect change in, or work with, these jurisdictions could adversely affect our ability to maintain or increase our revenues and extend our global brand.
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
We are subject to increasingly complex regulations related to privacy, data and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop integrated and personalized products and services to meet the needs of a changing marketplace, as well as acquire new companies, we have expanded our information profile through the collection of additional data from additional sources and across multiple channels. This expansion has amplified the impact of these regulations on our business. Regulation of privacy and data and information security often times require monitoring of and changes to our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information, as well as increased care in our data management, governance and quality practices. While we make every effort to comply with all regulatory requirements and we deploy a privacy-by-design and data-by-design approach to all of our product development, the speed and pace of change may not allow us to meet rapidly evolving expectations. We are also subject to enhanced compliance and operational requirements in the European Union, and policymakers around the globe are using these requirements as a reference to adopt new or updated privacy laws that could result in similar or stricter requirements in other jurisdictions. Some jurisdictions are also considering requirements to collect, process and/or store data within their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications. Other jurisdictions are considering adopting sector-specific regulations for the payments industry, including forced data sharing requirements or additional verification requirements that overlap or conflict with, or diverge from, general privacy rules. Failure to comply with these laws, regulations and requirements could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
New requirements or interpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and/or restrict our ability to leverage data for innovation. This could impact the products and services we offer and other aspects of our business, such as fraud monitoring, the need for improved data management, governance and quality practices, the development of information-based products and solutions, and technology operations. In addition, these requirements may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our payment products that they issue. Moreover, due to account data compromise events and privacy abuses by other companies, as well as the disclosure of monitoring activities by certain governmental agencies in combination with the use of artificial intelligence and new technologies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation and requirements and/or future enforcement. Those developments have also raised public attention on companies’ data practices and have changed consumer and societal expectations for enhanced privacy and data protection. Any of these developments could materially and adversely affect our overall business and results of operations.
In addition, fraudulent activity and increasing cyberattacks have encouraged legislative and regulatory intervention, which could damage our reputation and reduce the use and acceptance of our integrated products and services or increase our compliance costs. Criminals are using increasingly sophisticated methods to capture consumer personal information to engage in illegal activities such as counterfeiting or other fraud. As outsourcing and specialization become common in the payments industry, there are more third parties involved in processing transactions using our payment products. While we are taking measures to make card and digital payments more secure, increased fraud levels involving our integrated products and services, or misconduct or negligence by third parties switching or otherwise servicing our integrated products and services, could lead to legislative or regulatory intervention, such as enhanced security requirements and liabilities, as well as damage to our reputation.
22 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
We are subject to regulations that affect the payments industry in the many jurisdictions in which our integrated products and services are used. Many of our customers are also subject to regulations applicable to banks and other financial institutions that, at times, consequently affect us. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business - Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:
•Anti-Money Laundering, Counter Financing of Terrorism, Economic Sanctions and Anti-Corruption - We are subject to AML and CFT laws and regulations globally. Economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies, and persons and entities. We are also subject to anti-corruption laws and regulations globally, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage.
•Account-based Payment Systems - In the U.K., aspects of our Vocalink business are subject to the U.K. payment system oversight regime and are directly overseen by the Bank of England.
•Issuer Practice Legislation and Regulation - Certain regulations (such as PSD2 in the EEA) may impact various aspects of our business. For example, PSD2’s strong authentication requirement could increase the number of transactions that consumers abandon if we are unable to secure a frictionless authentication experience under the new standards. An increase in the rate of abandoned transactions could adversely impact our volumes or other operational metrics.
Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, or may otherwise impact the competitiveness of our products. Actions by regulators could influence other organizations around the world to enact or consider adopting similar measures, amplifying any potential compliance burden. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties. In particular, a violation and subsequent judgment or settlement against us, or those with whom we may be associated, under economic sanctions and AML, CFT, and anti-corruption laws could subject us to substantial monetary penalties, damages, and/or have a significant reputational impact. Each instance may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations, as well as have an impact on our reputation.
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

MASTERCARD 2020 FORM 10-K 23

PART I
ITEM 1A. RISK FACTORS
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
Business and Operations
COVID-19
The global COVID-19 pandemic and containment measures taken in response to it have adversely impacted our business, results of operations and financial condition, and may continue to do so depending on future developments, which are uncertain.
Global health concerns relating to the COVID-19 outbreak have impacted the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The outbreak resulted in governments in countries across the globe implementing measures to try to contain the virus, such as travel restrictions, social distancing, and restrictions on business operations which have impacted consumers and businesses. These measures have adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. While some of these measures have eased in certain jurisdictions, others have remained in place. The extent to which current measures are removed or new measures are put in place will depend how the pandemic evolves, as well as the progress of the global roll-out of vaccines.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and working in a remote environment), and we may take further actions as required by government authorities or that are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
The COVID-19 pandemic has adversely impacted our business, results of operations and financial condition. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. The extent to which COVID-19 further impacts our business, results of operations and financial condition will depend on future developments, which are uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business and our result of operations as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including cash and checks; electronic, mobile and e-commerce payment platforms; cryptocurrencies; ACH payment services; and other payments networks, which can have several competitive impacts on our business:
•Some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have.
•Our ability to compete may also be affected by the outcomes of litigation, competition-related regulatory proceedings, central bank activity and legislative activity.
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
If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against these threats. Our competitors may also introduce their own innovative programs and services that adversely impact our growth. Beyond our traditional competitors, we also compete against new entrants that have developed alternative payments systems, e-commerce payments systems and payments systems for mobile devices, as well as physical store locations. A number of these new entrants rely principally on the Internet to support their services and may enjoy lower costs than we do, which could put us at a competitive disadvantage. Our
24 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.
Disintermediation from stakeholders both within and outside of the payments value chain could harm our business.
As the payments industry continues to develop and change, we face disintermediation and related risks, including:
•Parties that process our transactions in certain countries may try to eliminate our position as an intermediary in the payment process. For example, merchants could switch (and in some cases are switching) transactions directly with issuers. Additionally, processors could process transactions directly between issuers and acquirers. Large scale consolidation within processors could result in these processors developing bilateral agreements or in some cases switching the entire transaction on their own network, thereby disintermediating us.
•Regulation (such as PSD2 in the EEA) may disintermediate issuers by enabling third-party providers opportunities to route payment transactions away from our network and products and towards other forms of payment by offering account information or payment initiation services directly to those who currently use our products. This may also allow these processors to commoditize the data that are included in the transactions. If our customers are disintermediated in their business, we could face diminished demand for our integrated products and services.
•Although we partner with fintechs and technology companies (such as digital players and mobile providers) that leverage our technology, platforms and networks to deliver their products, they could develop platforms or networks that disintermediate us from digital payments and impact our ability to compete in the digital economy. This risk is heightened when we have relationships with these entities where we share Mastercard data. While we share this data in a controlled manner subject to applicable anonymization and privacy and data standards, without proper oversight we could give the partner a competitive advantage.
•Competitors, customers, fintechs, technology companies, governments and other industry participants may develop products that compete with or replace value-added products and services we currently provide to support our switched transaction and payment offerings. These products could replace our own switching and payments offerings or could force us to change our pricing or practices for these offerings. In addition, governments that develop or encourage the creation of national payment platforms may promote their platforms in such a way that could put us at a competitive disadvantage in those markets, or require us to compete differently.
•Participants in the payments industry may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment products and services that compete with our products and services.
Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.
Continued intense pricing pressure may materially and adversely affect our overall business and results of operations.
In order to increase transaction volumes, enter new markets and expand our Mastercard-branded cards and enabled products and services, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. We continue to experience pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to switch additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our overall business and results of operations. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives.
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

MASTERCARD 2020 FORM 10-K 25

PART I
ITEM 1A. RISK FACTORS
Rapid and significant technological developments and changes could negatively impact our overall business and results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, which can impact our business in several ways:
•Technological changes, including continuing developments of technologies in the areas of smart cards and devices, contactless and mobile payments, e-commerce, cryptocurrency and block chain technology, machine learning and AI, could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. Moreover, these changes could result in new and innovative payment methods and products that could place us at a competitive disadvantage and that could reduce the use of our products.
•We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. The inability of these companies to keep pace with technological developments, or the acquisition of these companies by competitors, could negatively impact our offerings.
•Our ability to develop and adopt new services and technologies may be inhibited by industry-wide solutions and standards (such as those related to EMV, tokenization or other safety and security technologies), and by resistance from customers or merchants to such changes.
•Our ability to develop evolving systems and products may be inhibited by any difficulty we may experience in attracting and retaining technology experts.
•Our ability to adopt these technologies can also be inhibited by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from patent holders (for example, other operating companies or non-practicing entities) suggesting that we may be infringing certain patents or that we need to license the use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us or our customers or demand significant license fees.
•Our ability to develop new technologies and reflect technological changes in our payments offerings will require resources, which may result in additional expenses.
•We work with fintechs and technology companies (such as digital players and mobile providers) that use our technology to enhance payment safety and security and to deliver their payment-related products and services quickly and efficiently to consumers. Our inability to keep pace technologically could negatively impact the willingness of these customers to work with us, and could encourage them to use their own technology and compete against us.
•Regulatory or government requirements could require us to host and deliver certain products and services on-soil in certain markets, which would require us to alter our technology and delivery model, potentially resulting in additional expenses.
•Various central banks are experimenting with digital currencies called Central Bank Digital Currencies (CBDC). CBDCs may be launched with their own networks to transfer money between participants. Policy and design considerations that governments adopt could impact the extent of our role in facilitating CBDC-based payment transactions, potentially impacting the transactions that we may process over our network.
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
U.K. regulators have designated Vocalink, our real-time account-based payment network platform, to be a “specified service provider” and regulators in other countries may in the future expand their regulatory oversight of real-time account-based payment systems in similar ways. In addition, any prolonged service outage on this network could result in quickly escalating impacts, including potential intervention by the Bank of England and significant reputational risk to Vocalink and us. For a discussion of the regulatory risks related to our real-time account-based payment platform, see our risk factor in “Risk Factors - Payments Industry Regulation” in this Part I, Item 1A. Furthermore, the complexity of this payment technology requires careful management to address security vulnerabilities that are different from those faced on our core network. Operational difficulties, such as the temporary unavailability of our services or products, or security breaches on our real-time account-based payment network could cause a loss of business for these products and services, result in potential liability for us and adversely affect our reputation.
Working with new customers and end users as we expand our integrated products and services can present operational and onboarding challenges, be costly and result in reputational damage if the new products or services do not perform as intended.
The payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer and consumer needs. In order to remain competitive and meet the needs of the
26 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
payments markets, we are continually involved in diversifying our integrated products and services. These efforts carry the risks associated with any diversification initiative, including cost overruns, delays in delivery and performance problems. These projects also carry risks associated with working with different types of customers, for example organizations such as corporations that are not financial institutions and non-governmental organizations (“NGOs”), and end users other than those we have traditionally worked with. These differences may present new operational challenges in the development and implementation of our new products or services. These new customers are typically less regulated, and as a result, enhanced infrastructure and monitoring is required.
Our failure to deliver these integrated products and services could make our other integrated products and services less desirable to customers, or put us at a competitive disadvantage. In addition, if there is a delay in the implementation of our products or services or if our products or services do not perform as anticipated, or we are unable to adequately anticipate risks related to new types of customers, we could face additional regulatory scrutiny, fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as negatively impact our brand and reputation.
Information Security and Service Disruptions
Information security incidents or account data compromise events could disrupt our business, damage our reputation, increase our costs and cause losses.
Information security risks for payments and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information and identity theft. The advent of the global COVID-19 pandemic has resulted in a significant rise in these types of threats due to a significant portion of our workforce working from home in a mostly remote environment.
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

MASTERCARD 2020 FORM 10-K 27

PART I
ITEM 1A. RISK FACTORS
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
Our transaction switching systems and other offerings have experienced in limited instances and may continue to experience interruptions as a result of technology malfunctions, fire, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events. Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities and/or systems. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain a enterprise resiliency program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks, because of the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
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
28 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
While we work directly with many stakeholders in the payments system, including merchants, governments, fintechs and large digital companies and other technology companies, we are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their respective relationships with account holders and merchants to support our programs and services. Furthermore, we depend on our issuing partners and acquirers to continue to innovate to maintain competitiveness in the market. We do not issue cards or other payment devices, extend credit to account holders or determine the interest rates or other fees charged to account holders. Each issuer determines these and most other competitive payment program features. In addition, we do not establish the discount rate that merchants are charged for acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence, including economic conditions in global financial markets or their disintermediation by competitors or emerging technologies, as well as regulation. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk. See our risk factor in “Risk Factors - Settlement and Third-Party Obligations” in this Part I, Item 1A with respect to how we guarantee certain third-party obligations for further discussion.
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
Merchants are important constituents in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to continue to expand the acceptance of our integrated products and services. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope and influence. We believe that these merchants are having a significant impact on all participants in the global payments industry, including Mastercard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that Mastercard has been defending, including the U.S. merchant litigations. Some merchants are increasingly asking regulators to review and potentially regulate our own network fees, in addition to interchange. See our risk factor in “Risk Factors – Other Regulation” in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
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

MASTERCARD 2020 FORM 10-K 29

PART I
ITEM 1A. RISK FACTORS
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
As we increase our work with national, state and local governments, both indirectly through financial institutions and with them directly as our customers, we may face various risks inherent in associating or contracting directly with governments. These risks include, but are not limited to, the following:
•Governmental entities typically fund projects through appropriated monies. Changes in governmental priorities or other political developments, including disruptions in governmental operations, could impact approved funding and result in changes in the scope, or lead to the termination, of the arrangements or contracts we or financial institutions enter into with respect to our payment products and services.
•Our work with governments subjects us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation and subsequent judgment or settlement under these laws could subject us to substantial monetary penalties and damages and have a significant reputational impact.
•Working or contracting with governments, either directly or via our financial institution customers, can subject us to heightened reputational risks, including extensive scrutiny and publicity, as well as a potential association with the policies of a government as a result of a business arrangement with that government. Any negative publicity or negative association with a government entity, regardless of its accuracy, may adversely affect our reputation.
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
Adverse economic trends in key countries in which we operate may adversely affect our financial performance. Such impact may include, but is not limited to, the following:
•Customers mitigating their economic exposure by limiting the issuance of new Mastercard products and requesting greater incentive or greater cost stability from us
•Consumers and businesses lowering spending, which could impact domestic and cross-border spend
•Government intervention (including the effect of laws, regulations and/or government investments on or in our financial institution customers), as well as uncertainty due to changing political regimes in executive, legislative and/or judicial branches of government, that may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products
•Tightening of credit availability that could impact the ability of participating financial institutions to lend to us under the terms of our credit facility
Additionally, we switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity has, and may continue to be, adversely affected by world geopolitical, economic, health, weather and other conditions. These include COVID-19, as well as the threat of terrorism and separate outbreaks of flu, viruses and other diseases, as well as major environmental events (including those related to climate change). The uncertainty that could result from such events could decrease cross-border activity. Additionally, any regulation of interregional interchange fees could also negatively impact our cross-border activity. In each case, decreased cross-border activity could decrease the revenue we receive.
30 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
During 2020, approximately 67% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry. Our business may be affected by actions taken by our customers, merchants or other organizations that impact the perception of our brands or the payments industry in general. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers or other companies and organizations that use our products and services (including certain legally permissible but high risk merchant categories, such as alcohol, tobacco, fire-arms and adult content) may also, by association, impair our reputation, or result in greater public, regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands by disseminating rapidly and globally actual or perceived damaging information about us, our products or merchants or other end users who utilize our products. To the extent any of our published sustainability metrics are subsequently viewed as inaccurate or we are unable to execute on our sustainability initiatives, we may be viewed negatively by consumers, investors and other stakeholders concerned about these matters. Also, as we are headquartered in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business. Any of the above issues could have a material and adverse effect to our overall business.
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

MASTERCARD 2020 FORM 10-K 31

PART I
ITEM 1A. RISK FACTORS
Talent and Culture
We may not be able to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture, which could impact our ability to grow effectively.
Our performance largely depends on the talents and efforts of our employees, particularly our key personnel and senior management. We may be unable to retain or to attract highly qualified employees. The market for key personnel is highly competitive, particularly in technology and other skill areas significant to our business. Additionally, changes in immigration and work permit laws and visa regulations and related enforcement have made it difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could impair our ability to attract and retain qualified employees. Moreover, as a result of the global COVID-19 pandemic, a significant portion of our workforce is working in a mostly remote environment. This remote environment may continue after the pandemic due to potential resulting trends, and could impact the quality of our corporate culture. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, or to maintain a corporate culture that fosters innovation, creativity and teamwork could harm our overall business and results of operations.
We rely on key personnel to lead with integrity and decency. To the extent our leaders behave in a manner that is not consistent with our values, we could experience significant impact to our brand and reputation, as well as to our corporate culture.
Acquisitions
Acquisitions, strategic investments or entry into new businesses could be impacted by regulatory scrutiny, and if successful, could disrupt our business and harm our results of operations or reputation.
As we continue to evaluate our strategic acquisitions of, or acquiring interests in joint ventures or other entities related to, complementary businesses, products or technologies, we face increasing regulatory scrutiny with respect to antitrust and other considerations. Such scrutiny could prevent us from successfully completing such acquisitions in the future.
To the extent we do make these acquisitions, we may not be able to successfully partner with or integrate them, despite original intentions and focused efforts. In addition, such an integration may divert management’s time and resources from our core business and disrupt our operations. Moreover, we may spend time and money on acquisitions or projects that do not meet our expectations or increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. Furthermore, we may not be able to successfully finance the business following the acquisition as a result of costs of operations, including any litigation risk which may be inherited from the acquisition.
Any acquisition or entry into a new business could subject us to new regulations, both directly as a result of the new business as well as in the other existing parts of our business, with which we would need to comply. This compliance could increase our costs, and we could be subject to liability or reputational harm to the extent we cannot meet any such compliance requirements. Our expansion into new businesses could also result in unanticipated issues which may be difficult to manage.
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
Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could be considered anti-takeover provisions, including provisions that could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. In addition:
•our stockholders are not entitled to the right to cumulate votes in the election of directors
•our stockholders are not entitled to act by written consent
•a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required for stockholders to amend any provision of our bylaws
•any representative of a competitor of Mastercard or of Mastercard Foundation is disqualified from service on our board of directors
32 MASTERCARD 2020 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Mastercard Foundation’s substantial stock ownership, and restrictions on its sales, may impact corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of February 9, 2021, Mastercard Foundation owned 108,210,635 shares of Class A common stock, representing approximately 11.0% of our general voting power. Mastercard Foundation may not sell or otherwise transfer its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted and have occurred. Mastercard Foundation is permitted to sell all of its remaining shares after May 1, 2027, subject to certain conditions. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because Mastercard Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Item 1B. Unresolved staff comments
Not applicable.
Item 2. Properties
We own our corporate headquarters, located in Purchase, New York, and our principal technology and operations center, located in O’Fallon, Missouri. As of December 31, 2020, Mastercard and its subsidiaries owned or leased commercial properties throughout the U.S. and other countries around the world, consisting of corporate and regional offices, as well as our operations centers.
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
Item 4. Mine Safety Disclosures
Not applicable.

MASTERCARD 2020 FORM 10-K 33

PART I
EXECUTIVE OFFICERS
Information about our executive officers
(as of February 12, 2021)

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Ajay Banga Executive Chairman since January 2021	61	Chief Executive Officer (2020) President and Chief Executive Officer (2010-2020) President and COO (2009-2010)
Several executive positions at Citigroup, including CEO, Asia Pacific region and Chairman and CEO, International Global Consumer Group
Previous senior leadership experience at Nestlé India and PepsiCo in roles of increasing responsibility

Ajay Bhalla President, Cyber and Intelligence Solutions since November 2018	55
President, Enterprise Security Solutions (2014-2018)
President, Digital Gateway Services (2011-2013)
President, South Asia and Southeast Asia (2008-2011)
Various senior leadership positions, including President, Southeast Asia; Country Manager, Singapore and Head of Marketing, Southeast Asia; Vice President
			Various leadership positions at HSBC and Xerox Corporation
Ann Cairns Vice Chairman since June 2018	64	President, International (2011-2018)	Managing director, Alvarez & Marsal CEO, ABN AMRO Senior corporate and investment banking roles at Citigroup
Gilberto Caldart President, International since June 2018	61	President, Latin America and Caribbean region (2013-2018) Division President, South Latin America/Brazil (2008-2013)	Various leadership positions at Citigroup, including Country Business Manager, Brazil
Michael Fraccaro Chief People Officer since July 2016	55	Executive Vice President, Human Resources, Global Products and Solutions (2014-2016) Senior Vice President, Human Resources, Global Products and Solutions (2012-2014)	Various executive-level human resources positions at HSBC Group, Hong Kong (2000-2012) Various senior human resources positions in banking and financial services in Australia and the Middle East
Michael Froman Vice Chairman and President, Strategic Growth since April 2018	58	Mr. Froman joined the Company in 2018 in his current role
U.S. Trade Representative in the Executive Office of President Obama (2013-2017)
Assistant to the President and Deputy National Security Advisor for International Economic Policy (2009-2013)
Various senior leadership positions at Citigroup, including CEO, CitiInsurance and COO of Citigroup’s alternative investments business

34 MASTERCARD 2020 FORM 10-K

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Linda Kirkpatrick President, North America since January 2021	44
President, U.S. Issuers (2020)
Executive Vice President, Merchants and Acceptance (2016-2020)
Senior Vice President, Core Merchants (2013-2016)
Senior Vice President, Franchise Development (2011-2013)
Vice President, U.S. Region (2008-2011)
Vice President, Investor Relations

Edward McLaughlin President, Operations and Technology since May 2017	55
Chief Information Officer (2016-2017)
Chief Emerging Payments Officer (2010-2015)
Various senior leadership roles, including Chief Franchise Development Officer and Senior Vice President, Bill Payment and Healthcare
			Group Vice President, Product and Strategy, Metavante Corporation Co-Founder and CEO, Paytrust, Inc.
Sachin Mehra Chief Financial Officer since April 2019	50
Chief Financial Operations Officer (2018-2019)
Executive Vice President, Commercial Products (2015-2018)
Executive Vice President and Business Financial Officer, North America (2013-2015)
Corporate Treasurer (2010-2013)
			Various senior positions at Hess Corporation, including Vice President and Treasurer Various senior treasury and finance positions, General Motors Corporation and GMAC
Michael Miebach President and Chief Executive Officer since January 2021	53	President (2020) Chief Product Officer (2016-2020) President, Middle East and Africa (2010-2015)	Managing Director, Middle East and North Africa and Managing Director, Sub-Saharan Africa, Barclays Bank PLC Various executive positions at Citigroup in Germany, Austria, U.K. and Turkey
Tim Murphy General Counsel since April 2014	53
Chief Product Officer (2009-2014)
Various senior leadership roles, including President, U.S. Region; Executive Vice President, Customer Business Planning and Analysis; and Senior Vice President and Associate General Counsel
			Associate, Cleary, Gottlieb, Steen and Hamilton, New York and London
Raja Rajamannar Chief Marketing and Communications Officer and President, Healthcare since January 2016	59	Chief Marketing Officer (2013-2015)
Executive Vice President-Senior Business and Chief Transformation Officer, Anthem (formerly, WellPoint, Inc.) (2012- 2013)
Senior Vice President and Chief Innovation and Marketing Officer, Humana Inc. (2009-2012)
Various management positions at Citigroup, including Executive Vice President and Chief Marketing Officer-Citi Global Cards

MASTERCARD 2020 FORM 10-K 35

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Raj Seshadri President, Data and Services since January 2020	55	President, U.S. Issuers (2016-2019)
Managing Director, Head of iShares U.S. Wealth Advisory business, BlackRock (2014-2016)
Managing Director, Global Marketing Officer of iShares, BlackRock, Inc. (2012-2014)
Various leadership positions at Citigroup, U.S. Trust Company and McKinsey & Company, Inc.

Kevin Stanton Chief Transformation Officer since January 2020	59
Chief Services Officer (2018-2019)
President, Mastercard Advisors (2010-2017)
Various senior leadership roles, including President, Canada; Senior Vice President, Strategy and Market Development; and Vice President, Senior Counsel and North America Region Counsel
			Vice President, Counsel, Shawmut National Corporation
Craig Vosburg Chief Product Officer since January 2021	53
President, North America (2016-2020)
Chief Product Officer (2014-2015)
Executive Vice President, U.S. Market Development (2010-2014)
Various senior leadership roles, including Head of Mastercard Advisors, U.S. and Canada and Head of Mastercard Advisors, Southeast Asia, Greater China and South Asia/Middle East/Africa

			Senior member-financial services practice, Bain & Company and A.T. Kearney Vice president, CoreStates Financial Corporation

36 MASTERCARD 2020 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. At February 9, 2021, we had 73 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.
There is currently no established public trading market for our Class B common stock. There were approximately 257 holders of record of our non-voting Class B common stock as of February 9, 2021, constituting approximately 0.8% of our total outstanding equity.
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of Mastercard’s Class A common stock, the S&P 500 and the S&P 500 Financials for the five-year period ended December 31, 2020. The graph assumes a $100 investment in our Class A common stock and both of the indices and the reinvestment of dividends. Mastercard’s Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
Comparison of cumulative five-year total return
Total returns to stockholders for each of the years presented were as follows:

	Base period	Indexed Returns
		For the Years Ended December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Mastercard	$100.00	$106.91	$157.88	$197.86	$314.91	$378.44
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Financials	100.00	122.80	150.04	130.49	172.41	169.49

38 MASTERCARD 2020 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF
Dividend Declaration and Policy
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on February 9, 2021 to holders of record on January 8, 2021 of our Class A common stock and Class B common stock. On February 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on May 7, 2021 to holders of record on April 9, 2021 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
During the fourth quarter of 2020, we repurchased a total of approximately 3.1 million shares for $1.03 billion at an average price of $330.34 per share of Class A common stock. See Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	1,552,273	$335.39	1,552,273	$4,340,730,451
November 1 – 30	779,892	314.13	779,892	4,095,745,017
December 1 – 31	785,846	336.44	785,846	9,831,351,292
Total	3,118,011	330.34	3,118,011
1Dollar value of shares that may yet be purchased under the share repurchase programs are as of the end of each period presented.

MASTERCARD 2020 FORM 10-K 39

PART II
ITEM 6. SELECTED FINANCIAL DATA
Item 6. Selected financial data
The statement of operations data and the cash dividends declared per share for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data as of December 31, 2020 and 2019, are presented in the audited consolidated financial statements of Mastercard Incorporated included in Part II, Item 8. The statement of operations data and the cash dividends declared per share for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016, are not included in this Report, and are provided in Part II, Item 8 of our Annual Reports on Form 10-K for the years ended December 31, 2018, 2017 and 2016.

40 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International”) (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. For discussion related to the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Business Overview
Mastercard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known brands, including Mastercard®, Maestro® and Cirrus®. We operate a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through our unique and proprietary global payments network, which we refer to as our core network, we switch (authorize, clear and settle) payment transactions and deliver related products and services. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). We also provide integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs, processing and open banking. Our payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
A typical transaction on our core network involves four participants in addition to us: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
COVID-19
The coronavirus (“COVID-19”) pandemic has spread rapidly across the globe and has had significant negative effects on the global economy. This outbreak has affected business activity, adversely impacting consumers, our customers, suppliers and business partners, as well as our workforce. We continue to monitor the effects of the pandemic and actions taken by governments as they relate to travel restrictions, social distancing measures and restrictions on business operations, as well as the continued impact of these actions on consumers and businesses. While some of these measures have eased in certain jurisdictions, others have remained in place. The extent to which current measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the progress of the global roll-out of vaccines.
The COVID-19 outbreak affected our 2020 performance, during which we noted unfavorable trends compared to historical periods. The following table provides a summary of trends in our key metrics for 2020 as compared to the respective periods in 2019:

	Quarter ended				Year ended December 31
	March 31	June 30	September 30	December 31
	Increase/(Decrease)
Gross dollar volume (local currency basis)	8%	(10)%	1%	1%	—%
Cross-border volume (local currency basis)	(1)%	(45)%	(36)%	(29)%	(29)%
Switched transactions	13%	(10)%	5%	4%	3%
The impact of this outbreak started in the first quarter of 2020 as we experienced declines in our key metrics compared to historical periods, primarily due to travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe. Our key metrics continued to be impacted throughout 2020 as follows:
•Gross dollar volumes were flat in 2020 as compared to 2019, recovering gradually in the second half of the year from a decline during the second quarter in part due to the global relaxation of both restrictions on business operations and social distancing measures.

MASTERCARD 2020 FORM 10-K 41

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Cross-border volumes were negatively impacted by the pandemic during 2020 due to a significant decrease in global travel as a result of compliance with travel restrictions and quarantine requirements. While cross-border volumes are still lower compared to prior year periods, these volumes have improved throughout the second half of 2020.
•Switched transactions were negatively impacted by the pandemic primarily in the second quarter. Subsequently, switched transactions improved during the third quarter in part due to the global relaxation of both restrictions on business operations and social distancing measures. During the fourth quarter, switched transactions growth slowed slightly as compared to the third quarter.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, including the duration of the pandemic and its impact on the global economy, which are uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Year ended December 31,			2020 Increase/ (Decrease)	2019 Increase/ (Decrease)
	2020	2019	2018
	($ in millions, except per share data)
Net revenue	$15,301	$16,883	$14,950	(9)%	13%
Operating expenses	$7,220	$7,219	$7,668	—%	(6)%
Operating income	$8,081	$9,664	$7,282	(16)%	33%
Operating margin	52.8%	57.2%	48.7%	(4.4) ppt	8.5 ppt
Income tax expense	$1,349	$1,613	$1,345	(16)%	20%
Effective income tax rate	17.4%	16.6%	18.7%	0.8 ppt	(2.1) ppt
Net income	$6,411	$8,118	$5,859	(21)%	39%
Diluted earnings per share	$6.37	$7.94	$5.60	(20)%	42%
Diluted weighted-average shares outstanding	1,006	1,022	1,047	(2)%	(2)%
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Year ended December 31,			2020 Increase/(Decrease)		2019 Increase/(Decrease)
	2020	2019	2018	As adjusted	Currency-neutral	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$15,301	$16,883	$14,950	(9)%	(8)%	13%	16%
Adjusted operating expenses	$7,147	$7,219	$6,540	(1)%	(1)%	10%	12%
Adjusted operating margin	53.3%	57.2%	56.2%	(4.0) ppt	(3.7) ppt	1.0 ppt	1.3 ppt
Adjusted effective income tax rate	17.2%	17.0%	18.5%	0.2 ppt	0.3 ppt	(1.5) ppt	(1.3) ppt
Adjusted net income	$6,463	$7,937	$6,792	(19)%	(17)%	17%	20%
Adjusted diluted earnings per share	$6.43	$7.77	$6.49	(17)%	(16)%	20%	23%
Note: Tables may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

42 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for 2020 as compared to 2019 were as follows:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Net revenue decreased 8% on a currency-neutral basis due to COVID-19 impacts, and includes a 1 percentage point benefit from acquisitions. Gross dollar volume was flat on a local currency basis. The primary drivers of net revenue were:
down 9%	down 8%
- Cross-border volume decline of 29% on a local currency basis
- Rebates and incentives growth of 3%, or 4% on a currency-neutral basis
These decreases to net revenue were partially offset by:
- Switched transactions growth of 3%
- Other revenues growth of 14%, or 15% on a currency-neutral basis, which includes 3 percentage points of growth due to acquisitions

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)	Adjusted operating expense decreased 1% on a currency-neutral basis, which included a 4 percentage point increase due to acquisitions. Excluding acquisitions, expenses declined 5 percentage points primarily due to reduced spending on advertising and marketing, travel and professional fees, partially offset by higher personnel and data processing costs to support continued investment in our strategic initiatives.
flat	down 1%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP (currency-neutral)	Adjusted effective income tax rate of 17.2% was higher than prior year primarily due to a discrete tax benefit related to a favorable court ruling in 2019.
17.4%	17.2%
Other 2020 financial highlights were as follows:
•We generated net cash flows from operations of $7.2 billion.
•We completed the acquisitions of businesses for total consideration of $1.1 billion.
•We repurchased 14.3 million shares of our common stock for $4.5 billion and paid dividends of $1.6 billion.
•We completed debt offerings for an aggregate principal amount of $4.0 billion.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). Starting in 2019, our non-GAAP financial measures also exclude the impact of gains and losses on our equity investments which primarily includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition and the related tax impacts. The 2018 amounts were not restated, as the impact of the change was immaterial in relation to our non-GAAP results. Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•During 2020 and 2019, we recorded net gains of $30 million ($15 million after tax, or $0.01 per diluted share) and $167 million ($124 million after tax, or $0.12 per diluted share), respectively. The net gains were primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

MASTERCARD 2020 FORM 10-K 43

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•During 2020, we recorded pre-tax charges of $73 million ($67 million after tax, or $0.07 per diluted share) related to litigation provisions which included pre-tax charges of:
◦$45 million related to an ongoing confidential legal matter associated with our prepaid cards in the U.K., and
◦$28 million related to estimated attorneys’ fees and litigation settlements with U.K. and Pan-European merchants.
•During 2018, we recorded pre-tax charges of $1,128 million ($1,008 million after tax, or $0.96 per diluted share) related to litigation provisions which included pre-tax charges of:
◦$654 million related to a fine issued by the European Commission,
◦$237 million related to both the U.S. merchant class litigation and the filed and anticipated opt-out U.S. merchant cases, and
◦$237 million related to litigation settlements with U.K. and Pan-European merchants.
Tax act
•During 2019, we recorded a $57 million net tax benefit ($0.06 per diluted share), which included a $30 million benefit related to a reduction to the 2017 one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”) resulting from final tax regulations issued in 2019 and a $27 million benefit related to additional foreign tax credits which can be carried back under transition rules.
•During 2018, we recorded a $75 million net tax benefit ($0.07 per diluted share), which included a $90 million benefit related to the carryback of foreign tax credits due to transition rules, offset by a net $15 million expense primarily related to an increase to our Transition Tax.
See Note 7 (Investments), Note 20 (Income Taxes) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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

44 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Year ended December 31, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,220	52.8%	$(321)	17.4%	$6,411	$6.37
(Gains) losses on equity investments	**	**	(30)	(0.1)%	(15)	(0.01)
Litigation provisions	(73)	0.5%	**	(0.1)%	67	0.07
Non-GAAP	$7,147	53.3%	$(351)	17.2%	$6,463	$6.43

	Year ended December 31, 2019
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,219	57.2%	$67	16.6%	$8,118	$7.94
(Gains) losses on equity investments	**	**	(167)	(0.2)%	(124)	(0.12)
Tax act	**	**	**	0.6%	(57)	(0.06)
Non-GAAP	$7,219	57.2%	$(100)	17.0%	$7,937	$7.77

	Year ended December 31, 2018
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,668	48.7%	$(78)	18.7%	$5,859	5.60
Ligitation provisions	(1,128)	7.5%	**	(1.1)%	1,008	0.96
Tax act	**	**	**	0.9%	(75)	(0.07)
Non-GAAP	$6,540	56.2%	$(78)	18.5%	$6,792	$6.49
Note: Tables may not sum due to rounding.
** Not applicable

MASTERCARD 2020 FORM 10-K 45

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin		Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	(9)%	—%	(4.4)	ppt	0.8 ppt	(21)%	(20)%
(Gains) losses on equity investments	**	**	**		— ppt	1%	1%
Litigation provisions	**	(1)%	0.5	ppt	(0.1) ppt	1%	1%
Tax act	**	**	**		(0.6) ppt	1%	1%
Non-GAAP	(9)%	(1)%	(4.0)	ppt	0.2 ppt	(19)%	(17)%
Currency impact [2]	1%	—%	0.3	ppt	0.2 ppt	1%	1%
Non-GAAP - currency-neutral	(8)%	(1)%	(3.7)	ppt	0.3 ppt	(17)%	(16)%

	Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	(6)%	8.5 ppt	(2.1) ppt	39%	42%
(Gains) losses on equity investments [1]	**	**	**	(0.2) ppt	(2)%	(2)%
Tax act	**	**	**	(0.3) ppt	1%	1%
Litigation provisions	**	16%	(7.5) ppt	1.1 ppt	(20)%	(21)%
Non-GAAP	13%	10%	1.0 ppt	(1.5) ppt	17%	20%
Currency impact [2]	3%	2%	0.3 ppt	0.2 ppt	3%	3%
Non-GAAP - currency-neutral	16%	12%	1.3 ppt	(1.3) ppt	20%	23%
Note: Tables may not sum due to rounding.
** Not applicable
1In 2019 we updated our non-GAAP methodology to prospectively exclude the impact of gains and losses on our equity investments. The 2018 period was not restated as the impact of the change was immaterial in relation to our non-GAAP results.
2Represents the translational and transactional impact of currency.
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
Gross Dollar Volume (“GDV”)1 measures dollar volume of activity on cards carrying our brands during the period, on a local currency basis and U.S. dollar-converted basis. Dollar volume represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements and includes the impact of balance transfers and convenience checks obtained with Mastercard-branded cards for the relevant period. Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which Mastercard volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter.  Mastercard reports period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change.
Cross-border Volume2 measures cross-border dollar volume initiated and switched through our network during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.

46 MASTERCARD 2020 FORM 10-K

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2020, GDV on a U.S. dollar-converted basis decreased 2.0%, while GDV on a local currency basis increased 0.1% versus 2019. In 2019, GDV on a U.S. dollar-converted basis increased 9.8%, while GDV on a local currency basis increased 13.1% versus 2018. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency of the entity.
The translational and transactional impact of currency (“Currency impact”) has been identified in our drivers of change tables and has been excluded from our currency-neutral growth rates, which are non-GAAP financial measures. See “Financial Results - Revenue and Operating Expenses” for our drivers of change impact tables and “Non-GAAP Financial Information” for further information on our non-GAAP adjustments.
2021 Hedge Accounting Designation
Through December 31, 2020, our approach to manage our transactional currency exposure consisted of hedging a portion of anticipated revenues impacted by transactional currencies by entering into foreign exchange derivative contracts, and recording the related changes in fair value in general and administrative expenses on the consolidated statement of operations. Beginning in January 2021, we started to formally designate certain newly-executed foreign exchange derivative contracts, which meet the established accounting criteria, as cash flow hedges. Starting in the first quarter of 2021, gains and losses resulting from changes in fair value of these designated contracts will be deferred in accumulated other comprehensive income (loss) and subsequently recognized in the respective component of net revenue when the underlying forecasted transactions impact earnings. The related impact of our foreign exchange cash flow hedging activities will be excluded from our currency-neutral growth rates as part of our Currency impact.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement receivables and payables with our customers, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of a portion of our nonfunctional monetary assets and liabilities. The gains or losses resulting from changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and

MASTERCARD 2020 FORM 10-K 47

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
administrative expenses on the consolidated statement of operations. The impact of foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.
Our foreign exchange risk management activities are discussed further in Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
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
Financial Results
Revenue
Primary drivers of net revenue, versus the prior year, were as follows:
Gross revenue decreased 5%, or 4% on a currency-neutral basis, driven by decreased cross-border volumes reflecting impacts of the COVID-19 outbreak, partially offset by increases in our value-added products and services and the number of switched transactions. Gross dollar volume of $6.3 trillion was flat.
Rebates and incentives increased 3%, or 4% on a currency-neutral basis, due to new and renewed deals partially offset by a favorable mix of volume-based incentives.
Net revenue decreased 9%, or 8% on a currency-neutral basis, including 1 percentage point of growth from our acquisitions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for a further discussion of how we recognize revenue.
The components of net revenue were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2020	2019
	($ in millions)
Domestic assessments	$6,656	$6,781	$6,138	(2)%	10%
Cross-border volume fees	3,512	5,606	4,954	(37)%	13%
Transaction processing	8,731	8,469	7,391	3%	15%
Other revenues	4,717	4,124	3,348	14%	23%
Gross revenue	23,616	24,980	21,831	(5)%	14%
Rebates and incentives (contra-revenue)	(8,315)	(8,097)	(6,881)	3%	18%
Net revenue	$15,301	$16,883	$14,950	(9)%	13%

48 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of change in net revenue:

	For the Years Ended December 31,
	Volume				Acquisitions		Currency Impact [1]		Other [2]				Total
	2020		2019		2020	2019	2020	2019	2020		2019		2020	2019
Domestic assessments	—%		13%		—%	—%	(3)%	(3)%	1%	3	1%	3	(2)%	10%
Cross-border volume fees	(30)%		14%		—%	—%	—%	(3)%	(7)%		2%		(37)%	13%
Transaction processing	3%		14%		—%	—%	—%	(2)%	—%		3%		3%	15%
Other revenues	**		**		3%	2%	(1)%	(1)%	12%	4	22%	4	14%	23%
Rebates and incentives	(6)%	5	9%	5	—%	—%	(2)%	(3)%	10%	6	11%	6	3%	18%
Net revenue	(5)%		13%		1%	1%	(1)%	(3)%	(4)%		2%		(9)%	13%
Note: Table may not sum due to rounding
** Not applicable
1Represents the translational and transactional impact of currency.
2Includes impact from pricing, other non-volume based fees and geographic mix.
3Includes impact of the allocation of revenue to service deliverables, which are primarily recorded in other revenue when services are performed.
4Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.
5Includes the impact from mix on volume-based incentives.
6Includes the impact of new, renewed and expired agreements.
The following tables provide a summary of the trend in volumes and transactions.

	For the Years Ended December 31,
	2020		2019
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV [1]	(2)%	—%	10%	13%
Asia Pacific/Middle East/Africa	(3)%	(2)%	8%	12%
Canada	(4)%	(3)%	4%	7%
Europe	(2)%	1%	12%	18%
Latin America	(17)%	(2)%	9%	15%
United States	2%	2%	10%	10%
Cross-border volume [1]		(29)%		16%
1Excludes volume generated by Maestro and Cirrus cards.

	For the Years Ended December 31,
	Increase/(Decrease)
	2020	2019
Switched transactions	3%	19%
No individual country, other than the United States, generated more than 10% of net revenue in any such period. A significant portion of our net revenue is concentrated among our five largest customers. In 2020, the net revenue from these customers was approximately $3.4 billion, or 22%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue.
Operating Expenses
Operating expenses were flat in 2020 versus the prior year. Adjusted operating expenses decreased 1% on both an as adjusted and a currency-neutral basis versus the prior year. Current year results include growth of approximately 4 percentage points from acquisitions. Excluding acquisitions, expenses declined 5% primarily due to reduced spending on advertising and marketing, travel and professional fees, partially offset by higher personnel and data processing costs to support continued investment in our strategic initiatives.

MASTERCARD 2020 FORM 10-K 49

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of operating expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2020	2019
	($ in millions)
General and administrative	$5,910	$5,763	$5,174	3%	11%
Advertising and marketing	657	934	907	(30)%	3%
Depreciation and amortization	580	522	459	11%	14%
Provision for litigation	73	—	1,128	**	**
Total operating expenses	7,220	7,219	7,668	—%	(6)%
Special Items[1]	(73)	—	(1,128)	**	**
Adjusted operating expenses (excluding Special Items1)	$7,147	$7,219	$6,540	(1)%	10%
Note: Table may not sum due to rounding.
** Not meaningful
1See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
The following table summarizes the drivers of changes in operating expenses:

	For the Years Ended December 31,
	Operational		Special Items [1]		Acquisitions		Currency Impact [2]		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
General and administrative	(1)%	11%	**	**	4%	2%	—%	(2)%	3%	11%
Advertising and marketing	(30)%	5%	**	**	—%	—%	(1)%	(2)%	(30)%	3%
Depreciation and amortization	5%	9%	**	**	6%	7%	—%	(2)%	11%	14%
Provision for litigation	**	**	**	**	**	**	**	**	**	**
Total operating expenses	(5)%	10%	1%	(16)%	4%	2%	—%	(2)%	—%	(6)%
Note: Table may not sum due to rounding.
** Not meaningful
1See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2Represents the translational and transactional impact of currency.
General and Administrative
General and administrative expenses increased 3% on both an as reported and a currency-neutral basis in 2020 versus the prior year. Current year results include growth of approximately 4 percentage points from acquisitions. Excluding acquisitions, expenses declined 1% primarily due to reduced spending on travel and professional fees, partially offset by an increase in personnel and data processing costs to support continued investment in our strategic initiatives.

50 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2020	2019
	($ in millions)
Personnel	$3,787	$3,537	$3,214	7%	10%
Professional fees	384	447	377	(14)%	19%
Data processing and telecommunications	756	666	600	14%	11%
Foreign exchange activity [1]	9	32	(36)	**	**
Other	974	1,081	1,019	(10)%	6%
Total general and administrative expenses	5,910	5,763	5,174	3%	11%
Note: Table may not sum due to rounding.
** Not meaningful
1Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Advertising and Marketing
Advertising and marketing expenses decreased 30%, or 29% on a currency-neutral basis in 2020 versus the prior year, primarily due to lower advertising and sponsorship spend in response to COVID-19.
Depreciation and Amortization
Depreciation and amortization expenses increased 11% on both an as reported and a currency-neutral basis in 2020 versus the prior year. Current year results include growth of approximately 6 percentage points from acquisitions. The remaining increase was primarily due to higher depreciation from capital investments.
Provision for Litigation
In 2020, we recorded $73 million related to various litigation settlements and legal costs. There were no litigation charges in the prior year. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
Other income (expense) was unfavorable in 2020 versus the prior year primarily due to increased interest expense related to our recent debt issuances, as well as lower net gains in the current year versus the prior year related to unrealized fair market value adjustments on marketable and non-marketable equity securities and a decrease in our investment income.
The components of other income (expense) were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2020	2019
	($ in millions)
Investment Income	$24	$97	$122	(75)%	(21)%
Gains (losses) on equity investments, net	30	167	—	(82)%	**
Interest expense	(380)	(224)	(186)	70%	20%
Other income (expense), net	5	27	(14)	(81)%	**
Total other income (expense)	(321)	67	(78)	**	**
Note: Table may not sum due to rounding.
** Not meaningful
Income Taxes
The effective income tax rates for the years ended December 31, 2020 and 2019 were 17.4% and 16.6%, respectively. The effective income tax rate for 2020 was higher than the prior year, primarily due to discrete tax benefits in 2019, partially offset by a more

MASTERCARD 2020 FORM 10-K 51

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
favorable geographic mix of earnings in 2020. The 2019 discrete tax benefits related to a favorable court ruling, a reduction to the Company’s transition tax liability and additional foreign tax credits which can be carried back under U.S tax reform transition rules issued by the Department of the Treasury and the Internal Revenue Service.
The adjusted effective income tax rates for the years ended December 31, 2020 and 2019 were 17.2% and 17.0%, respectively. The adjusted effective income tax rate was higher than the prior year, primarily due to a discrete tax benefit related to a favorable court ruling in 2019.
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
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2020	2019
	(in billions)
Cash, cash equivalents and investments [1]	$10.6	$7.7
Unused line of credit	6.0	6.0
1Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.3 billion and $2.0 billion at December 31, 2020 and 2019, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$7,224	$8,183	$6,223
Net cash used in investing activities	(1,879)	(1,640)	(506)
Net cash used in financing activities	(2,152)	(5,867)	(4,966)
Net cash provided by operating activities decreased $1.0 billion in 2020 versus the prior year, primarily due to lower net income adjusted for non-cash items, partially offset by a decrease in litigation payments.
Net cash used in investing activities increased $239 million in 2020 versus the prior year, primarily due to lower net proceeds from our investments in available-for-sale and held-to-maturity securities, partially offset by higher prior year acquisition payments.
Net cash used in financing activities decreased $3.7 billion in 2020 versus the prior year, primarily due to lower repurchases of our Class A common stock, higher net debt proceeds in the current period and the repayment of debt that matured in the prior year.

52 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt and Credit Availability
In March 2020, we issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050. Our total debt outstanding was $12.7 billion at December 31, 2020, with the earliest maturity of $650 million of principal occurring in November 2021.
As of December 31, 2020, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which, in 2020, was extended for an additional year and now expires in November 2025.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2020.
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
The following table summarizes the annual, per share dividends paid in the years reflected:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Cash dividend, per share	$1.60	$1.32	$1.00
Cash dividends paid	$1,605	$1,345	$1,044
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on February 9, 2021 to holders of record on January 8, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $439 million.
On February 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on May 7, 2021 to holders of record on April 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $437 million.
Repurchased shares of our common stock are considered treasury stock. In December 2020, 2019 and 2018, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.0 billion, $8.0 billion and $6.5 billion, respectively, of our Class A common stock. The program approved in 2020 will become effective after completion of the share repurchase program authorized in 2019. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase activity of our Class A common stock through December 31, 2020, under the plans approved in 2019 and 2018:

(in millions, except per share data)
Remaining authorization at December 31, 2019	$8,304
Dollar-value of shares repurchased in 2020	$4,473
Remaining authorization at December 31, 2020	$9,831
Shares repurchased in 2020	14.3
Average price paid per share in 2020	$312.68
See Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion.

MASTERCARD 2020 FORM 10-K 53

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
Revenue Recognition - Rebates and Incentives
We enter into business agreements with certain customers that provide for rebates or support when customers meet certain volume thresholds as well as other support incentives, which are tied to customer performance. We consider various factors in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer. Rebates and incentives are recorded as a reduction to gross revenue based on these estimates primarily when volume- and transaction- based revenues are recognized over the contractual term. Differences between actual results and our estimates are adjusted in the period the customer reports actual performance. If our customers’ actual performance is not consistent with our estimates of their performance, net revenue may be materially different.
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
Income Taxes
In calculating our effective income tax rate, estimates are required regarding the timing and amount of taxable and deductible items which will adjust the pretax income earned in various tax jurisdictions. Through our interpretation of local tax regulations, adjustments to pretax income for income earned in various tax jurisdictions are reflected within various tax filings. Although we believe that our estimates and judgments discussed herein are reasonable, actual results may be materially different than the estimated amounts.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is required in determining the valuation allowance. In assessing the need for a valuation allowance, we consider all sources of taxable income including, projected future taxable income, reversing taxable temporary differences and ongoing tax planning strategies. If it is determined that we are able to realize deferred tax assets in excess of the net carrying value or to the extent we are unable to realize a deferred tax asset, we would adjust the valuation allowance in the period in which such a determination is made, with a corresponding increase or decrease to earnings.
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
Business Combinations
We account for our business combinations using the acquisition method of accounting. The acquisition purchase price, including contingent consideration, is allocated to the underlying identified, tangible and intangible assets, liabilities assumed and any non-controlling interest in the acquiree, based on their respective estimated fair values on the acquisition date. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. The amounts and useful lives assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization

54 MASTERCARD 2020 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $58 million and $144 million on our foreign exchange derivative contracts outstanding at December 31, 2020 and 2019, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $23 million on our short duration foreign exchange derivative contracts outstanding at December 31, 2020. The Company did not have any outstanding short duration foreign exchange derivative contracts related to this activity at December 31, 2019.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at December 31, 2020 and 2019.

MASTERCARD 2020 FORM 10-K 55

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. Financial statements and supplementary data
Mastercard Incorporated

56 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s report on internal control over financial reporting
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

MASTERCARD 2020 FORM 10-K 57

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mastercard Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mastercard Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

58 MASTERCARD 2020 FORM 10-K

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
Revenue Recognition - Rebates and Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company provides certain customers with rebates or incentives which totaled $8.3 billion for the year ended December 31, 2020. The Company has business agreements with certain customers that provide for rebates or other support when customers meet certain volume hurdles as well as other support incentives, which are tied to performance. Rebates and incentives are recorded as a reduction of gross revenue primarily when volume- and transaction-based revenues are recognized over the contractual term. Rebates and incentives are calculated based upon estimated customer performance and the terms of the related business agreements. As disclosed by management, various factors are considered in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
The principal considerations for our determination that performing procedures relating to rebates and incentives is a critical audit matter are (i) the significant judgment by management when developing estimates related to rebates and incentives based on customer performance; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s estimates related to customer performance, including the reasonableness of the various applicable factors considered by management in the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to rebates and incentives, including controls over evaluating estimated customer performance. These procedures also included, among others, evaluating the reasonableness of estimated customer performance for a sample of customer agreements, including (i) evaluating rebate and incentive contracts to identify whether all incentives are identified and recorded accurately; (ii) testing management’s process for developing estimated customer performance, including evaluating the reasonableness of the various applicable factors considered by management; and (iii) evaluating estimated customer performance as compared to actual results in the period the customer reports actual performance.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2021
We have served as the Company’s auditor since 1989.

MASTERCARD 2020 FORM 10-K 59

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Operations
	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Net Revenue	$15,301	$16,883	$14,950
Operating Expenses
General and administrative	5,910	5,763	5,174
Advertising and marketing	657	934	907
Depreciation and amortization	580	522	459
Provision for litigation	73	—	1,128
Total operating expenses	7,220	7,219	7,668
Operating income	8,081	9,664	7,282
Other Income (Expense)
Investment income	24	97	122
Gains (losses) on equity investments, net	30	167	—
Interest expense	(380)	(224)	(186)
Other income (expense), net	5	27	(14)
Total other income (expense)	(321)	67	(78)
Income before income taxes	7,760	9,731	7,204
Income tax expense	1,349	1,613	1,345
Net Income	$6,411	$8,118	$5,859

Basic Earnings per Share	$6.40	$7.98	$5.63
Basic weighted-average shares outstanding	1,002	1,017	1,041
Diluted Earnings per Share	$6.37	$7.94	$5.60
Diluted weighted-average shares outstanding	1,006	1,022	1,047

The accompanying notes are an integral part of these consolidated financial statements.

60 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Comprehensive Income
	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net Income	$6,411	$8,118	$5,859
Other comprehensive income (loss):
Foreign currency translation adjustments	345	10	(319)
Income tax effect	(59)	13	40
Foreign currency translation adjustments, net of income tax effect	286	23	(279)

Translation adjustments on net investment hedge	(177)	36	96
Income tax effect	40	(8)	(21)
Translation adjustments on net investment hedge, net of income tax effect	(137)	28	75

Cash flow hedges	(189)	14	—
Income tax effect	42	(3)	—
Reclassification adjustment for cash flow hedges	4	—	—
Income tax effect	(1)	—	—
Cash flow hedges, net of income tax effect	(144)	11	—

Defined benefit pension and other postretirement plans	(12)	(21)	(16)
Income tax effect	2	3	3
Reclassification adjustment for defined benefit pension and other postretirement plans	(1)	(1)	(2)
Income tax effect	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(11)	(19)	(15)

Investment securities available-for-sale	(1)	3	(3)
Income tax effect	—	(1)	1
Investment securities available-for-sale, net of income tax effect	(1)	2	(2)

Other comprehensive income (loss), net of income tax effect	(7)	45	(221)
Comprehensive Income	$6,404	$8,163	$5,638

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2020 FORM 10-K 61

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheet
	December 31,
	2020	2019
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,113	$6,988
Restricted cash for litigation settlement	586	584
Investments	483	688
Accounts receivable	2,646	2,514
Settlement due from customers	1,706	2,995
Restricted security deposits held for customers	1,696	1,370
Prepaid expenses and other current assets	1,883	1,763
Total current assets	19,113	16,902
Property, equipment and right-of-use assets, net	1,902	1,828
Deferred income taxes	491	543
Goodwill	4,960	4,021
Other intangible assets, net	1,753	1,417
Other assets	5,365	4,525
Total Assets	$33,584	$29,236

Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$527	$489
Settlement due to customers	1,475	2,714
Restricted security deposits held for customers	1,696	1,370
Accrued litigation	842	914
Accrued expenses	5,430	5,489
Current portion of long-term debt	649	—
Other current liabilities	1,228	928
Total current liabilities	11,847	11,904
Long-term debt	12,023	8,527
Deferred income taxes	86	85
Other liabilities	3,111	2,729
Total Liabilities	27,067	23,245

Commitments and Contingencies

Redeemable Non-controlling Interests	29	74

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,396 and 1,391 shares issued and 987 and 996 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 and 11 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	4,982	4,787
Class A treasury stock, at cost, 409 and 395 shares, respectively	(36,658)	(32,205)
Retained earnings	38,747	33,984
Accumulated other comprehensive income (loss)	(680)	(673)
Mastercard Incorporated Stockholders' Equity	6,391	5,893
Non-controlling interests	97	24
Total Equity	6,488	5,917

Total Liabilities, Redeemable Non-controlling Interests and Equity	$33,584	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

62 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2017	$—	$—	$4,365	$(20,764)	$22,364	$(497)	$5,468	$29	$5,497
Adoption of revenue standard	—	—	—	—	366	—	366	—	366
Adoption of intra-entity asset transfers standard	—	—	—	—	(183)	—	(183)	—	(183)
Net income	—	—	—	—	5,859	—	5,859	—	5,859
Activity related to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(221)	(221)	—	(221)
Dividends	—	—	—	—	(1,120)	—	(1,120)	—	(1,120)
Purchases of treasury stock	—	—	—	(4,991)	—	—	(4,991)	—	(4,991)
Share-based payments	—	—	215	5	—	—	220	—	220
Balance at December 31, 2018	—	—	4,580	(25,750)	27,283	(718)	5,395	23	5,418
Net income	—	—	—	—	8,118	—	8,118	—	8,118
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	45	45	—	45
Dividends	—	—	—	—	(1,408)	—	(1,408)	—	(1,408)
Purchases of treasury stock	—	—	—	(6,463)	—	—	(6,463)	—	(6,463)
Share-based payments	—	—	207	8	—	—	215	—	215
Balance at December 31, 2019	—	—	4,787	(32,205)	33,984	(673)	5,893	24	5,917

MASTERCARD 2020 FORM 10-K 63

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2019	—	—	4,787	(32,205)	33,984	(673)	5,893	24	5,917
Net income	—	—	—	—	6,411	—	6,411	—	6,411
Activity related to non-controlling interests	—	—	—	—	—	—	—	73	73
Redeemable non-controlling interest adjustments	—	—	—	—	(7)	—	(7)	—	(7)
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Dividends	—	—	—	—	(1,641)	—	(1,641)	—	(1,641)
Purchases of treasury stock	—	—	—	(4,459)	—	—	(4,459)	—	(4,459)
Share-based payments	—	—	195	6	—	—	201	—	201
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488

The accompanying notes are an integral part of these consolidated financial statements.

64 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Operating Activities
Net income	$6,411	$8,118	$5,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,072	1,141	1,235
Depreciation and amortization	580	522	459
(Gains) losses on equity investments, net	(30)	(167)	—
Share-based compensation	254	250	196
Deferred income taxes	73	(7)	(244)
Other	14	24	31
Changes in operating assets and liabilities:
Accounts receivable	(86)	(246)	(317)
Income taxes receivable	(2)	(202)	(120)
Settlement due from customers	1,288	(444)	(1,078)
Prepaid expenses	(1,552)	(1,661)	(1,769)
Accrued litigation and legal settlements	(73)	(662)	869
Restricted security deposits held for customers	326	290	(6)
Accounts payable	26	(42)	101
Settlement due to customers	(1,242)	477	849
Accrued expenses	(114)	657	439
Long-term taxes payable	(37)	2	(20)
Net change in other assets and liabilities	316	133	(261)
Net cash provided by operating activities	7,224	8,183	6,223
Investing Activities
Purchases of investment securities available-for-sale	(220)	(643)	(1,300)
Purchases of investments held-to-maturity	(198)	(215)	(509)
Proceeds from sales of investment securities available-for-sale	361	1,098	604
Proceeds from maturities of investment securities available-for-sale	140	376	379
Proceeds from maturities of investments held-to-maturity	121	383	929
Purchases of property and equipment	(339)	(422)	(330)
Capitalized software	(369)	(306)	(174)
Purchases of equity investments	(214)	(467)	(91)
Acquisition of businesses, net of cash acquired	(989)	(1,440)	—
Settlement of interest rate derivative contracts	(175)	—	—
Other investing activities	3	(4)	(14)
Net cash used in investing activities	(1,879)	(1,640)	(506)
Financing Activities
Purchases of treasury stock	(4,473)	(6,497)	(4,933)
Dividends paid	(1,605)	(1,345)	(1,044)
Proceeds from debt, net	3,959	2,724	991
Payment of debt	—	(500)	—
Acquisition of redeemable non-controlling interests	(49)	—	—
Contingent consideration paid	—	(199)	—
Tax withholdings related to share-based payments	(150)	(161)	(80)
Cash proceeds from exercise of stock options	97	126	104
Other financing activities	69	(15)	(4)
Net cash used in financing activities	(2,152)	(5,867)	(4,966)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	257	(44)	(6)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	3,450	632	745
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	8,969	8,337	7,592
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,419	$8,969	$8,337

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2020 FORM 10-K 65

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to consolidated financial statements
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company makes payments easier and more efficient by providing a wide range of payment solutions and services through its family of well-known brands, including Mastercard®, Maestro® and Cirrus®. The Company operates a multi-rail network that offers customers one partner to turn to for their domestic and cross-border payment needs. Through its unique and proprietary global payments network, which is referred to as the core network, the Company switches (authorizes, clears and settles) payment transactions and delivers related products and services. Mastercard has additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). The Company also provides integrated value-added offerings such as cyber and intelligence products, information and analytics services, consulting, loyalty and reward programs, processing and open banking. The Company’s payment solutions offer customers choice and flexibility and are designed to ensure safety and security for the global payments system.
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
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2020 and 2019, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2020, 2019 and 2018, net losses from non-controlling interests were not material and, as a result, amounts are included on the consolidated statement of operations within other income (expense).
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty, including the potential impacts and duration of the COVID-19 pandemic, as well as other factors; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Revenue recognition - Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. Revenue is primarily generated from assessing customers based on the dollar volume of activity, or gross dollar volume, on the products that carry the Company’s brands, from fees to issuers, acquirers and other stakeholders for providing switching services, as well as from value-added products and services that are typically integrated and sold with the Company’s payment offerings.

66 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is primarily based on the related volume generated on the cards. Certain volume-based revenue is based upon information reported by customers. Transaction-based revenue (transaction processing) is primarily based on the number and type of transactions and is recognized as revenue in the same period in which the related transactions occur. Other payment-related products and services are recognized as revenue in the period in which the related services are performed or transactions occur. For services provided to customers where delivery involves the use of a third-party, the Company recognizes revenue on a gross basis if it acts as the principal, controlling the service to the customer and on a net basis if it acts as the agent, arranging for the service to be provided.
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
Business combinations - The Company accounts for business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and contingent consideration at fair value as of the acquisition date. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses on the consolidated statement of operations. Any excess purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. Measurement period adjustments, if any, to the preliminary estimated fair value of the intangibles assets as of the acquisition date are recorded in goodwill.
Goodwill and other intangible assets - Indefinite-lived intangible assets consist of goodwill, which represents the synergies expected to arise after the acquisition date and the assembled workforce, and customer relationships. Finite-lived intangible assets consist of capitalized software costs, customer relationships and other intangible assets. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, which range from one to twenty years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project.
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

MASTERCARD 2020 FORM 10-K 67

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
Restricted cash - The Company classifies cash and cash equivalents as restricted when it is unavailable for withdrawal or use in its general operations. The Company has the following types of restricted cash and restricted cash equivalents which are included in the reconciliation of beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows:
•Restricted cash for litigation settlement - The Company has restricted cash for litigation within a qualified settlement fund related to the settlement agreement for the U.S. merchant class litigation. The funds continue to be restricted for payments until the litigation matter is resolved.
•Restricted security deposits held for customers - The Company requires collateral from certain customers for settlement of their transactions. The majority of collateral for settlement is in the form of standby letters of credit and bank guarantees which are not recorded on the consolidated balance sheet. Additionally, the Company holds cash deposits and certificates of deposit from certain customers as collateral for settlement of their transactions, which are recorded as assets on the consolidated balance sheet. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet. These security deposits are typically held for the duration of the agreement with the customers.
•Other restricted cash balances - The Company has other restricted cash balances which include contractually restricted deposits, as well as cash balances that are restricted based on the Company’s intention with regard to usage. These funds are classified on the consolidated balance sheet within prepaid expenses and other current assets and other assets.
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
The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are as follows:
•Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

68 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets and inputs that are observable for the asset or liability
•Level 3 - inputs to the valuation methodology are unobservable and cannot be directly corroborated by observable market data
Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets measured at fair value on a nonrecurring basis include property, equipment and right-of-use assets, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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
Contingent consideration - Certain business combinations involve the potential for future payment of consideration that is contingent upon the achievement of performance milestones. These liabilities are classified within Level 3 of the Valuation Hierarchy as the inputs used to measure fair value are unobservable and require management’s judgment. The fair value of the contingent consideration at the acquisition date and subsequent periods is determined utilizing an income approach based on a Monte Carlo technique and is recorded in other current liabilities and other liabilities on the consolidated balance sheet. Changes to projected performance milestones of the acquired businesses could result in a higher or lower contingent consideration liability. The changes in fair value as a result of updated assumptions are recorded in general and administrative expenses on the consolidated statement of operations.
Investment securities - The Company classifies investments as available-for-sale or held-to-maturity at the date of acquisition.
•Available-for-sale debt securities:
◦Investments in debt securities that are available to meet the Company’s current operational needs are classified as current assets and the securities that are not available for current operational needs are classified as non-current assets on the consolidated balance sheet.
The debt securities are carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statement of comprehensive income. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statement of operations. The specific identification method is used to determine realized gains and losses.
The Company evaluates its debt securities for impairment on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis; or (3) it does not expect to recover the entire amortized cost basis of the security. The credit loss component of the impairment is recognized as an allowance and recorded in other income (expense), net on the consolidated statement of operations while the non-credit related loss remains in accumulated other comprehensive income (loss) until realized from a sale or subsequent impairment.
•Held-to-maturity securities:
◦Time deposits - The Company classifies time deposits with original maturities greater than three months as held-to-maturity. Held-to-maturity securities that mature within one year are classified as current assets within investments on the consolidated balance sheet while held-to-maturity securities with maturities of greater than one year are classified as non-current assets. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity.

MASTERCARD 2020 FORM 10-K 69

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity investments - The Company holds equity securities of publicly traded and privately held companies.
•Marketable equity securities - Marketable equity securities are strategic investments in publicly traded companies and are measured at fair value using quoted prices in their respective active markets with changes recorded through gain (losses) on equity investments, net on the consolidated statement of operations. Securities that are not for use in current operations are classified in other assets on the consolidated balance sheet.
•Nonmarketable equity investments - The Company’s nonmarketable equity investments, which are reported in other assets on the consolidated balance sheet, include investments in privately held companies without readily determinable market values. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. The Company’s nonmarketable equity investments are accounted for under the equity method or measurement alternative method.
◦Equity method - The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds between 20% and 50% ownership in the entity. The excess of the cost over the underlying net equity of investments accounted for under the equity method is allocated to identifiable tangible and intangible assets and liabilities based on fair values at the date of acquisition. The amortization of the excess of the cost over the underlying net equity of investments and Mastercard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense), net on the consolidated statement of operations. In addition, investments in flow-through entities such as limited partnerships and limited liability companies are also accounted for under the equity method when the Company has the ability to exercise significant influence over the investee, generally when the investment ownership percentage is equal to or greater than 5% of the outstanding ownership interest. The Company’s share of net earnings or losses for these investments are included in gains (losses) on equity investments, net on the consolidated statement of operations.
◦Measurement alternative method - The Company accounts for investments in common stock or in-substance common stock under the measurement alternative method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the entity or when the interest in a limited partnership or limited liability company is less than 5% and the Company has no significant influence over the operation of the investee. Investments in companies that Mastercard does not control, but that are not in the form of common stock or in-substance common stock, are also accounted for under the measurement alternative method of accounting. Measurement alternative investments are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Fair value adjustments, as well as impairments, are included in gain (losses) on equity investments, net on the consolidated statement of operations.
Derivative and hedging instruments - The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value. The Company’s foreign exchange and interest rate derivative contracts are included in Level 2 of the Valuation Hierarchy as the fair value of the contracts are based on inputs, which are observable based on broker quotes for the same or similar instruments. The Company does not enter into derivative contracts for trading or speculative purposes. For derivative contracts that are not designated as hedging instruments, realized and unrealized gains and losses from the change in fair value of the contracts are recognized in current earnings.
The Company’s derivatives that are designated as hedging instruments are required to meet established accounting criteria. In addition, an effectiveness assessment is required to demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The method of assessing hedge effectiveness and measuring hedge results is formally documented at hedge inception and assessed at least quarterly throughout the designated hedge period. For cash flow hedges, the fair value adjustments are recorded, net of tax, in other comprehensive income (loss) on the consolidated statement of comprehensive income. Any gains and losses deferred in accumulated other comprehensive income (loss) are subsequently reclassified to the corresponding line item on the consolidated statement of operations when the underlying hedged transactions impact earnings. For hedging instruments that are no longer deemed highly effective, hedge accounting is discontinued prospectively, and any gains and losses remaining in accumulated other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, the associated gains or losses in accumulated other comprehensive income (loss) are reclassified to the corresponding line item on the consolidated statement of operations in current earnings.
The Company has numerous investments in its foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company may use foreign currency denominated debt and/or derivative instruments to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the hedging instruments are reported in accumulated other comprehensive income (loss) on the consolidated balance sheet as a cumulative translation adjustment component of equity. Amounts excluded from

70 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effectiveness testing of net investment hedges are recognized in earnings over the life of the hedging instrument. The Company evaluates the effectiveness of the net investment hedge each quarter.
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

MASTERCARD 2020 FORM 10-K 71

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
Accounting pronouncements not yet adopted
Simplifying the accounting for income taxes - In December 2019, the FASB issued accounting guidance to simplify the accounting for income taxes. This guidance includes the removal of certain exceptions to the general income tax accounting principles and provides clarity and simplification to other areas of income tax accounting by amending the existing guidance. The guidance is effective for periods beginning after December 15, 2020. The Company will adopt this guidance effective January 1, 2021 and does not expect the impacts to be material.
Reference Rate Reform - In March 2020, the FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from LIBOR to alternative rates. The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. The amendments were effective immediately upon issuance of the update. Companies may elect to adopt the amendments prospectively to transactions existing as of or entered from the date of adoption through December 31, 2022. The Company does not expect the impacts to be material.

72 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Acquisitions
In 2020 and 2019, the Company acquired several businesses for total consideration of $1.1 billion and $1.5 billion, respectively, representing both cash and contingent consideration. There were no acquisitions in 2018. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations and contingent consideration. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and a majority of the goodwill is not expected to be deductible for local tax purposes.
In 2020, the Company finalized the purchase accounting for businesses acquired during 2019 and $185 million of the businesses acquired in 2020. The Company is evaluating and finalizing the purchase accounting for the remainder of the businesses acquired during 2020. The preliminary estimated and final fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below for the years ended December 31.

	2020	2019
	(in millions)
Assets:
Cash and cash equivalents	$6	$54
Other current assets	14	143
Other intangible assets	237	395
Goodwill	844	1,076
Other assets	11	48
Total assets	1,112	1,716

Liabilities:
Other current liabilities	15	121
Deferred income taxes	23	52
Other liabilities	8	32
Total liabilities	46	205

Net assets acquired	$1,066	$1,511
The following table summarizes the identified intangible assets acquired during the years ended December 31:

	2020	2019	2020	2019
	Acquisition Date Fair Value		Weighted-Average Useful Life
	(in millions)		(in years)
Developed technologies	$122	$199	6.3	7.7
Customer relationships	114	178	12.0	12.6
Other	1	18	1.0	5.0
Other intangible assets	$237	$395	9.0	9.7
Pro forma information related to the acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
Among the businesses acquired in 2020, the largest acquisition relates to Finicity Corporation (“Finicity”), an open-banking provider, headquartered in Salt Lake City, Utah. On November 18, 2020, Mastercard acquired 100% equity interest in Finicity for cash consideration of $809 million. In addition, the Finicity sellers have the potential to earn contingent consideration of up to $160 million if certain revenue targets are met in 2021. As of the acquisition date, the fair value of the contingent consideration was $71 million. The businesses acquired in 2019 were not individually significant to Mastercard.
Pending Acquisition
In August 2019, Mastercard entered into a definitive agreement to acquire the majority of the Corporate Services business of Nets Denmark A/S, for €2.85 billion (approximately $3.5 billion as of December 31, 2020) after adjusting for cash and certain other

MASTERCARD 2020 FORM 10-K 73

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liabilities at closing. The pending acquisition primarily comprises the clearing and instant payment services, and e-billing solutions of Nets Denmark A/S’s Corporate Services business. The Company has secured conditional approval from the European Commission and, subject to other closing conditions, anticipates completing the acquisition in the first quarter of 2021, or shortly thereafter.
Note 3. Revenue
Mastercard’s core network involves four participants in addition to the Company: account holders (a person or entity who holds a card or uses another device enabled for payment), issuers (the account holders’ financial institutions), merchants and acquirers (the merchants’ financial institutions). Revenue from contracts with customers is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. Revenue recognized from domestic assessments, cross-border volume fees and transaction processing are derived from Mastercard’s payment network services. Revenue is primarily generated by charging fees to issuers, acquirers and other stakeholders for providing switching services, as well as by assessing customers based primarily on the dollar volume of activity, or gross dollar volume, on the products that carry the Company’s brands. Revenue is generally derived from information accumulated by Mastercard’s systems or reported by customers. In addition, the Company generates other revenues from value-added products and services that are typically integrated and sold with the Company’s payment offerings and are recognized as revenue in the period in which the related transactions occur or services are performed.
The price structure for Mastercard’s products and services is dependent on the nature of volumes, types of transactions and type of products and services offered to customers. Net revenue can be impacted by the following:
•domestic or cross-border transactions
•geographic region or country in which the transaction occurs
•volumes/transactions subject to tiered rates
•processed or not processed by the Company
•amount of usage of the Company’s other products or services
•amount of rebates and incentives provided to customers
The Company classifies its net revenue into the following five categories:
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
Transaction processing revenue is recognized for both domestic and cross-border transactions in the period in which the related transactions occur. Transaction processing includes the following:
•Switched transaction revenue is generated from the following products and services:
◦Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances, such as when the issuer’s systems are unavailable or cannot be contacted, Mastercard or others approve such transactions on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules (also known as “stand-in”).
◦Clearing is the determination and exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. Transactions are cleared among customers through Mastercard’s central and regional processing systems.
◦Settlement is facilitating the exchange of funds between parties.
•Connectivity fees are charged to issuers, acquirers and other financial institutions for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted and the number of connections to the Company’s network.
•Other processing fees include issuer and acquirer processing solutions; payment gateways for e-commerce merchants; mobile gateways for mobile-initiated transactions; and safety and security.

74 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other revenues consist of value-added products and services that are typically sold with the Company’s payment service offerings and are recognized in the period in which the related services are performed or transactions occur. Other revenues include the following:
•Data analytics and consulting fees.
•Cyber and intelligence fees are for products and services offered to prevent, detect and respond to fraud and to ensure the safety of transactions made primarily on Mastercard products.
•Loyalty and rewards solutions fees are charged to issuers for benefits provided directly to consumers with Mastercard-branded cards, such as access to a global airline lounge network, global and local concierge services, individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center. Loyalty and reward solution fees also include rewards campaigns and management services.
•Program management services provided to prepaid card issuers consist of foreign exchange margin, commissions, load fees and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards.
•Batch and real-time account-based payment services relating to ACH transactions and other ACH related services.
•Other payment-related products and services and platforms, including account and transaction enhancement services, open banking solutions, rules compliance and publications.
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
The Company’s disaggregated net revenue by source and geographic region were as follows for the years ended December 31:

	2020	2019	2018
	(in millions)
Revenue by source:
Domestic assessments	$6,656	$6,781	$6,138
Cross-border volume fees	3,512	5,606	4,954
Transaction processing	8,731	8,469	7,391
Other revenues	4,717	4,124	3,348
Gross revenue	23,616	24,980	21,831
Rebates and incentives (contra-revenue)	(8,315)	(8,097)	(6,881)
Net revenue	$15,301	$16,883	$14,950

Net revenue by geographic region:
North American Markets	$5,424	$5,843	$5,312
International Markets	9,701	10,869	9,514
Other [1]	176	171	124
Net revenue	$15,301	$16,883	$14,950
1Includes revenues managed by corporate functions.
Receivables from contracts with customers of $2.5 billion and $2.3 billion as of December 31, 2020 and 2019, respectively, are recorded within accounts receivable on the consolidated balance sheet. The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers.
Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheet at December 31, 2020 in the amounts of $59 million and $245 million, respectively. The comparable amounts included in prepaid expenses and other current assets and other assets at December 31, 2019 were $48 million and $152 million, respectively.
Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet at December 31, 2020 in the amounts of $355 million and $143 million, respectively. The comparable amounts included in other current liabilities and

MASTERCARD 2020 FORM 10-K 75

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other liabilities at December 31, 2019 were $238 million and $106 million, respectively. In 2020, 2019 and 2018 revenue recognized from the satisfaction of such performance obligations was $1.1 billion, $994 million and $904 million, respectively.
The Company’s remaining performance periods for its contracts with customers for its payment network services are typically long-term in nature (generally up to 10 years). As a payment network service provider, the Company provides its customers with continuous access to its global payments network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable as the Company generates volume- and transaction-based revenues from assessing its customers’ current period activity. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payment network services. The Company also earns revenues primarily from other value-added services comprised of both batch and real-time account-based payment services, consulting fees, gateway services, processing, loyalty programs and other payment-related products and services. At December 31, 2020, the estimated aggregate consideration allocated to unsatisfied performance obligations for these other value-added services is $1.3 billion, which is expected to be recognized through 2023. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including modifications and terminations and are not expected to be material to any future annual period.
Note 4. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2020	2019	2018
	(in millions, except per share data)
Numerator
Net income	$6,411	$8,118	$5,859
Denominator
Basic weighted-average shares outstanding	1,002	1,017	1,041
Dilutive stock options and stock units	4	5	6
Diluted weighted-average shares outstanding [1]	1,006	1,022	1,047
Earnings per Share
Basic	$6.40	$7.98	$5.63
Diluted	$6.37	$7.94	$5.60
Note: Table may not sum due to rounding.
1For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows for the years ended December 31:

	2020	2019
	(in millions)
Cash and cash equivalents	$10,113	$6,988
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	584
Restricted security deposits held for customers	1,696	1,370
Prepaid expenses and other current assets	24	27
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,419	$8,969

76 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2020	2019	2018
	(in millions)
Cash paid for income taxes, net of refunds	$1,349	$1,644	$1,790
Cash paid for interest	311	199	153
Cash paid for legal settlements	149	668	260
Non-cash investing and financing activities
Dividends declared but not yet paid	439	403	340
Accrued property, equipment and right-of-use assets	154	468	10
Fair value of assets acquired, net of cash acquired	1,106	1,662	—
Fair value of liabilities assumed related to acquisitions	46	205	—
Note 7. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following at December 31:

	2020	2019
	(in millions)
Available-for-sale securities	$321	$591
Held-to-maturity securities	162	97
Total investments	$483	$688
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$10	$—	$—	$10	$15	$—	$—	$15
Government and agency securities	64	—	—	64	108	—	—	108
Corporate securities	246	1	—	247	381	1	—	382
Asset-backed securities	—	—	—	—	85	1	—	86
Total	$320	$1	$—	$321	$589	$2	$—	$591
The Company’s available-for-sale investment securities held at December 31, 2020 and 2019, primarily carried a credit rating of A- or better with unrealized gains and losses recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income. The municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

MASTERCARD 2020 FORM 10-K 77

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2020 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$115	$115
Due after 1 year through 5 years	205	206
Total	$320	$321
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s debt securities. The realized gains and losses from the sale of available-for-sale securities for 2020, 2019 and 2018 were not significant.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2019	Purchases (Sales), net	Changes in Fair Value[1]	Other[2]	Balance at December 31, 2020
	(in millions)
Marketable securities	$479	$1	$(5)	$1	$476
Nonmarketable securities	435	204	35	22	696
Total equity investments	$914	$205	$30	$23	$1,172
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations
2Includes translational impact of currency
At December 31, 2020, the total carrying value of Nonmarketable securities included $157 million of measurement alternative investments and $539 million of equity method investments. At December 31, 2019, the total carrying value of Nonmarketable securities included $317 million of measurement alternative investments and $118 million of equity method investments. Cumulative impairments and downward fair value adjustments on measurement alternative investments were $14 million and cumulative upward fair value adjustments were $86 million as of December 31, 2020.
Note 8. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy within the Valuation Hierarchy. Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for 2020 and 2019.

78 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	December 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$10	$—	$10	$—	$15	$—	$15
Government and agency securities	26	38	—	64	66	42	—	108
Corporate securities	—	247	—	247	—	382	—	382
Asset-backed securities	—	—	—	—	—	86	—	86
Derivative instruments [2]:
Foreign exchange contracts	—	19	—	19	—	12	—	12
Interest rate contracts	—	—	—	—	—	14	—	14
Marketable securities [3]:
Equity securities	476	—	—	476	479	—	—	479
Deferred compensation plan [4]:
Deferred compensation assets	78	—	—	78	67	—	—	67

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(28)	$—	$(28)	$—	$(32)	$—	$(32)
Deferred compensation plan [5]:
Deferred compensation liabilities	(81)	—	—	(81)	(67)	—	—	(67)
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

MASTERCARD 2020 FORM 10-K 79

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
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At December 31, 2020, the carrying value and fair value of total long-term debt (including the current portion) was $12.7 billion and $14.8 billion, respectively. At December 31, 2019, the carrying value and fair value of long-term debt (including the current portion) was $8.5 billion and $9.2 billion, respectively. See Note 15 (Debt) for further details.
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
Note 9. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2020	2019
	(in millions)
Customer and merchant incentives	$1,086	$872
Prepaid income taxes	78	105
Other	719	786
Total prepaid expenses and other current assets	$1,883	$1,763
Other assets consisted of the following at December 31:

	2020	2019
	(in millions)
Customer and merchant incentives	$3,220	$2,838
Equity investments	1,172	914
Income taxes receivable	553	460
Other	420	313
Total other assets	$5,365	$4,525
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
See Note 7 (Investments) for further information on the Company’s equity investments.

80 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following at December 31:

	2020	2019
	(in millions)
Building, building equipment and land	$522	$505
Equipment	1,321	1,218
Furniture and fixtures	99	92
Leasehold improvements	380	303
Operating lease right-of-use assets	970	810
Property, equipment and right-of-use assets	3,292	2,928
Less: Accumulated depreciation and amortization	(1,390)	(1,100)
Property, equipment and right-of-use assets, net	$1,902	$1,828
Depreciation and amortization expense for the above property, equipment and right-of-use assets was $400 million, $336 million and $209 million for 2020, 2019 and 2018, respectively.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows at December 31:

	2020	2019
	(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$748	$711
Other current liabilities	125	106
Other liabilities	726	656
Operating lease amortization expense for 2020 and 2019 was $123 million and $99 million, respectively. As of December 31, 2020 and 2019, the weighted-average remaining lease term of operating leases was 9.1 years and 9.5 years and the weighted-average discount rate for operating leases was 2.7% and 2.9%, respectively.
The following table summarizes the maturity of the Company’s operating lease liabilities at December 31, 2020 based on lease term:

Operating Leases
(in millions)
2021	$137
2022	130
2023	108
2024	95
2025	72
Thereafter	383
Total operating lease payments	925
Less: Interest	(74)
Present value of operating lease liabilities	$851
Prior to adoption of the lease accounting standard in 2019, consolidated rental expense for the Company’s leased office space was $94 million for 2018. Consolidated lease expense for automobiles, computer equipment and office equipment was $20 million for 2018, respectively.

MASTERCARD 2020 FORM 10-K 81

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2020	2019
	(in millions)
Beginning balance	$4,021	$2,904
Additions	844	1,076
Foreign currency translation	95	41
Ending balance	$4,960	$4,021
The Company performed its annual qualitative assessment of goodwill during the fourth quarter of 2020 and determined a quantitative assessment was not necessary. The Company concluded that goodwill was not impaired and had no accumulated impairment losses at December 31, 2020.
Note 12. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets
Capitalized software	$2,276	$(1,126)	$1,150	$1,884	$(988)	$896
Customer relationships	743	(322)	421	621	(264)	357
Other	44	(41)	3	44	(44)	—
Total	3,063	(1,489)	1,574	2,549	(1,296)	1,253
Indefinite-lived intangible assets
Customer relationships	179	—	179	164	—	164
Total	$3,242	$(1,489)	$1,753	$2,713	$(1,296)	$1,417
The increase in the gross carrying amount of amortized intangible assets in 2020 was primarily related to software additions and businesses acquired in 2020. See Note 2 (Acquisitions) for further details. Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2020, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
Amortization on the assets above amounted to $303 million, $285 million and $250 million in 2020, 2019 and 2018, respectively. The following table sets forth the estimated future amortization expense on finite-lived intangible assets on the consolidated balance sheet at December 31, 2020 for the years ending December 31:

(in millions)
2021	$332
2022	260
2023	211
2024	194
2025 and thereafter	577
$1,574

82 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2020	2019
	(in millions)
Customer and merchant incentives	$3,998	$3,892
Personnel costs	727	713
Income and other taxes	208	332
Other	497	552
Total accrued expenses	$5,430	$5,489
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of December 31, 2020 and 2019, the Company’s provision for litigation was $842 million and $914 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 21 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 14. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension and other postretirement plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $150 million, $127 million and $98 million in 2020, 2019 and 2018, respectively.
Defined Benefit and Other Postretirement Plans
The Company sponsors pension and postretirement plans for certain non-U.S. employees (the “non-U.S. Plans”) that cover various benefits specific to their country of employment. Additionally, Vocalink has a defined benefit pension plan (the “Vocalink Plan”) which was permanently closed to new entrants and future accruals as of July 21, 2013, however, plan participants’ obligations are adjusted for future salary changes. The Company has agreed to make contributions of £15 million (approximately $20 million as of December 31, 2020) annually until September 2022. The term “Pension Plans” includes the non-U.S. Plans and the Vocalink Plan.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007 (the “Postretirement Plan”).

MASTERCARD 2020 FORM 10-K 83

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

	Pension Plans		Postretirement Plan
	2020	2019	2020	2019
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$531	$438	$64	$57
Service cost	13	11	1	1
Interest cost	9	13	2	2
Actuarial (gain) loss	43	73	7	9
Benefits paid	(18)	(15)	(4)	(5)
Transfers in	3	2	—	—
Foreign currency translation	23	9	—	—
Benefit obligation at end of year	604	531	70	64

Change in plan assets
Fair value of plan assets at beginning of year	518	410	—	—
Actual (loss) gain on plan assets	56	79	—	—
Employer contributions	34	32	4	5
Benefits paid	(18)	(15)	(4)	(5)
Transfers in	5	2	—	—
Foreign currency translation	22	10	—	—
Fair value of plan assets at end of year	617	518	—	—
Funded status at end of year	$13	$(13)	$(70)	$(64)

Amounts recognized on the consolidated balance sheet consist of:
Noncurrent assets	$28	$—	$—	$—
Other liabilities, short-term	—	—	(4)	(3)
Other liabilities, long-term	(15)	(13)	(66)	(61)
	$13	$(13)	$(70)	$(64)

Accumulated other comprehensive income consists of:
Net actuarial (gain) loss	$12	$7	$9	$2
Prior service credit	1	1	(4)	(5)
Balance at end of year	$13	$8	$5	$(3)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate
Non-U.S. Plans	0.70%	0.70%	*	*
Vocalink Plan	1.55%	2.00%	*	*
Postretirement Plan	*	*	2.50%	3.25%

Rate of compensation increase
Non-U.S. Plans	1.50%	1.50%	*	*
Vocalink Plan	2.75%	2.50%	*	*
Postretirement Plan	*	*	3.00%	3.00%
* Not applicable

84 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, the Company’s aggregated Pension Plan assets exceed the benefit obligations. For plans where the benefit obligations exceeded plan assets, the projected benefit obligation was $112 million, the accumulated benefit obligation was $111 million and plan assets were $97 million. At December 31, 2019, all of the Pension Plans had benefit obligations in excess of plan assets. Information on the Pension Plans were as follows as of December 31:

	2020	2019
	(in millions)
Projected benefit obligation	$604	$531
Accumulated benefit obligation	601	524
Fair value of plan assets	617	518
For the years ended December 31, 2020 and 2019, the Company’s projected benefit obligation related to its Pension Plans increased $73 million and $93 million, respectively, primarily attributable to actuarial losses related to lower discount rate assumptions.
Components of net periodic benefit cost recorded in earnings were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plan
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$13	$11	$9	$1	$1	$1
Interest cost	9	13	12	2	2	2
Expected return on plan assets	(18)	(18)	(20)	—	—	—
Amortization of actuarial loss	—	1	—	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(2)
Net periodic benefit cost	$4	$7	$1	$2	$2	$1
The service cost component is recognized in general and administrative expenses on the consolidated statement of operations. Net periodic benefit cost, excluding the service cost component, is recognized in other income (expense) on the consolidated statement of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plan
	2020	2019	2018	2020	2019	2018
	(in millions)
Current year actuarial loss (gain)	$5	$12	$17	$7	$9	$(2)
Current year prior service credit	—	—	1	—	—	—
Amortization of prior service credit	—	—	—	1	1	2
Total other comprehensive loss (income)	$5	$12	$18	$8	$10	$—
Total net periodic benefit cost and other comprehensive loss (income)	$9	$19	$19	$10	$12	$1

MASTERCARD 2020 FORM 10-K 85

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions
Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plan
	2020	2019	2018	2020	2019	2018
Discount rate
Non-U.S. Plans	0.70%	1.80%	1.80%	*	*	*
Vocalink Plan	1.55%	2.00%	2.80%	*	*	*
Postretirement Plan	*	*	*	3.25%	4.25%	3.50%
Expected return on plan assets
Non-U.S. Plans	1.60%	2.10%	3.00%	*	*	*
Vocalink Plan	3.20%	3.75%	4.75%	*	*	*
Rate of compensation increase
Non-U.S. Plans	1.50%	1.50%	2.60%	*	*	*
Vocalink Plan	2.75%	2.50%	3.85%	*	*	*
Postretirement Plan	*	*	*	3.00%	3.00%	3.00%
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
The following additional assumptions were used at December 31 in accounting for the Postretirement Plan:

	2020	2019
Healthcare cost trend rate assumed for next year	7.00%	6.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	8	2
Assets
Plan assets are managed taking into account the timing and amount of future benefit payments. The Vocalink Plan assets are managed with the following target asset allocations: fixed income 35%, U.K. government securities 23%, equity 22%, cash and cash equivalents 12% and real estate 8%. For the non-U.S. Plans, the assets are concentrated primarily in insurance contracts.
The Valuation Hierarchy of the Pension Plans’ assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies) for additional information.

86 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth by level, within the Valuation Hierarchy, the Pension Plans’ assets at fair value:

	December 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Cash and cash equivalents [1]	$59	$—	$—	$59	$16	$—	$—	$16
Mutual funds [2]	270	117	—	387	153	193	—	346
Insurance contracts [3]	—	96	—	96	—	75	—	75
Total	$329	$213	$—	$542	$169	$268	$—	$437

Investments at Net Asset Value (“NAV”) [4]				75				81
Total Plan Assets				$617				$518
1Cash and cash equivalents are valued at quoted market prices, which represent the net asset value of the shares held by the Plans.
2Certain mutual funds are valued at quoted market prices, which represent the value of the shares held by the Plans, and are therefore included in Level 1. Certain other mutual funds are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors, and are therefore included in Level 2.
3Insurance contracts are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors.
4Investments at NAV include mutual funds (comprised primarily of credit investments) and other investments (comprised primarily of real estate investments) and are valued using the net asset value provided by the administrator as a practical expedient, and therefore these investments are not included in the valuation hierarchy. These investments have quarterly redemption frequencies with redemption notice periods ranging from 60 to 90 days.
The following table summarizes expected benefit payments (as of December 31, 2020) through 2030 for the Pension Plans and the Postretirement Plan, including those payments expected to be paid from the Company’s general assets. Actual benefit payments may differ from expected benefit payments.

	Pension Plans	Postretirement Plan
	(in millions)
2021	$19	$4
2022	12	4
2023	14	4
2024	15	4
2025	15	4
2026 - 2030	77	20

MASTERCARD 2020 FORM 10-K 87

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Debt
Long-term debt consisted of the following at December 31:

			2020	2019	Effective Interest Rate
			(in millions)
2020 USD Notes	3.300%	Senior Notes due March 2027	$1,000	$—	3.420%
	3.350%	Senior Notes due March 2030	1,500	—	3.430%
	3.850%	Senior Notes due March 2050	1,500	—	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [1]	1.100%	Senior Notes due December 2022	859	785	1.265%
	2.100%	Senior Notes due December 2027	982	896	2.189%
	2.500%	Senior Notes due December 2030	184	169	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			12,775	8,600
Less: Unamortized discount and debt issuance costs			(103)	(73)
Total debt outstanding			12,672	8,527
Less: Current portion[2]			(649)	—
Long-term debt			$12,023	$8,527
1Relates to euro-denominated debt issuance of €1.650 billion in December 2015
2Relates to current portion of the 2016 USD Notes, due in November 2021, classified as current portion of long-term debt on the consolidated balance sheet
In March 2020, the Company issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount notes due March 2050 (collectively the “2020 USD Notes”). The net proceeds from the issuance of the 2020 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.959 billion.
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

88 MASTERCARD 2020 FORM 10-K

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
Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2020 are summarized below.

(in millions)
2021	$650
2022	859
2023	—
2024	1,000
2025	750
Thereafter	9,516
Total	$12,775
On November 14, 2019, the Company increased its commercial paper program (the “Commercial Paper Program”) from $4.5 billion to $6 billion under which the Company is authorized to issue unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed five-year unsecured $6 billion revolving credit facility (the “Credit Facility”) on November 14, 2019. The Credit Facility, which previously expired on November 14, 2024, was extended on November 14, 2020 for an additional year and now expires on November 13, 2025. The extension did not result in material changes to the terms and conditions of the Credit Facility. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2020 and 2019.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility and the Commercial Paper Program at December 31, 2020 and 2019.
Note 16. Stockholders' Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2020 and 2019. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.

MASTERCARD 2020 FORM 10-K 89

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2020, 2019 and 2018.
The Company declared total per share dividends on its Class A and Class B Common Stock during the years ended December 31 as summarized below:

	2020	2019	2018
	(in millions, except per share data)
Dividends declared per share	$1.64	$1.39	$1.08
Total dividends declared	$1,641	$1,408	$1,120
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2020		2019
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	88.2%	88.9%	87.8%	88.8%
Principal or Affiliate Customers (Class B stockholders)	0.8%	—%	1.1%	—%
Mastercard Foundation (Class A stockholders)	11.0%	11.1%	11.1%	11.2%
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
Mastercard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to Mastercard Foundation. Mastercard Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, Mastercard Foundation became able to resell the donated shares in May 2010 to the extent necessary to meet charitable disbursement requirements pursuant to Canadian tax law. Under such current law, Mastercard Foundation must annually disburse at least 3.5% of its assets not used in its charitable activities and administration in the previous eight quarters (“Disbursement Quota”). However, Mastercard Foundation obtained permission from the Canada Revenue Agency to, until December 31, 2021, meet its cumulative Disbursement Quota obligations over a period of time that, on average, demonstrates compliance with the requirement for such established time period. Mastercard Foundation will be permitted to sell all of its remaining shares beginning May 1, 2027, subject to certain conditions.
Stock Repurchase Programs
The Company’s Board of Directors have approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock.  These programs become effective after the completion of the previously authorized share repurchase program.

90 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2020, as well as historical purchases:

Board authorization dates	December 2020	December 2019	December 2018	December 2017	December 2016
Date program became effective	Not yet effective	January 2020	January 2019	March 2018	April 2017	Total
	(in millions, except average price data)
Board authorization	$6,000	$8,000	$6,500	$4,000	$4,000	$28,500
Dollar-value of shares repurchased in 2018	$—	$—	$—	$3,699	$1,234	$4,933
Remaining authorization at December 31, 2018	$—	$—	$6,500	$301	$—	$6,801
Dollar-value of shares repurchased in 2019	$—	$—	$6,196	$301	$—	$6,497
Remaining authorization at December 31, 2019	$—	$8,000	$304	$—	$—	$8,304
Dollar-value of shares repurchased in 2020	$—	$4,169	$304	$—	$—	$4,473
Remaining authorization at December 31, 2020	$6,000	$3,831	$—	$—	$—	$9,831

Shares repurchased in 2018	—	—	—	19.0	7.2	26.2
Average price paid per share in 2018	$—	$—	$—	$194.77	$171.11	$188.26
Shares repurchased in 2019	—	—	24.8	1.6	—	26.4
Average price paid per share in 2019	$—	$—	$249.58	$188.38	$—	$245.89
Shares repurchased in 2020	—	13.3	1.0	—	—	14.3
Average price paid per share in 2020	$—	$313.26	$304.89	$—	$—	$312.68
Cumulative shares repurchased through December 31, 2020	—	13.3	25.8	20.6	28.2	87.9
Cumulative average price paid per share	$—	$313.26	$251.72	$194.27	$141.99	$212.41
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the years ended December 31:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2017	1,039.7	14.1
Purchases of treasury stock	(26.2)	—
Share-based payments	2.8	—
Conversion of Class B to Class A common stock	2.3	(2.3)
Balance at December 31, 2018	1,018.6	11.8
Purchases of treasury stock	(26.4)	—
Share-based payments	3.2	—
Conversion of Class B to Class A common stock	0.6	(0.6)
Balance at December 31, 2019	996.0	11.2
Purchases of treasury stock	(14.3)	—
Share-based payments	2.3	—
Conversion of Class B to Class A common stock	2.9	(2.9)
Balance at December 31, 2020	986.9	8.3

MASTERCARD 2020 FORM 10-K 91

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020 and 2019 were as follows:

	December 31, 2019	Increase / (Decrease)	Reclassifications	December 31, 2020
	(in millions)
Foreign currency translation adjustments[1]	$(638)	$286	$—	$(352)
Translation adjustments on net investment hedge[2]	(38)	(137)	—	(175)
Cash flow hedges
Interest rate contracts[3]	11	(147)	3	(133)
Defined benefit pension and other postretirement plans[4]	(9)	(10)	(1)	(20)
Investment securities available-for-sale	1	(1)	—	—
Accumulated Other Comprehensive Income (Loss)	$(673)	$(9)	$2	$(680)

	December 31, 2018	Increase / (Decrease)	Reclassifications	December 31, 2019
	(in millions)
Foreign currency translation adjustments[1]	$(661)	$23	$—	$(638)
Translation adjustments on net investment hedge[2]	(66)	28	—	(38)
Cash flow hedges
Interest rate contracts[3]	—	11	—	11
Defined benefit pension and other postretirement plans[4]	10	(17)	(2)	(9)
Investment securities available-for-sale	(1)	2	—	1
Accumulated Other Comprehensive Income (Loss)	$(718)	$47	$(2)	$(673)
1.During 2020, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the Euro and British pound partially offset by the depreciation of the Brazilian real. During 2019, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound partially offset by the depreciation of the euro.
2.The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. Changes in the value of the debt are recorded in accumulated other comprehensive income (loss). During 2020, the increase in the accumulated other comprehensive loss related to the net investment hedge was driven by the appreciation of the euro. During 2019, the decrease in the accumulated other comprehensive loss related to the net investment hedge was driven by the depreciation of the euro. See Note 23 (Derivative and Hedging Instruments) for additional information.
3.In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled for a loss of $175 million, or $136 million net of tax, recorded in accumulated other comprehensive income (loss). The cumulative loss will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. See Note 23 (Derivative and Hedging Instruments) for additional information.
4.During 2020, the increase in the accumulated other comprehensive loss related to the Company’s Plans was driven primarily by an actuarial loss within the Postretirement Plan. During 2019, the decrease in the accumulated other comprehensive gain related to the Company’s Plans was primarily driven by actuarial losses within the Vocalink and non-U.S. Plans. See Note 14 (Pension, Postretirement and Savings Plans) for additional information.
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

92 MASTERCARD 2020 FORM 10-K

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
Stock Options
Options expire ten years from the date of grant and vest ratably over four years. For Options granted, a participant’s unvested awards are forfeited upon termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, however, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the vesting period as stated in the LTIP.
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2020	2019	2018
Risk-free rate of return	1.0%	2.6%	2.7%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	19.3%	19.6%	19.7%
Expected dividend yield	0.6%	0.6%	0.6%
Weighted-average fair value per Option granted	$80.92	$53.09	$40.90
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2020	6.6	$117
Granted	0.4	$263
Exercised	(1.3)	$75
Forfeited/expired	—	$229
Outstanding at December 31, 2020	5.7	$137	6.0	$1,259
Exercisable at December 31, 2020	3.8	$106	5.1	$962
Options vested and expected to vest at December 31, 2020	5.7	$137	6.0	$1,257
As of December 31, 2020, there was $37 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
For RSUs granted on or after March 1, 2020, the awards generally vest ratably over four years. For RSUs granted before March 1, 2020, the awards generally vest after three years. A participant’s unvested awards are forfeited upon termination of employment. In the event of termination due to job elimination (as defined by the Company), however, a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than seven months.

MASTERCARD 2020 FORM 10-K 93

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSU activity for the year ended December 31, 2020:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2020	2.9	$166
Granted	0.9	$288
Converted	(1.2)	$116
Forfeited	(0.1)	$218
Outstanding at December 31, 2020	2.5	$231	$898
RSUs expected to vest at December 31, 2020	2.4	$230	$861
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2020, there was $233 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units
PSUs vest after three years, however, awards granted on or after March 1, 2019 are subject to a mandatory one-year post-vest hold. A participant’s unvested awards are forfeited upon termination of employment. In the event of termination due to job elimination (as defined by the Company), however, a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company.
The following table summarizes the Company’s PSU activity for the year ended December 31, 2020:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2020	0.5	$167
Granted	0.2	$291
Converted	(0.3)	$126
Outstanding at December 31, 2020	0.4	$259	$148
PSUs expected to vest at December 31, 2020	0.4	$259	$148
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
Compensation expense for PSUs is recognized over the requisite service period, or the date the individual becomes eligible to retire but not less than seven months, if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. During the year ended December 31, 2020, performance targets related to PSU awards granted in 2018, and scheduled to vest in 2021 (“2018 PSU Awards”), were adjusted to exclude certain pandemic-related financial impacts deemed outside of the Company’s control. The adjustment required the Company to apply modification accounting to the 2018 PSU Awards. The modification had an immaterial impact on compensation expense expected to be recognized over the remaining service period. As of December 31, 2020, there was $38 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.4 years.

94 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2020	2019	2018
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$254	$250	$196
Income tax benefit recognized for equity awards	53	53	41
Income tax benefit realized related to Options exercised	68	69	53

Options:
Total intrinsic value of Options exercised	317	317	242
RSUs:
Weighted-average grant-date fair value of awards granted	288	226	171
Total intrinsic value of RSUs converted into shares of Class A common stock	330	394	194
PSUs:
Weighted-average grant-date fair value of awards granted	291	231	226
Total intrinsic value of PSUs converted into shares of Class A common stock	92	85	40
Note 19. Commitments
At December 31, 2020, the Company had the following future minimum payments due under noncancelable agreements, primarily related to sponsorships to promote the Mastercard brand and licensing arrangements and a commitment to purchase the remaining shares of a majority-owned joint venture. The Company has accrued $22 million of these future payments as of December 31, 2020.

(in millions)
2021	$573
2022	255
2023	117
2024	78
2025	1
Thereafter	—
Total	$1,024
Note 20. Income Taxes
Components of Income and Income tax expense
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2020	2019	2018
	(in millions)
United States	$3,304	$4,213	$3,510
Foreign	4,456	5,518	3,694
Income before income taxes	$7,760	$9,731	$7,204

MASTERCARD 2020 FORM 10-K 95

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total income tax provision for the years ended December 31 is comprised of the following components:

	2020	2019	2018
	(in millions)
Current
Federal	$439	$642	$649
State and local	56	81	69
Foreign	781	897	871
	1,276	1,620	1,589
Deferred
Federal	106	40	(228)
State and local	9	—	(11)
Foreign	(42)	(47)	(5)
	73	(7)	(244)
Income tax expense	$1,349	$1,613	$1,345
Effective Income Tax Rate
A reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, is as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$7,760		$9,731		$7,204

Federal statutory tax	1,630	21.0%	2,044	21.0%	1,513	21.0%
State tax effect, net of federal benefit	57	0.7%	65	0.7%	46	0.6%
Foreign tax effect	(193)	(2.5)%	(208)	(2.1)%	(92)	(1.3)%
European Commission fine	—	—%	—	—%	194	2.7%
Foreign tax credits[1]	—	—%	(32)	(0.3)%	(110)	(1.5)%
Windfall benefit	(119)	(1.5)%	(129)	(1.3)%	(72)	(1.0)%
Other, net	(26)	(0.3)%	(127)	(1.4)%	(134)	(1.8)%
Income tax expense	$1,349	17.4%	$1,613	16.6%	$1,345	18.7%
1Included within the impact of the foreign tax credits is $27 million for 2019 and $90 million for 2018 of tax benefits relating to the carryback of certain foreign tax credits.
The effective income tax rates for the years ended December 31, 2020, 2019 and 2018 were 17.4%, 16.6% and 18.7%, respectively. The effective income tax rate for 2020 was higher than the effective income tax rate for 2019, primarily due to discrete tax benefits in 2019, partially offset by a more favorable geographic mix of earnings in 2020. The 2019 discrete tax benefits related to a favorable court ruling, a reduction to the Company’s transition tax liability and additional foreign tax credits which can be carried back under U.S. tax reform transition rules issued by the Department of the Treasury and the Internal Revenue Service.
The effective income tax rate for 2019 was lower than the effective income tax rate for 2018 primarily due to the nondeductible nature of the fine issued by the European Commission in 2018 and a discrete tax benefit related to a favorable court ruling in 2019. These 2019 benefits were partially offset by discrete tax benefits in 2018 primarily related to foreign tax credits generated in 2018 as a result of U.S. tax reform, which can be carried back and utilized in 2017 under transition rules issued by the Department of the Treasury and the Internal Revenue Service.

96 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Singapore Income Tax Rate
In connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance in 2010. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2020, 2019 and 2018, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $260 million, or $0.26 per diluted share, $300 million, or $0.29 per diluted share, and $212 million, or $0.20 per diluted share, respectively.
Indefinite Reinvestment
As of December 31, 2020 the Company had deferred tax liabilities of $61 million primarily related to the tax effect of the estimated foreign exchange impact on unremitted earnings. The Company expects that foreign withholding taxes associated with future repatriation of these earnings will not be material. Earnings of approximately $0.6 billion remain permanently reinvested and the Company estimates that immaterial U.S. federal and state and local income tax expense would result, primarily from foreign exchange, if these earnings were to be repatriated.
Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2020	2019
	(in millions)
Deferred Tax Assets
Accrued liabilities	$324	$354
Compensation and benefits	218	214
State taxes and other credits	47	41
Net operating and capital losses	147	119
Unrealized gain/loss - 2015 EUR Notes	58	20
U.S. foreign tax credits	276	145
Intangible assets	182	157
Other items	142	74
Less: Valuation allowance	(353)	(205)
Total Deferred Tax Assets	1,041	919

Deferred Tax Liabilities
Prepaid expenses and other accruals	78	83
Goodwill and intangible assets	216	187
Property, plant and equipment	183	128
Previously taxed earnings and profits	61	—
Other items	98	63
Total Deferred Tax Liabilities	636	461

Net Deferred Tax Assets	$405	$458
The valuation allowance balance at December 31, 2020 and 2019 primarily relates to the Company’s ability to recognize future tax benefits associated with the carry forward of U.S. foreign tax credits generated in the current and prior periods and certain foreign net operating losses. The recognition of the foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law. The recognition of the foreign losses is

MASTERCARD 2020 FORM 10-K 97

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dependent upon the future taxable income in such jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2020	2019	2018
	(in millions)
Beginning balance	$203	$164	$183
Additions:
Current year tax positions	19	22	23
Prior year tax positions	192	37	5
Reductions:
Prior year tax positions	(10)	(11)	(17)
Settlements with tax authorities	(12)	(2)	(18)
Expired statute of limitations	(4)	(7)	(12)
Ending balance	$388	$203	$164
As of December 31, 2020, the amount of unrecognized tax benefit was $388 million. This amount, if recognized, would reduce the effective income tax rate. The Company’s unrecognized tax benefits increased primarily due to a prior year tax issue resulting from a refund claim filed in 2020.
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
At December 31, 2020 and 2019, the Company had a net income tax-related interest payable of $24 million and $13 million, respectively, in its consolidated balance sheet. Tax-related interest income/(expense) in 2020, 2019 and 2018 was not material. In addition, as of December 31, 2020 and 2019, the amounts the Company has recognized for penalties payable in its consolidated balance sheet were not material.
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

98 MASTERCARD 2020 FORM 10-K

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
United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints were styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against Mastercard International, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints were generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that Mastercard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the no surcharge rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services, resulting in merchants paying excessive costs for the acceptance of Mastercard and Visa credit and debit cards. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs filed a consolidated class action complaint that seeks treble damages.
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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. Mastercard increased its reserve by $237 million during 2018 to reflect both its expected financial obligation under the Damages Class settlement agreement and the filed and anticipated opt-out merchant cases. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019. The district court’s settlement approval order has been appealed. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing. In December 2020, the Rules Relief Class filed a motion for class certification. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020.

MASTERCARD 2020 FORM 10-K 99

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and 2019, Mastercard had accrued a liability of $783 million and $914 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of December 31, 2020 and 2019, Mastercard had $586 million and $584 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of December 31, 2020 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. The suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Quebec suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits were commenced in British Columbia and Ontario against Mastercard, Visa and a number of large Canadian financial institutions. The British Columbia suit sought compensatory damages in unspecified amounts, and the Ontario suit sought compensatory damages of $5 billion on the basis of alleged conspiracy and various alleged breaches of the Canadian Competition Act. Additional purported class action complaints were commenced in Saskatchewan and Alberta with claims that largely mirror those in the other suits. In June 2017, Mastercard entered into a class settlement agreement to resolve all of the Canadian class action litigation. The settlement, which requires Mastercard to make a cash payment and modify its “no surcharge” rule, has received court approval in each Canadian province. Objectors to the settlement have sought to appeal the approval orders. All appellate courts have rejected the objectors’ appeals. In one of the appeals, the objectors have until April 2021 to request an appeal to the Supreme Court of Canada. For the remainder of the appeals, the Supreme Court has previously denied such requests.
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
Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for merchants allegedly paying excessive costs for the acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $4.5 billion as of December 31, 2020). Mastercard has resolved over £2 billion (approximately $3 billion as of December 31, 2020) of these damages claims through settlement or judgment.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent one of the four merchant cases back to the trial court for a determination of liability and damages issues and sent the remaining three merchant cases back to the trial court for a determination of damages issues only. A hearing in one of these merchant cases on liability and damages issues is expected to be scheduled for the fourth quarter of 2021, while a trial on damages for the other three merchant claims is not expected to occur until 2023.
Since June 2015, Mastercard has recorded litigation provisions for settlements, judgments and legal fees relating to these claims, including charges of $237 million in 2018. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims

100 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. Mastercard incurred charges of $22 million in 2020 to reflect both the estimated attorneys’ fees incurred by the four merchant claimants in the U.K. Supreme Court appeal, as well as settlements with a number of Pan-European merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of December 31, 2020). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. The case has been sent back to the trial court for a re-hearing on the plaintiffs’ collective action application in light of the Supreme Court decision. The hearing is scheduled to occur in late March 2021.
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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The case is proceeding with substantive expert discovery.

MASTERCARD 2020 FORM 10-K 101

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the district court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020. In January 2021, the magistrate judge serving on the district court issued a decision recommending that the district court judge deny plaintiffs’ class certification motion. The plaintiffs have the opportunity to file objections to this decision with the district court judge.
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
U.K. Prepaid Cards Matter
Mastercard is subject to an ongoing confidential legal matter related to prepaid cards in the U.K. This matter focuses exclusively on historic behavior, and has no prospective impact on Mastercard’s on-going business. In connection with this matter, in the fourth quarter of 2020, Mastercard recorded a litigation charge of $45 million.
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
As part of its policies, Mastercard requires certain customers that are not in compliance with the Company’s risk standards to post collateral, such as cash, letters of credit, guarantees, or other risk mitigating arrangements. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure was as follows at December 31:

	2020	2019
	(in millions)
Gross settlement exposure	$52,360	$55,800
Collateral applied to settlement exposure	(6,021)	(4,772)
Net uncollateralized settlement exposure	$46,339	$51,028
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $370 million and $367 million at December 31, 2020 and 2019, respectively, of which $294 million and $290 million at December 31, 2020 and 2019, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements

102 MASTERCARD 2020 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s derivative contracts are summarized below:

	December 31, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Commitments to purchase foreign currency	$389	$17	$185	$3
Commitments to sell foreign currency	1,110	(26)	1,506	(25)
Options to sell foreign currency	—	—	21	2

Balance sheet location
Prepaid expenses and other current assets [1]		$19		$12
Other current liabilities [1]		(28)		(32)
1The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized on the consolidated statement of operations for the contracts to purchase and sell foreign currency is summarized below:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Foreign exchange derivative contracts
General and administrative	$40	$(39)	$53
The fair value of the foreign exchange derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign exchange derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of December 31, 2020 and 2019, as these contracts were not designated as hedging instruments for accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as

MASTERCARD 2020 FORM 10-K 103

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
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European operations. As of December 31, 2020, the Company had a net foreign currency transaction loss of $175 million after tax, in accumulated other comprehensive income (loss) associated with hedging activity.
Interest Rate Risk
Cash Flow Hedges
During the fourth quarter of 2019, the Company entered into treasury rate locks for a total notional amount of $1 billion, which were accounted for as cash flow hedges. These contracts were entered into to hedge a portion of the Company’s interest rate exposure attributable to changes in the treasury rates related to the forecasted debt issuance during 2020. The maximum length of time over which the Company had hedged its exposure was 30 years. In connection with the issuance of the 2020 USD Notes, these contracts were settled and the Company paid $175 million. As of December 31, 2020, a cumulative loss of $133 million, after tax, was recorded in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. As of December 31, 2019, the Company recorded a pre-tax net unrealized gain of $14 million ($11 million, after tax) in accumulated other comprehensive income (loss) associated with these contracts.
In 2020, the Company reclassified $4 million, pre-tax, of the deferred loss on cash flow derivative contracts recorded in accumulated other comprehensive income (loss) to interest expense on the statement of operations. The Company estimates that $6 million, pre-tax, of the deferred loss will be reclassified into interest expense within the next 12 months.
Note 24. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” Mastercard’s Chief Executive Officer has been identified as the chief operating decision-maker. All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of Mastercard at the consolidated level.
Revenue by geographic market is based on the location of the Company’s customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 33% of total revenue in 2020, 32% in 2019 and 33% in 2018. No individual country, other than the U.S., generated more than 10% of total revenue in those periods. Mastercard did not have any individual customer that generated greater than 10% of net revenue in 2020, 2019 or 2018.
The following table reflects the geographical location of the Company’s property, equipment and right-of-use assets, net, as of December 31:

	2020	2019	2018
	(in millions)
United States	$1,185	$1,147	$613
Other countries	717	681	308
Total	$1,902	$1,828	$921

104 MASTERCARD 2020 FORM 10-K

PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2020. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
Item 9B. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.

MASTERCARD 2020 FORM 10-K 105

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10. Directors, executive officers and corporate governance
Information regarding our executive officers is included in section “Information about our executive officers” in Part I of this Report. Additional information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”).
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

MASTERCARD 2020 FORM 10-K 107

PART IV
Item 15. Exhibits and financial statement schedules
Item 16. Form 10-K summary

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
Item 15. Exhibits and financial statement schedules
(a)The following documents are filed as part of this Report:
1Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8.
2Consolidated Financial Statement Schedules
None.
3The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index included herein.
Item 16. Form 10-K summary
None.

MASTERCARD 2020 FORM 10-K 109

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

4.21	Officer’s Certificate of the Company, dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).
4.22
Form of Global Note representing the Company’s 3.300% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.23
Form of Global Note representing the Company’s 3.350% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.24
Form of Global Note representing the Company’s 3.850% Notes due 2050 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.25*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
$6,000,000,000 Amended and Restated Credit Agreement, dated as of November 14, 2019, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed February 14, 2020 (File No. 001-32877)).

10.2+
Employment Agreement between Mastercard International Incorporated and Ajaypal Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.2.1+*	Employment Letter Agreement between Mastercard International Incorporated and Ajaypal Banga, dated as of December 31, 2020.
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

10.5+	Description of Employment Arrangement with Craig Vosburg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2018 (File No. 001-32877)).
10.6+	Description of Employment Arrangement with Gilberto Caldart (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).
10.7+	Description of Employment Arrangement with Tim Murphy (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).
10.8+	Description of Employment Arrangement with Michael Froman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.9+	Description of Employment Arrangement with Sachin Mehra (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.10+	Description of Employment Arrangement with Michael Miebach (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.11+*	Mastercard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective February 4, 2019 .
10.12+
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

10.16+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).

10.17+
Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).

10.18+
Form of Mastercard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.19+
Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of April 10, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2018 (File No. 001-32877)).

10.20+
Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of June 25, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 26, 2018 (File No. 001-32877)).

10.21
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

10.23
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 26, 2018 (effective for awards granted on and subsequent to June 25, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2019 (File No. 001-32877)).

10.24
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 26, 2018 (effective for awards granted on and subsequent to June 25, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2019 (File No. 001-32877)).

10.25
Form of Indemnification Agreement between Mastercard Incorporated and certain of its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.26
Form of Indemnification Agreement between Mastercard Incorporated and certain of its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.27
Deed of Gift between Mastercard Incorporated and Mastercard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.28
Settlement Agreement, dated as of June 4, 2003, between Mastercard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.29
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

10.30
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

10.30.1
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

10.30.2
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

10.31**
Mastercard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among Mastercard Incorporated, Mastercard International Incorporated and Mastercard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A filed on November 23, 2011).

10.31.1
Amendment to Mastercard Settlement and Judgment Sharing Agreement, dated as of August 26, 2014, by and among Mastercard Incorporated, Mastercard International Incorporated and Mastercard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014 (File No. 001-32877)).

10.31.2
Second Amendment to Mastercard Settlement and Judgment Sharing Agreement, dated as of October 22, 2015, by and among Mastercard Incorporated, Mastercard International Incorporated and Mastercard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2015 (File No. 001-32877)).

10.32
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

21*	List of Subsidiaries of Mastercard Incorporated.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

110 MASTERCARD 2020 FORM 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 12, 2021	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 12, 2021	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 12, 2021	By:	/s/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	February 12, 2021	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 12, 2021	By:	/s/ AJAY BANGA
Ajay Banga
Executive Chairman; Director

Date:	February 12, 2021	By:	/s/ RICHARD K. DAVIS
Richard K. Davis
Director

Date:	February 12, 2021	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 12, 2021	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 12, 2021	By:	/s/ CHOON PHONG GOH
Choon Phong Goh
Director

Date:	February 12, 2021	By:	/s/ MERIT E. JANOW
Merit E. Janow
Lead Independent Director

Date:	February 12, 2021	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 12, 2021	By:	/s/ YOUNGME MOON
Youngme Moon
Director

Date:	February 12, 2021	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 12, 2021	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 12, 2021	By:	/s/ GABRIELLE SULZBERGER
Gabrielle Sulzberger
Director

Date:	February 12, 2021	By:	/s/ JACKSON TAI
Jackson Tai
Director

Date:	February 12, 2021	By:	/s/ LANCE UGGLA
Lance Uggla
Director

111 MASTERCARD 2020 FORM 10-K