Form 10-Q
period 2021-03-31
Mastercard Inc
filed 2021-04-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 26, 2021, there were 982,905,062 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 8,142,424 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	29	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	39	Item 3.	Quantitative and qualitative disclosures about market risk
	40	Item 4.	Controls and procedures

PART II	42	Item 1.	Legal proceedings
	42	Item 1A.	Risk factors
	42	Item 2.	Unregistered sales of equity securities and use of proceeds
	42	Item 5.	Other information
	42	Item 6.	Exhibits
	44	-	Signatures

2 MASTERCARD MARCH 31, 2021 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption; account-based payment systems; and issuer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of the global coronavirus (COVID-19) pandemic and measures taken in response
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payment system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, banking industry consolidation, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD MARCH 31, 2021 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD MARCH 31, 2021 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Net Revenue	$4,155	$4,009
Operating Expenses
General and administrative	1,676	1,494
Advertising and marketing	119	154
Depreciation and amortization	163	144
Provision for litigation	—	6
Total operating expenses	1,958	1,798
Operating income	2,197	2,211
Other Income (Expense)
Investment income	1	16
Gains (losses) on equity investments, net	94	(174)
Interest expense	(107)	(69)
Other income (expense), net	5	3
Total other income (expense)	(7)	(224)
Income before income taxes	2,190	1,987
Income tax expense	362	294
Net Income	$1,828	$1,693
Basic Earnings per Share	$1.84	$1.68
Basic weighted-average shares outstanding	994	1,005
Diluted Earnings per Share	$1.83	$1.68
Diluted weighted-average shares outstanding	998	1,010

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$1,828	$1,693
Other comprehensive income (loss):
Foreign currency translation adjustments	(198)	(281)
Income tax effect	33	14
Foreign currency translation adjustments, net of income tax effect	(165)	(267)
Translation adjustments on net investment hedges	133	20
Income tax effect	(30)	(4)
Translation adjustments on net investment hedge, net of income tax effect	103	16
Cash flow hedges	3	(189)
Income tax effect	(1)	39
Reclassification adjustments for cash flow hedges	1	—
Income tax effect	—	—
Cash flow hedges, net of income tax effect	3	(150)
Investment securities available-for-sale	1	(7)
Income tax effect	—	2
Investment securities available-for-sale, net of income tax effect	1	(5)
Other comprehensive income (loss), net of tax	(58)	(406)
Comprehensive Income	$1,770	$1,287

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2021 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (unaudited)
	March 31, 2021	December 31, 2020
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,246	$10,113
Restricted cash for litigation settlement	586	586
Investments	489	483
Accounts receivable	2,648	2,646
Settlement due from customers	1,678	1,706
Restricted security deposits held for customers	1,759	1,696
Prepaid expenses and other current assets	1,999	1,883
Total current assets	16,405	19,113
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,441 and $1,390, respectively	1,850	1,902
Deferred income taxes	459	491
Goodwill	7,051	4,960
Other intangible assets, net of accumulated amortization of $1,551 and $1,489, respectively	3,321	1,753
Other assets	5,714	5,365
Total Assets	$34,800	$33,584
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$476	$527
Settlement due to customers	1,297	1,475
Restricted security deposits held for customers	1,759	1,696
Accrued litigation	841	842
Accrued expenses	5,200	5,430
Current portion of long-term debt	649	649
Other current liabilities	1,253	1,228
Total current liabilities	11,475	11,847
Long-term debt	13,221	12,023
Deferred income taxes	391	86
Other liabilities	3,260	3,111
Total Liabilities	28,347	27,067
Commitments and Contingencies
Redeemable Non-controlling Interests	28	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,397 and 1,396 shares issued and 984 and 987 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	4,949	4,982
Class A treasury stock, at cost, 413 and 409 shares, respectively	(38,024)	(36,658)
Retained earnings	40,140	38,747
Accumulated other comprehensive income (loss)	(738)	(680)
Mastercard Incorporated Stockholders' Equity	6,327	6,391
Non-controlling interests	98	97
Total Equity	6,425	6,488
Total Liabilities, Redeemable Non-controlling Interests and Equity	$34,800	$33,584

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488
Net income	—	—	—	—	1,828	—	1,828	—	1,828
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(58)	(58)	—	(58)
Dividends	—	—	—	—	(434)	—	(434)	—	(434)
Purchases of treasury stock	—	—	—	(1,370)	—	—	(1,370)	—	(1,370)
Share-based payments	—	—	(33)	4	—	—	(29)	—	(29)
Balance at March 31, 2021	$—	$—	$4,949	$(38,024)	$40,140	$(738)	$6,327	$98	$6,425

	Three Months Ended March 31, 2020
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917
Net income	—	—	—	—	1,693	—	1,693	—	1,693
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(406)	(406)	—	(406)
Dividends	—	—	—	—	(402)	—	(402)	—	(402)
Purchases of treasury stock	—	—	—	(1,330)	—	—	(1,330)	—	(1,330)
Share-based payments	—	—	(52)	4	—	—	(48)	—	(48)
Balance at March 31, 2020	$—	$—	$4,735	$(33,531)	$35,273	$(1,079)	$5,398	$25	$5,423

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2021 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities
Net income	$1,828	$1,693
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	338	237
Depreciation and amortization	163	144
(Gains) losses on equity investments, net	(94)	174
Share-based compensation	65	52
Deferred income taxes	33	26
Other	11	20
Changes in operating assets and liabilities:
Accounts receivable	(70)	(3)
Settlement due from customers	28	1,831
Prepaid expenses	(562)	(331)
Accrued litigation and legal settlements	(2)	(62)
Restricted security deposits held for customers	63	148
Accounts payable	(15)	(102)
Settlement due to customers	(178)	(1,564)
Accrued expenses	(163)	(622)
Net change in other assets and liabilities	18	218
Net cash provided by operating activities	1,463	1,859
Investing Activities
Purchases of investment securities available-for-sale	(155)	(74)
Purchases of investments held-to-maturity	(38)	(45)
Proceeds from sales of investment securities available-for-sale	72	179
Proceeds from maturities of investment securities available-for-sale	23	64
Proceeds from maturities of investments held-to-maturity	79	65
Purchases of property and equipment	(65)	(131)
Capitalized software	(79)	(78)
Purchases of equity investments	(42)	(135)
Acquisition of businesses, net of cash acquired	(3,364)	—
Settlement of interest rate derivative contracts	—	(175)
Other investing activities	9	(177)
Net cash used in investing activities	(3,560)	(507)
Financing Activities
Purchases of treasury stock	(1,356)	(1,383)
Dividends paid	(439)	(403)
Proceeds from debt, net	1,282	3,959
Tax withholdings related to share-based payments	(121)	(131)
Cash proceeds from exercise of stock options	23	31
Other financing activities	5	27
Net cash (used in) provided by financing activities	(606)	2,100
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(101)	(88)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,804)	3,364
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	12,419	8,969
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,615	$12,333

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD MARCH 31, 2021 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At March 31, 2021 and December 31, 2020, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of December 31, 2020. The consolidated financial statements for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
On March 5, 2021, Mastercard acquired a majority of the Corporate Services business of Nets Denmark A/S for €3.0 billion (approximately $3.6 billion as of the date of acquisition) in cash consideration based on a €2.85 billion enterprise value, adjusted for cash and net working capital at closing. The business acquired is primarily comprised of clearing and instant payment services and e-billing solutions.
In relation to this acquisition, the Company’s preliminary estimate of net assets acquired has been recorded and primarily relates to intangible assets, including goodwill of $2.1 billion, of which $0.8 billion is expected to be deductible for local tax purposes. The goodwill arising from the acquisition is primarily attributable to the synergies expected to arise through geographic, product and customer expansion, the underlying technology and workforce acquired. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.

MASTERCARD MARCH 31, 2021 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is in the process of obtaining additional information necessary to finalize the valuation of the acquired assets and liabilities assumed as of the acquisition date. Therefore, the preliminary fair values set forth below use information available as of March 31, 2021 and are subject to adjustment as additional information is obtained and the valuations are completed. The initial purchase price allocation, as of the acquisition date, is noted below:

(in millions)
Assets:
Cash and cash equivalents	$203
Other current assets	15
Other intangible assets	1,622
Goodwill	2,116
Total assets	3,956

Liabilities:
Other current liabilities	70
Deferred income taxes	319
Total liabilities	389

Net assets acquired	$3,567
The following table summarizes the identified intangible assets acquired during the three months ended March 31, 2021:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$208	14.7
Customer relationships	1,393	19.5
Other	21	8.0
Other intangible assets	$1,622	18.7
Proforma information related to the acquisition was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
In 2020, the Company acquired several businesses in separate transactions for total consideration of $1.1 billion. As of March 31, 2021, the Company had finalized the purchase accounting for $185 million of the businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2020. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Pending Acquisition
In April 2021, Mastercard entered into a definitive agreement to acquire Ekata, Inc. for $850 million. The acquisition will advance our digital identity verification capabilities. Subject to regulatory review and other customary closing conditions, the acquisition is expected to close within the next six months.

12 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenue by source:
Domestic assessments	$1,798	$1,683
Cross-border volume fees	932	1,217
Transaction processing	2,351	2,200
Other revenues	1,347	1,062
Gross revenue	6,428	6,162
Rebates and incentives (contra-revenue)	(2,273)	(2,153)
Net revenue	$4,155	$4,009
Net revenue by geographic region:
North American Markets	$1,491	$1,334
International Markets	2,618	2,633
Other [1]	46	42
Net revenue	$4,155	$4,009
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	March 31, 2021	December 31, 2020
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,480	$2,505
Contract assets
Prepaid expenses and other current assets	72	59
Other assets	269	245
Deferred revenue [1]
Other current liabilities	432	355
Other liabilities	169	143

1    Revenue recognized from performance obligations satisfied during the three months ended March 31, 2021 and 2020 was $180 million and $189 million, respectively.

MASTERCARD MARCH 31, 2021 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Numerator
Net income	$1,828	$1,693
Denominator
Basic weighted-average shares outstanding	994	1,005
Dilutive stock options and stock units	4	5
Diluted weighted-average shares outstanding [1]	998	1,010
Earnings per Share
Basic	$1.84	$1.68
Diluted	$1.83	$1.68
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

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$7,246	$10,113
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	586
Restricted security deposits held for customers	1,759	1,696
Prepaid expenses and other current assets	24	24
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,615	$12,419
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Available-for-sale securities	$371	$321
Held-to-maturity securities	118	162
Total investments	$489	$483

14 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale-Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$9	$—	$—	$9	$10	$—	$—	$10
Government and agency securities	124	—	—	124	64	—	—	64
Corporate securities	237	1	—	238	246	1	—	247
Total	$370	$1	$—	$371	$320	$1	$—	$321
The Company’s corporate and municipal available-for-sale investment securities held at March 31, 2021 and December 31, 2020 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2021 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$180	$180
Due after 1 year through 5 years	190	191
Total	$370	$371
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2021 and 2020 were not significant.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2020	Purchases (Sales), net	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2021
	(in millions)
Marketable securities	$476	$—	$54	$2	$532
Nonmarketable securities	696	40	40	(3)	773
Total equity investments	$1,172	$40	$94	$(1)	$1,305
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.

MASTERCARD MARCH 31, 2021 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of our Nonmarketable securities:

	March 31, 2021	December 31, 2020
	(in millions)
Measurement alternative [1]	$606	$539
Equity method	167	157
Total Nonmarketable securities	$773	$696
1    Cumulative impairments and downward fair value adjustments on measurement alternative investments were $14 million and cumulative upward fair value adjustments were $117 million as of March 31, 2021.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. There were no transfers made among the three levels in the Valuation Hierarchy for the three months ended March 31, 2021.
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$9	$—	$9	$—	$10	$—	$10
Government and agency securities	36	88	—	124	26	38	—	64
Corporate securities	—	238	—	238	—	247	—	247
Derivative instruments [2]:
Foreign exchange contracts	—	56	—	56	—	19	—	19
Marketable securities [3]:
Equity securities	532	—	—	532	476	—	—	476
Deferred compensation plan [4]:
Deferred compensation assets	80	—	—	80	78	—	—	78

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(7)	$—	$(7)	$—	$(28)	$—	$(28)
Deferred compensation plan [5]:
Deferred compensation liabilities	(79)	—	—	(79)	(81)	—	—	(81)

16 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale municipal securities, non-U.S. government and agency securities and corporate securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
2The Company’s foreign exchange derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign exchange for similar derivative instruments. See Note 17 (Derivative and Hedging Instruments) for further details.
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
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At March 31, 2021, the carrying value and fair value of total long-term debt (including the current portion) was $13.9 billion and $15.1 billion, respectively. At December 31, 2020, the carrying value and fair value of long-term debt (including the current portion) was $12.7 billion and $14.8 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$1,148	$1,086
Prepaid income taxes	59	78
Other	792	719
Total prepaid expenses and other current assets	$1,999	$1,883

MASTERCARD MARCH 31, 2021 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other assets consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$3,413	$3,220
Equity investments	1,305	1,172
Income taxes receivable	559	553
Other	437	420
Total other assets	$5,714	$5,365
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$3,952	$3,998
Personnel costs	441	727
Income and other taxes	296	208
Other	511	497
Total accrued expenses	$5,200	$5,430
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of March 31, 2021 and December 31, 2020, the Company’s provision for litigation was $841 million and $842 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

18 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			March 31, 2021	December 31, 2020	Effective Interest Rate
			(in millions)
2021 USD Notes	1.900%	Senior Notes due March 2031	$600	$—	1.981%
	2.950%	Senior Notes due March 2051	700	—	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [1]	1.100%	Senior Notes due December 2022	822	859	1.265%
	2.100%	Senior Notes due December 2027	940	982	2.189%
	2.500%	Senior Notes due December 2030	176	184	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			13,988	12,775
Less: Unamortized discount and debt issuance costs			(118)	(103)
Total debt outstanding			13,870	12,672
Less: Current portion[2]			(649)	(649)
Long-term debt			$13,221	$12,023
1€1.650 billion euro-denominated debt issued in December 2015.
22016 USD Notes due in November 2021 are classified on the consolidated balance sheet as current portion of long-term debt.
In March 2021, the Company issued $600 million principal amount of notes due March 2031 and $700 million principal amount of notes due March 2051 (collectively the “2021 USD Notes”). The net proceeds from the issuance of the 2021 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.282 billion.
The outstanding debt described above is not subject to any financial covenants and it may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
Note 11. Stockholders' Equity
The Company declared quarterly cash dividends on its Class A and Class B Common Stock during the three months ended March 31, 2021 and 2020 as summarized below:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Dividends declared per share	$0.44	$0.40
Total dividends declared	$434	$402
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase shares of its Class A Common Stock. These programs become effective after the completion of the previously authorized share repurchase program.

MASTERCARD MARCH 31, 2021 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2021, as well as historical purchases:

Board authorization dates	December 2020	December 2019	December 2018
Date program became effective	Not yet effective	January 2020	January 2019	Total
	(in millions, except average price data)
Board authorization	$6,000	$8,000	$6,500	$20,500
Dollar value of shares repurchased during the three months ended March 31, 2020	$—	$1,079	$304	$1,383
Remaining authorization at December 31, 2020	$6,000	$3,831	$—	$9,831
Dollar value of shares repurchased during the three months ended March 31, 2021	$—	$1,356	$—	$1,356
Remaining authorization at March 31, 2021	$6,000	$2,475	$—	$8,475
Shares repurchased during the three months ended March 31, 2020	—	3.7	1.0	4.7
Average price paid per share during the three months ended March 31, 2020	$—	$290.86	$304.89	$293.83
Shares repurchased during the three months ended March 31, 2021	—	3.9	—	3.9
Average price paid per share during the three months ended March 31, 2021	$—	$346.49	$—	$346.49
Cumulative shares repurchased through March 31, 2021	—	17.2	25.8	43.0
Cumulative average price paid per share	$—	$320.81	$251.72	$279.36
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the three months ended March 31, 2021:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2020	986.9	8.3
Purchases of treasury stock	(3.9)	—
Share-based payments	0.8	—
Conversion of Class B to Class A common stock	0.1	(0.1)
Balance at March 31, 2021	983.9	8.2

20 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020 were as follows:

	December 31, 2020	Increase / (Decrease)	Reclassifications	March 31, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(165)	$—	$(517)
Translation adjustments on net investment hedges [2]	(175)	103	—	(72)
Cash flow hedges
Foreign exchange contracts [3]	—	2	—	2
Interest rate contracts [4]	(133)	—	1	(132)
Defined benefit pension and other postretirement plans	(20)	—	—	(20)
Investment securities available-for-sale	—	1	—	1
Accumulated Other Comprehensive Income (Loss)	$(680)	$(59)	$1	$(738)

	December 31, 2019	Increase / (Decrease)	Reclassifications	March 31, 2020
	(in millions)
Foreign currency translation adjustments[1]	$(638)	$(267)	$—	$(905)
Translation adjustments on net investment hedges [2]	(38)	16	—	(22)
Cash flow hedges
Interest rate contracts [4]	11	(150)	—	(139)
Defined benefit pension and other postretirement plans	(9)	—	—	(9)
Investment securities available-for-sale	1	(5)	—	(4)
Accumulated Other Comprehensive Income (Loss)	$(673)	$(406)	$—	$(1,079)
1.During the three months ended March 31, 2021, the increase in the accumulated other comprehensive loss related for foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar. During the three months ended March 31, 2020, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro, British pound and Brazilian real against the U.S. dollar.
2.During the three months ended March 31, 2021 and 2020, the decreases in the accumulated other comprehensive loss related to the net investment hedges were driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
3.Beginning in 2021, certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings. See Note 17 (Derivative and Hedging Instruments) for additional information.
4.In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled for a loss of $175 million, or $136 million net of tax, recorded in accumulated other comprehensive income (loss). The cumulative loss will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes. See Note 17 (Derivative and Hedging Instruments) for additional information.
Note 13. Share-Based Payments
During the three months ended March 31, 2021, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2021	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$92
Restricted stock units	0.7	358
Performance stock units	0.2	385
The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2021 was

MASTERCARD MARCH 31, 2021 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated to be six years, while the expected volatility was determined to be 26.1%. Stock options generally vest in four equal annual installments beginning one year after the date of grant and expire ten years from the date of grant.
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The shares underlying the RSUs will generally vest in four equal annual installments beginning one year after the date of grant.
The Company used the Monte Carlo simulation valuation model to determine the grant-date fair value of performance stock units (“PSUs”) granted. Shares underlying the PSUs will vest after three years from the date of grant and are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 14. Income Taxes
The effective income tax rates were 16.5% and 14.8% for the three months ended March 31, 2021 and 2020, respectively. The higher effective income tax rate for the three months ended March 31, 2021, versus the comparable period in 2020, was primarily due to lower discrete tax benefits related to share-based payments.
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

22 MASTERCARD MARCH 31, 2021 FORM 10-Q

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
In February 2011, Mastercard and Mastercard International entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of financial institutions; and (2) a Mastercard settlement and judgment sharing agreement with a number of financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which Mastercard, the Visa parties and the financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the merchant litigation cases. Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the financial institutions and Mastercard, Mastercard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only Mastercard and the financial institutions with respect to their issuance of Mastercard cards, Mastercard would pay 36% of the monetary portion of such settlement.
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
As of March 31, 2021 and December 31, 2020, Mastercard had accrued a liability of $783 million as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of March 31, 2021 and December 31, 2020, Mastercard had $586 million in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of March 31, 2021 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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

MASTERCARD MARCH 31, 2021 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
class settlement agreement to resolve all of the Canadian class action litigation. The settlement, which required Mastercard to make a cash payment and modify its “no surcharge” rule, received court approval in each Canadian province. All appeals by objectors to the settlement have either been rejected by the Supreme Court or abandoned, and the settlement is now final.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). In aggregate, the alleged damages claims from the U.K. and Pan-European Merchant claimants were in the amount of approximately £3 billion (approximately $5 billion as of March 31, 2021). Mastercard has resolved over £2 billion (approximately $3 billion as of March 31, 2021) of these damages claims through settlement or judgment.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K. domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent one of the four merchant cases back to the trial court for a determination of liability and damages issues and sent the remaining three merchant cases back to the trial court for a determination of damages issues only. A hearing in one of these merchant cases on liability and damages issues is expected to be scheduled for the fourth quarter of 2021, while a trial on damages for the other three merchant claims is not expected to occur until 2023.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, the court has scheduled for May 2021 argument related to the plaintiffs’ motion for summary judgment on certain liability issues. Mastercard incurred charges of $22 million during the second quarter of 2020 to reflect both the estimated attorneys’ fees incurred by the four merchant claimants in the U.K. Supreme Court appeal, as well as settlements with a number of Pan-European merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of March 31, 2021). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application.
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

24 MASTERCARD MARCH 31, 2021 FORM 10-Q

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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The case is proceeding with substantive expert discovery. The plaintiffs’ have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the district court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020. In January 2021, the magistrate judge serving on the district court issued an opinion recommending that the district court judge deny plaintiffs’ class certification motion. In light of an appellate court decision, issued subsequent to the magistrate’s recommendation, the district court judge has instructed the parties to re-brief the motion for class certification.
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
U.K. Prepaid Cards Matter
In 2019, Mastercard was informed by the U.K. Payment Systems Regulator (PSR) that Mastercard was a target of its confidential investigation into alleged anti-competitive conduct by public sector prepaid card program managers in the U.K. This matter focused exclusively on historic behavior. In March 2021, the PSR announced the resolution and settlement of this investigation. As part of the resolution, Mastercard has agreed to pay a maximum fine of £32 million. This matter has no prospective impact on Mastercard’s on-going business. In connection with this matter, in the fourth quarter of 2020, Mastercard recorded a litigation charge of $45 million.
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

MASTERCARD MARCH 31, 2021 FORM 10-Q 25

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
The Company’s estimated settlement exposure was as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Gross settlement exposure	$52,265	$52,360
Collateral applied to settlement exposure	(6,128)	(6,021)
Net uncollateralized settlement exposure	$46,137	$46,339
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $368 million and $370 million at March 31, 2021 and December 31, 2020, respectively, of which $292 million and $294 million at March 31, 2021 and December 31, 2020, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 17. Derivative and Hedging Instruments
The Company monitors and manages its foreign currency and interest rate exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.  A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates principally through the use of both foreign exchange derivative contracts and foreign currency denominated debt. In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances.
Cash Flow Hedges
The Company may enter into foreign exchange derivative contracts, including forwards and options, to manage the impact of foreign currency variability on anticipated revenues and expenses, which fluctuate based on currencies other than the functional currency of the entity. The objective of these hedging activities is to reduce the effect of movement in foreign exchange rates for a portion of revenues and expenses forecasted to occur. As these contracts are designated as cash flow hedging instruments, gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings.
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled at a loss of $136 million after tax, in accumulated other comprehensive income (loss). As of March 31, 2021, a cumulative loss of $132 million after tax, remains in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are designated as an excluded component and recognized in general and administrative expenses on the consolidated statement of operations over the hedge period.
In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in its European operations. As of March 31, 2021, the Company had a net foreign currency loss of $72 million after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.

26 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-designated Derivatives
The Company may also enter into foreign exchange derivative contracts to serve as economic hedges, such as to offset possible changes in the value of monetary assets and liabilities due to foreign exchange fluctuations, without designating these derivative contracts as hedging instruments. In addition, the Company is subject to foreign exchange risk as part of its daily settlement activities. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with customers. To manage this risk, the Company may enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies. Gains and losses resulting from changes in fair value of these contracts are recorded in general and administrative expenses on the consolidated statement of operations, net, along with the foreign currency gains and losses on monetary assets and liabilities.
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Derivative assets:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$145	$3	$—	$—
Foreign exchange contracts in a net investment hedge [1]	$1,812	$47	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	$713	$6	$483	$19
Total Derivative Assets	$2,670	$56	$483	$19

Derivative liabilities:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [2]	$52	$—	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts [2]	$464	$(7)	$1,016	$(28)
Total Derivative Liabilities	$516	$(7)	$1,016	$(28)
1.Foreign exchange derivative assets are included within prepaid expenses and other current assets on the consolidated balance sheet
2.Foreign exchange derivative liabilities are included within other current liabilities on the consolidated balance sheet
The gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Unrealized Gain (Loss) Recognized in OCI			Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended March 31,
	2021	2020		2021	2020
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$3	$—	Net revenue	$—	$—
Interest rate contracts	$—	$(189)	Interest expense	$(1)	$—

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts [1]	$46	$—
1.The amounts recognized in earnings related to forward points, the excluded component, was not material.
The Company estimates that $3 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2021 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.

MASTERCARD MARCH 31, 2021 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2021	2020
	(in millions)
Foreign exchange derivative contracts
General and administrative	$4	$107
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. The Company’s derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

28 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2020 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2021. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
COVID-19
Since early 2020, the coronavirus (“COVID-19”) pandemic has spread rapidly across the globe and has had significant negative effects on the global economy. This outbreak has affected business activity, adversely impacting consumers, our customers, suppliers and business partners, as well as our workforce. We continue to monitor the effects of the pandemic and actions taken by governments as they relate to travel restrictions, social distancing measures and restrictions on business operations, as well as the continued impact of these actions on consumers and businesses. While some of these measures have eased in certain jurisdictions, others have remained in place. The extent to which current measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the progress of the global administration of vaccines.
The following table provides a summary of trends in our quarterly key metrics since early 2020 as compared to the respective year-ago periods to provide context of the effects of the pandemic:

	2020 Quarter Ended				2021 Quarter Ended
	March 31	June 30	September 30	December 31	March 31
	Increase/(Decrease)
Gross dollar volume (local currency basis)	8%	(10)%	1%	1%	8%
Cross-border volume (local currency basis)	(1)%	(45)%	(36)%	(29)%	(17)%
Switched transactions	13%	(10)%	5%	4%	9%
While the COVID-19 outbreak has continued to affect our 2021 performance to date, growth rates for our key metrics continued to improve as we began to lap the initial effects of the pandemic in February 2021, as seen in the above table.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, including the duration of the pandemic and its impact on the global economy, which are highly uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020
	($ in millions, except per share data)
Net revenue	$4,155	$4,009	4%
Operating expenses	$1,958	$1,798	9%
Operating income	$2,197	$2,211	(1)%
Operating margin	52.9%	55.2%	(2.3) ppt
Income tax expense	$362	$294	23%
Effective income tax rate	16.5%	14.8%	1.8 ppt
Net income	$1,828	$1,693	8%
Diluted earnings per share	$1.83	$1.68	9%
Diluted weighted-average shares outstanding	998	1,010	(1)%

MASTERCARD MARCH 31, 2021 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,155	$4,009	4%	2%
Adjusted operating expenses	$1,958	$1,792	9%	7%
Adjusted operating margin	52.9%	55.3%	(2.4) ppt	(2.0) ppt
Adjusted effective income tax rate	16.9%	14.9%	2.0 ppt	2.0 ppt
Adjusted net income	$1,741	$1,844	(6)%	(6)%
Adjusted diluted earnings per share	$1.74	$1.83	(5)%	(5)%
Note: Tables may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three months ended March 31, 2021, versus the comparable period in 2020, were as follows:

Net revenue
Three Months Ended March 31, 2021		Net revenue increased 2% on a currency-neutral basis, and includes a 1 percentage point benefit from acquisitions. The primary drivers of net revenue were:
GAAP	Non-GAAP (currency-neutral)
up 4%	up 2%	- Gross dollar volume growth of 8% on a local currency basis
- Switched transactions growth of 9%
- Other revenues growth of 27% on both a reported and currency-neutral basis, which includes 3 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.
These increases to net revenue were partially offset by:
- Cross-border volume decline of 17% on a local currency basis
- Rebates and incentives growth of 6%, or 4% on a currency-neutral basis

Operating expenses	Adjusted operating expenses
Three Months Ended March 31, 2021		Adjusted operating expenses increased 7% on a currency-neutral basis, which included a 4 percentage point increase due to acquisitions and a 3 percentage point increase related to the differential in hedging gains and losses versus the prior period. Excluding these items, expenses were flat.
GAAP	Non-GAAP (currency-neutral)
up 9%	up 7%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended March 31, 2021		Adjusted effective income tax rate of 16.9% was higher than prior year primarily due to lower discrete benefits related to share-based payments.
GAAP	Non-GAAP (currency-neutral)
16.5%	16.9%
Other financial highlights for the three months ended March 31, 2021 were as follows:
•We generated net cash flows from operations of $1.5 billion.
•We completed the acquisition of a business for total consideration of $3.6 billion.
•We repurchased 3.9 million shares of our common stock for $1.4 billion and paid dividends of $0.4 billion.
•We completed a debt offering for an aggregate principal amount of $1.3 billion.

30 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of gains and losses on our equity investments which primarily includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three months ended March 31, 2021 and 2020, we recorded net gains of $94 million ($87 million after tax, or $0.09 per diluted share) and net losses of $174 million ($146 million after tax, or $0.14 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the first quarter of 2020, we recorded pre-tax charges of $6 million ($5 million after tax, and an immaterial impact per diluted share) related to litigation settlements with U.K. merchants.
See Note 6 (Investments) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for further discussion. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
Currency-neutral Growth Rates
We present growth rates adjusted for the impact of currency which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results as well as removing the related impact of our designated foreign exchange derivative contracts related to our cash flow hedging activities. The impact of currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our designated cash flow foreign exchange derivative contracts is recognized in the respective financial statement line item on the statement of operations when the underlying forecasted transactions impact earnings. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
The translational and transactional impact of currency and the related impact of our designated foreign exchange cash flow hedging activities (“Currency impact”) has been excluded from our currency-neutral growth rates and has been identified in our drivers of change impact tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Revenue and Operating Expenses” for our drivers of change impact tables.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

MASTERCARD MARCH 31, 2021 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended March 31, 2021
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,958	52.9%	$(7)	16.5%	$1,828	$1.83
(Gains) losses on equity investments	**	**	(94)	0.4%	(87)	(0.09)
Non-GAAP	$1,958	52.9%	$(101)	16.9%	$1,741	$1.74

	Three Months Ended March 31, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,798	55.2%	$(224)	14.8%	$1,693	$1.68
(Gains) losses on equity investments	**	**	174	0.1%	146	0.14
Litigation provisions	(6)	0.2%	**	—%	5	—
Non-GAAP	$1,792	55.3%	$(50)	14.9%	$1,844	$1.83
Note: Tables may not sum due to rounding.
**    Not applicable
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2021 as compared to the Three Months Ended March 31, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	4%	9%	(2.3) ppt	1.8 ppt	8%	9%
(Gains) losses on equity investments	**	**	**	0.3 ppt	(13)%	(13)%
Litigation provisions	**	—%	(0.2) ppt	— ppt	—%	(1)%
Non-GAAP	4%	9%	(2.4) ppt	2.0 ppt	(6)%	(5)%
Currency impact [1]	(1)%	(3)%	0.5 ppt	— ppt	(1)%	(1)%
Non-GAAP - currency-neutral	2%	7%	(2.0) ppt	2.0 ppt	(6)%	(5)%
Note: Tables may not sum due to rounding.
**    Not applicable
1    See “Non-GAAP Financial Information” for further information on Currency impact.
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

32 MASTERCARD MARCH 31, 2021 FORM 10-Q

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2021, GDV on a U.S. dollar-converted basis and on a local currency basis increased 9% and 8%, respectively, versus the comparable period in 2020. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency of the entity.
Through December 31, 2020, our approach to manage our transactional currency exposure consisted of hedging a portion of anticipated revenues impacted by transactional currencies by entering into foreign exchange derivative contracts, and recording the related changes in fair value in general and administrative expenses on the consolidated statement of operations. During the first quarter of 2021, we started to formally designate certain newly-executed foreign exchange derivative contracts, which meet the established accounting criteria, as cash flow hedges. Gains and losses resulting from changes in fair value of these designated contracts will be deferred in accumulated other comprehensive income (loss) and subsequently recognized in the respective financial statement line item on the statement of operations when the underlying forecasted transactions impact earnings.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement receivables and payables with our customers, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of a portion of our nonfunctional monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statement of operations. The impact of foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.
Our foreign exchange risk management activities are discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
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

MASTERCARD MARCH 31, 2021 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Revenue
For the three months ended March 31, 2021, gross revenue increased 4%, or 3% on a currency-neutral basis, versus the comparable period in 2020, which includes growth of 1% percentage points from acquisitions. The remaining increase was primarily driven by growth in gross dollar volume activity, number of switched transactions and our value-added products and services, partially offset by a decrease in our cross-border volumes.
Rebates and incentives increased 6%, or 4% on a currency-neutral basis, for the three months ended March 31, 2021, versus the comparable period in 2020, primarily due to new and renewed deals and increased volumes, partially offset by mix.
Net revenue increased 4%, or 2% on a currency-neutral basis, for the three months ended March 31, 2021, versus the comparable period in 2020, and includes 1 percentage point of growth from our acquisitions.
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	($ in millions)
Domestic assessments	$1,798	$1,683	7%
Cross-border volume fees	932	1,217	(23)%
Transaction processing	2,351	2,200	7%
Other revenues	1,347	1,062	27%
Gross revenue	6,428	6,162	4%
Rebates and incentives (contra-revenue)	(2,273)	(2,153)	6%
Net revenue	$4,155	$4,009	4%
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31, 2021
	Operational		Acquisitions	Currency Impact [3]	Total
Domestic assessments	8%	1	—%	(1)%	7%
Cross-border volume fees	(26)%	1	—%	2%	(23)%
Transaction processing	4%	1	—%	2%	7%
Other revenues	23%	2	3%	—%	27%
Rebates and incentives (contra-revenue)	4%		—%	1%	6%
Net revenue	1%		1%	1%	4%
Note: Table may not sum due to rounding.
1    Includes impacts from our key metrics, other non-volume based fees, pricing and mix.
2    Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.
3    Includes the translational and transactional impact of currency and the related impact of our designated foreign exchange cash flow hedging activities.

34 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the trend in volumes and transactions:

	Three Months Ended March 31,
	2021		2020
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV [1]	9%	8%	6%	8%
Asia Pacific/Middle East/Africa	10%	5%	3%	6%
Canada	9%	2%	3%	4%
Europe	8%	5%	9%	12%
Latin America	(3)%	6%	2%	12%
United States	14%	14%	6%	6%
Cross-border volume [1]	(13)%	(17)%	(3)%	(1)%
1    Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended March 31,
	2021	2020
	Increase/(Decrease)
Switched transactions	9%	13%

Operating Expenses
For the three months ended March 31, 2021, operating expenses increased 9%, or 7% on a currency-neutral basis, versus the comparable period in 2020, which includes a 4 percentage point increase from acquisitions. Excluding acquisitions, expenses increased primarily due to higher personnel costs to support our continued investment in our strategic initiatives and a 3 percentage point increase due to the lapping of a favorable hedging gain from the prior year, partially offset by reduced spending on advertising and marketing, travel and professional fees.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	($ in millions)
General and administrative	$1,676	$1,494	12%
Advertising and marketing	119	154	(22)%
Depreciation and amortization	163	144	13%
Provision for litigation	—	6	**
Total operating expenses	1,958	1,798	9%
Special Items [1]	—	(6)	**
Adjusted total operating expenses (excluding Special Items 1)	$1,958	$1,792	9%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD MARCH 31, 2021 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended March 31, 2021
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	6%	**	3%	3%	12%
Advertising and marketing	(25)%	**	1%	2%	(22)%
Depreciation and amortization	2%	**	9%	2%	13%
Provision for litigation	**	**	**	**	**
Total operating expenses	3%	**	4%	3%	9%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Includes translational and transactional impact of currency.
General and Administrative
For the three months ended March 31, 2021, general and administrative expenses increased 12%, or 9% on a currency-neutral basis, versus the comparable period in 2020. Current period results include growth of 3 percentage points from acquisitions. Excluding acquisitions, expenses increased primarily due to an increase in personnel costs to support our continued investment in our strategic initiatives and a 4 percentage point increase due to the lapping of a favorable hedging gain from the prior year, partially offset by reduced spending on travel.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020
	($ in millions)
Personnel	$1,104	$962	15%
Professional fees	97	93	4%
Data processing and telecommunications	200	179	12%
Foreign exchange activity [1]	8	(52)	**
Other	267	312	(15)%
Total general and administrative expenses	$1,676	$1,494	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
Advertising and marketing expenses decreased 22%, or 24% on a currency-neutral basis, respectively, for the three months ended March 31, 2021, versus the comparable period in 2020, primarily due to lower advertising and sponsorship spend in response to COVID-19.
Depreciation and Amortization
For the three months ended March 31, 2021, depreciation and amortization expenses increased 13%, or 11% on a currency-neutral basis, respectively, versus the comparable period in 2020, which includes growth of 9 percentage points from acquisitions.
Provision for Litigation
For the three months ended March 31, 2021, there were no litigation charges. For the three months ended March 31, 2020, we recorded $6 million in provisions for litigation settlements with U.K. merchants. See “Non-GAAP Financial Information” in this section for further discussion.

36 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended March 31, 2021, other income (expense) was favorable, versus the comparable period in 2020, primarily due to net gains in the current period versus net losses in prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities, partially offset by increased interest expense related to our recent debt issuances and a decrease in our investment income.
The components of our other income (expense) were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	($ in millions)
Investment income	$1	$16	**
Gains (losses) on equity investments, net	94	(174)	**
Interest expense	(107)	(69)	**
Other income (expense), net	5	3	**
Total other income (expense)	$(7)	$(224)	**
Note: Table may not sum due to rounding.
**    Not meaningful.
Income Taxes
For the three months ended March 31, 2021, the effective income tax rate was 16.5% versus 14.8%, and the adjusted effective income tax rate was 16.9% versus 14.9%, for the comparable period in 2020. Both the as reported and as adjusted effective income tax rates increased primarily due to lower discrete benefits related to share-based payments.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2021	December 31, 2020
	(in billions)
Cash, cash equivalents and investments [1]	$7.7	$10.6
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.4 billion and $2.3 billion at March 31, 2021 and December 31, 2020, respectively.
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations which include litigation provisions and credit and settlement exposure.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors and Part II, Item 7 (Business Environment) of our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.

MASTERCARD MARCH 31, 2021 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$1,463	$1,859
Net cash used in investing activities	(3,560)	(507)
Net cash (used in) provided by financing activities	(606)	2,100
Net cash provided by operating activities decreased $396 million for the three months ended March 31, 2021, versus the comparable period in 2020, primarily due to timing of settlement with customers and higher customer incentives paid, partially offset by timing of estimated tax payments.
Net cash used in investing activities increased $3,053 million for the three months ended March 31, 2021, versus the comparable period in 2020, primarily due to higher current year acquisition of businesses.
During the three months ended March 31, 2021 we had a net use of cash for financing activities, versus the comparable period in 2020, when we had net cash provided by financing activities. This change was primarily due to lower net debt proceeds in the current period and higher dividends paid.
Debt and Credit Availability
In March 2021, we issued $600 million principal amount of notes due March 2031 and $700 million principal amount of notes due March 2051 (collectively the “2021 USD Notes”). Our total debt outstanding was $13.9 billion and $12.7 billion at March 31, 2021 and December 31, 2020, respectively, with the earliest maturity of $650 million of principal occurring in November 2021. The proceeds of the 2021 USD Notes due March 2031 are to be used to fund eligible green and social projects, examples of which are described in the Use of Proceeds section of the Prospectus Supplement filed on March 4, 2021. All other notes are to be used for general corporate purposes.
As of March 31, 2021, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2025.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2021 and December 31, 2020.
See Note 10 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $439 million for the three months ended March 31, 2021.
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on February 9, 2021 to holders of record on January 8, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $439 million.
On February 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on May 7, 2021 to holders of record on April 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $434 million.
Repurchased shares of our common stock are considered treasury stock. In December 2020 and 2019, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.0 billion and $8.0 billion, respectively, of our Class A common stock under each plan. The program approved in 2020 will become effective after completion of the share repurchase program authorized in 2019. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the

38 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through March 31, 2021, under the plan approved in 2019:

(in millions, except average price data)
Remaining authorization at December 31, 2020	$9,831
Dollar value of shares repurchased during the three months ended March 31, 2021	$1,356
Remaining authorization at March 31, 2021	$8,475
Shares repurchased during the three months ended March 31, 2021	3.9
Average price paid per share during the three months ended March 31, 2021	$346.49
See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
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
Foreign currency and interest rate exposures are managed through our risk management activities, which is discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $63 million and $58 million on our foreign exchange derivative contracts outstanding at March 31, 2021 and December 31, 2020, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $33 million and $23 million on our short duration foreign exchange derivative contracts outstanding at March 31, 2021 and December 31, 2020. respectively.
We are further exposed to foreign exchange rate risk related to translation of our foreign operating results where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $196 million on our foreign exchange derivative contracts designated as a net investment hedge at March 31, 2021, before considering the offsetting effect of the underlying hedged activity. The Company did not have similar foreign exchange derivative contracts outstanding as of December 31, 2020.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2021 and December 31, 2020.

MASTERCARD MARCH 31, 2021 FORM 10-Q 39

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

40 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2021, we repurchased 3.9 million shares for $1.4 billion at an average price of $346.49 per share of Class A common stock. See Note 11 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,320,221	$337.87	1,320,221	$9,385,292,764
February 1 - 28	1,188,769	$332.88	1,188,769	$8,989,579,681
March 1 - 31	1,405,202	$366.11	1,405,202	$8,475,126,245
Total	3,914,192	$346.49	3,914,192
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

42 MASTERCARD MARCH 31, 2021 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
4.1	Officer’s Certificate of the Company, dated as of March 4, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877).
4.2
Form of Global Note representing the Company’s 1.900% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877).

4.3
Form of Global Note representing the Company’s 2.950% Notes due 2051 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877).

10.1+*	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2021).
10.2+*	Form of Stock Option Agreement (effective for awards granted on and subsequent to March 1, 2021).
10.3+*	Form of Performance Unit Agreement (effective for awards granted on and subsequent to March 1, 2021).
10.4+*	Mastercard Senior Executive Annual Incentive Compensation Plan, as amended and restated effective April 9, 2021.
10.5+*	Amended and Restated Mastercard International Incorporated Executive Severance Plan, as amended and restated as of April 9, 2021.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD MARCH 31, 2021 FORM 10-Q 43

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 29, 2021	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2021	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2021	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

44 MASTERCARD MARCH 31, 2021 FORM 10-Q