Form 10-Q
period 2021-06-30
Mastercard Inc
filed 2021-07-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 26, 2021, there were 978,828,818 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,946,224 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	30	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	43	Item 3.	Quantitative and qualitative disclosures about market risk
	44	Item 4.	Controls and procedures

PART II	46	Item 1.	Legal proceedings
	46	Item 1A.	Risk factors
	46	Item 2.	Unregistered sales of equity securities and use of proceeds
	46	Item 5.	Other information
	46	Item 6.	Exhibits
	48	-	Signatures

2 MASTERCARD JUNE 30, 2021 FORM 10-Q

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

MASTERCARD JUNE 30, 2021 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD JUNE 30, 2021 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net Revenue	$4,528	$3,335	$8,683	$7,344
Operating Expenses
General and administrative	1,718	1,368	3,394	2,862
Advertising and marketing	216	93	335	247
Depreciation and amortization	186	145	349	289
Provision for litigation	67	22	67	28
Total operating expenses	2,187	1,628	4,145	3,426
Operating income	2,341	1,707	4,538	3,918
Other Income (Expense)
Investment income	3	8	4	24
Gains (losses) on equity investments, net	243	75	337	(99)
Interest expense	(106)	(101)	(213)	(170)
Other income (expense), net	(3)	1	2	4
Total other income (expense)	137	(17)	130	(241)
Income before income taxes	2,478	1,690	4,668	3,677
Income tax expense	412	270	774	564
Net Income	$2,066	$1,420	$3,894	$3,113
Basic Earnings per Share	$2.09	$1.41	$3.93	$3.10
Basic weighted-average shares outstanding	990	1,004	992	1,005
Diluted Earnings per Share	$2.08	$1.41	$3.91	$3.08
Diluted weighted-average shares outstanding	994	1,008	996	1,009

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net Income	$2,066	$1,420	$3,894	$3,113
Other comprehensive income (loss):
Foreign currency translation adjustments	143	36	(55)	(245)
Income tax effect	(9)	15	24	29
Foreign currency translation adjustments, net of income tax effect	134	51	(31)	(216)

Translation adjustments on net investment hedges	(61)	(29)	72	(9)
Income tax effect	14	6	(16)	2
Translation adjustments on net investment hedges, net of income tax effect	(47)	(23)	56	(7)

Cash flow hedges	(4)	—	(1)	(189)
Income tax effect	1	3	—	42
Reclassification adjustments for cash flow hedges	3	1	4	1
Income tax effect	(1)	—	(1)	—
Cash flow hedges, net of income tax effect	(1)	4	2	(146)

Defined benefit pension and other postretirement plans	—	—	—	—
Income tax effect	—	—	—	—
Reclassification adjustment for defined benefit pension and other postretirement plans	(1)	(1)	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	(1)	(1)	(1)

Investment securities available-for-sale	1	4	2	(3)
Income tax effect	(1)	(2)	(1)	—
Investment securities available-for-sale, net of income tax effect	—	2	1	(3)

Other comprehensive income (loss), net of tax	85	33	27	(373)
Comprehensive Income	$2,151	$1,453	$3,921	$2,740

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2021 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (unaudited)
	June 30, 2021	December 31, 2020
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,216	$10,113
Restricted cash for litigation settlement	586	586
Investments	544	483
Accounts receivable	2,773	2,646
Settlement due from customers	937	1,706
Restricted security deposits held for customers	1,806	1,696
Prepaid expenses and other current assets	2,217	1,883
Total current assets	15,079	19,113
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,508 and $1,390, respectively	1,839	1,902
Deferred income taxes	454	491
Goodwill	7,661	4,960
Other intangible assets, net of accumulated amortization of $1,638 and $1,489, respectively	3,613	1,753
Other assets	6,265	5,365
Total Assets	$34,911	$33,584
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$547	$527
Settlement due to customers	569	1,475
Restricted security deposits held for customers	1,806	1,696
Accrued litigation	906	842
Accrued expenses	5,564	5,430
Current portion of long-term debt	649	649
Other current liabilities	1,256	1,228
Total current liabilities	11,297	11,847
Long-term debt	13,250	12,023
Deferred income taxes	394	86
Other liabilities	3,401	3,111
Total Liabilities	28,342	27,067
Commitments and Contingencies
Redeemable Non-controlling Interests	29	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,397 and 1,396 shares issued and 980 and 987 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,053	4,982
Class A treasury stock, at cost, 417 and 409 shares, respectively	(39,729)	(36,658)
Retained earnings	41,771	38,747
Accumulated other comprehensive income (loss)	(653)	(680)
Mastercard Incorporated Stockholders' Equity	6,442	6,391
Non-controlling interests	98	97
Total Equity	6,540	6,488
Total Liabilities, Redeemable Non-controlling Interests and Equity	$34,911	$33,584

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at March 31, 2021	$—	$—	$4,949	$(38,024)	$40,140	$(738)	$6,327	$98	$6,425
Net income	—	—	—	—	2,066	—	2,066	—	2,066
Activity related to non-controlling interests	—	—	—	—	—	—	—	—	—
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	85	85	—	85
Dividends	—	—	—	—	(434)	—	(434)	—	(434)
Purchases of treasury stock	—	—	—	(1,705)	—	—	(1,705)	—	(1,705)
Share-based payments	—	—	104	—	—	—	104	—	104
Balance at June 30, 2021	$—	$—	$5,053	$(39,729)	$41,771	$(653)	$6,442	$98	$6,540

	Six Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488
Net income	—	—	—	—	3,894	—	3,894	—	3,894
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	27	27	—	27
Dividends	—	—	—	—	(868)	—	(868)	—	(868)
Purchases of treasury stock	—	—	—	(3,075)	—	—	(3,075)	—	(3,075)
Share-based payments	—	—	71	4	—	—	75	—	75
Balance at June 30, 2021	$—	$—	$5,053	$(39,729)	$41,771	$(653)	$6,442	$98	$6,540

MASTERCARD JUNE 30, 2021 FORM 10-Q 9

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

10 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities
Net income	$3,894	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	651	468
Depreciation and amortization	349	289
(Gains) losses on equity investments, net	(337)	99
Share-based compensation	152	127
Deferred income taxes	(15)	29
Other	32	(32)
Changes in operating assets and liabilities:
Accounts receivable	(158)	299
Settlement due from customers	769	1,213
Prepaid expenses	(995)	(679)
Accrued litigation and legal settlements	63	(61)
Restricted security deposits held for customers	110	178
Accounts payable	(92)	(82)
Settlement due to customers	(906)	(1,187)
Accrued expenses	27	(855)
Net change in other assets and liabilities	187	398
Net cash provided by operating activities	3,731	3,317
Investing Activities
Purchases of investment securities available-for-sale	(261)	(78)
Purchases of investments held-to-maturity	(173)	(82)
Proceeds from sales of investment securities available-for-sale	140	256
Proceeds from maturities of investment securities available-for-sale	69	100
Proceeds from maturities of investments held-to-maturity	156	84
Purchases of property and equipment	(146)	(201)
Capitalized software	(191)	(191)
Purchases of equity investments	(87)	(150)
Acquisition of businesses, net of cash acquired	(4,200)	(183)
Settlement of interest rate derivative contracts	—	(175)
Other investing activities	(9)	(6)
Net cash used in investing activities	(4,702)	(626)
Financing Activities
Purchases of treasury stock	(3,067)	(1,383)
Dividends paid	(873)	(804)
Proceeds from debt, net	1,282	3,959
Contingent consideration paid	(64)	—
Tax withholdings related to share-based payments	(125)	(141)
Cash proceeds from exercise of stock options	44	65
Other financing activities	2	(5)
Net cash (used in) provided by financing activities	(2,801)	1,691
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(24)	(49)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,796)	4,333
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	12,419	8,969
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,623	$13,302

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2021 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At June 30, 2021 and December 31, 2020, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2021 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of December 31, 2020. The consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Note 2. Acquisitions
During the six months ended June 30, 2021, the Company acquired businesses for $4.4 billion in cash consideration. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business.
On March 5, 2021, Mastercard acquired a majority of the Corporate Services business of Nets Denmark A/S for €3.0 billion (approximately $3.6 billion as of the date of acquisition) in cash consideration based on a €2.85 billion enterprise value, adjusted for cash and net working capital at closing. The business acquired is primarily comprised of clearing and instant payment services and e-billing solutions. In relation to this acquisition, the Company’s preliminary estimate of net assets acquired primarily relates to intangible assets, including goodwill of $2.1 billion, of which $0.8 billion is expected to be deductible for local tax purposes. The goodwill arising from this acquisition is primarily attributable to the synergies expected to arise through geographic, product and customer expansion, the underlying technology and workforce acquired.
On June 9, 2021, Mastercard acquired a 100% equity interest in Ekata, Inc. (“Ekata”) for cash consideration of $861 million, based on an $850 million enterprise value, adjusted for cash and net working capital at closing. The acquisition of Ekata is expected to broaden the Company’s digital identity verification capabilities. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and none of the goodwill is expected to be deductible for local tax purposes.
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.

12 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is in the process of obtaining additional information necessary to finalize the valuation of the acquired assets and liabilities assumed as of the acquisition dates for the Nets and Ekata acquisitions. Therefore, the preliminary fair values set forth below use information available as of June 30, 2021 and are subject to adjustment as additional information is obtained and the valuations are completed. The initial purchase price allocation, as of the acquisition dates, is noted below:

(in millions)
Assets:
Cash and cash equivalents	$228
Other current assets	27
Other intangible assets	1,917
Goodwill	2,692
Other assets	15
Total assets	4,879

Liabilities:
Other current liabilities	81
Deferred income taxes	359
Other liabilities	11
Total liabilities	451

Net assets acquired	$4,428
The following table summarizes the identified intangible assets acquired during the six months ended June 30, 2021:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$366	12.3
Customer relationships	1,530	19.0
Other	21	8.0
Other intangible assets	$1,917	17.6
Proforma information related to these acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
In 2020, the Company acquired several businesses in separate transactions for total consideration of $1.1 billion. As of June 30, 2021, the Company had finalized the purchase accounting for $185 million of the businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2020. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

MASTERCARD JUNE 30, 2021 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenue by source:
Domestic assessments	$2,056	$1,474	$3,854	$3,157
Cross-border volume fees	1,076	637	2,008	1,854
Transaction processing	2,612	1,901	4,963	4,101
Other revenues	1,475	1,081	2,822	2,143
Gross revenue	7,219	5,093	13,647	11,255
Rebates and incentives (contra-revenue)	(2,691)	(1,758)	(4,964)	(3,911)
Net revenue	$4,528	$3,335	$8,683	$7,344
Net revenue by geographic region:
North American Markets	$1,605	$1,243	$3,096	$2,577
International Markets	2,879	2,042	5,497	4,675
Other [1]	44	50	90	92
Net revenue	$4,528	$3,335	$8,683	$7,344
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	June 30, 2021	December 31, 2020
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,593	$2,505
Contract assets
Prepaid expenses and other current assets	75	59
Other assets	321	245
Deferred revenue [1]
Other current liabilities	430	355
Other liabilities	206	143

1    Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2021 and 2020 was $291 million and $471 million and $206 million and $395 million, respectively.

14 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Numerator
Net income	$2,066	$1,420	$3,894	$3,113
Denominator
Basic weighted-average shares outstanding	990	1,004	992	1,005
Dilutive stock options and stock units	4	4	4	4
Diluted weighted-average shares outstanding [1]	994	1,008	996	1,009
Earnings per Share
Basic	$2.09	$1.41	$3.93	$3.10
Diluted	$2.08	$1.41	$3.91	$3.08
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

	June 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$6,216	$10,113
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	586
Restricted security deposits held for customers	1,806	1,696
Prepaid expenses and other current assets	15	24
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,623	$12,419
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Available-for-sale securities	$365	$321
Held-to-maturity securities	179	162
Total investments	$544	$483

MASTERCARD JUNE 30, 2021 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale-Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$6	$—	$—	$6	$10	$—	$—	$10
Government and agency securities	133	—	—	133	64	—	—	64
Corporate securities	223	3	—	226	246	1	—	247
Total	$362	$3	$—	$365	$320	$1	$—	$321
The Company’s corporate and municipal available-for-sale investment securities held at June 30, 2021 and December 31, 2020 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2021 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$167	$167
Due after 1 year through 5 years	195	198
Total	$362	$365
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2021 and 2020 were not significant.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2020	Purchases (Sales), net	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2021
	(in millions)
Marketable securities	$476	$—	$145	$40	$661
Nonmarketable securities	696	82	192	(36)	934
Total equity investments	$1,172	$82	$337	$4	$1,595
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes transfers between equity investment categories due to changes to the existence of readily determinable fair values and translational impact of currency.

16 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2021	December 31, 2020
	(in millions)
Measurement alternative [1]	$718	$539
Equity method	216	157
Total Nonmarketable securities	$934	$696
1    Cumulative impairments and downward fair value adjustments on measurement alternative investments were $15 million and cumulative upward fair value adjustments were $235 million as of June 30, 2021.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. Transfers made among the three levels in the Valuation Hierarchy for the three and six months ended June 30, 2021 were not material.

MASTERCARD JUNE 30, 2021 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$6	$—	$6	$—	$10	$—	$10
Government and agency securities	41	92	—	133	26	38	—	64
Corporate securities	—	226	—	226	—	247	—	247
Derivative instruments [2]:
Foreign exchange contracts	—	30	—	30	—	19	—	19
Marketable securities [3]:
Equity securities	661	—	—	661	476	—	—	476
Deferred compensation plan [4]:
Deferred compensation assets	85	—	—	85	78	—	—	78

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(7)	$—	$(7)	$—	$(28)	$—	$(28)
Deferred compensation plan [5]:
Deferred compensation liabilities	(84)	—	—	(84)	(81)	—	—	(81)
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

18 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At June 30, 2021, the carrying value and fair value of total long-term debt (including the current portion) was $13.9 billion and $15.5 billion, respectively. At December 31, 2020, the carrying value and fair value of long-term debt (including the current portion) was $12.7 billion and $14.8 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$1,225	$1,086
Prepaid income taxes	152	78
Other	840	719
Total prepaid expenses and other current assets	$2,217	$1,883
Other assets consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$3,609	$3,220
Equity investments	1,595	1,172
Income taxes receivable	563	553
Other	498	420
Total other assets	$6,265	$5,365
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$4,244	$3,998
Personnel costs	614	727
Income and other taxes	208	208
Other	498	497
Total accrued expenses	$5,564	$5,430
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of June 30, 2021 and December 31, 2020, the Company’s provision for litigation was $906 million and $842 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD JUNE 30, 2021 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			June 30, 2021	December 31, 2020	Effective Interest Rate
			(in millions)
2021 USD Notes	1.900%	Senior Notes due March 2031	$600	$—	1.981%
	2.950%	Senior Notes due March 2051	700	—	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [1]	1.100%	Senior Notes due December 2022	833	859	1.265%
	2.100%	Senior Notes due December 2027	953	982	2.189%
	2.500%	Senior Notes due December 2030	178	184	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			14,014	12,775
Less: Unamortized discount and debt issuance costs			(115)	(103)
Total debt outstanding			13,899	12,672
Less: Current portion[2]			(649)	(649)
Long-term debt			$13,250	$12,023
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
Note 11. Stockholders' Equity
The Company declared quarterly cash dividends on its Class A and Class B Common Stock during the three and six months ended June 30, 2021 and 2020 as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Dividends declared per share	$0.44	$0.40	$0.88	$0.80
Total dividends declared	$434	$402	$868	$804

20 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the six months ended June 30, 2021:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2020	986.9	8.3
Purchases of treasury stock	(8.5)	—
Share-based payments	1.1	—
Conversion of Class B to Class A common stock	0.3	(0.3)
Balance at June 30, 2021	979.8	8.0
In December 2020 and 2019, the Company’s Board of Directors approved share repurchase programs authorizing the Company to repurchase up to $6.0 billion and $8.0 billion, respectively, of its Class A common stock under each plan. The program approved in 2020 will become effective after completion of the share repurchase program authorized in 2019. During the six months ended June 30, 2021, the Company repurchased 8.5 million shares of its common stock for $3.1 billion at an average price of $359.66. As of June 30, 2021 the remaining authorization was $6.8 billion.

MASTERCARD JUNE 30, 2021 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020 were as follows:

	December 31, 2020	Increase / (Decrease)	Reclassifications	June 30, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(31)	$—	$(383)
Translation adjustments on net investment hedges [2]	(175)	56	—	(119)
Cash flow hedges
Foreign exchange contracts [3]	—	(1)	1	—
Interest rate contracts [4]	(133)	—	2	(131)
Defined benefit pension and other postretirement plans	(20)	—	(1)	(21)
Investment securities available-for-sale	—	1	—	1
Accumulated Other Comprehensive Income (Loss)	$(680)	$25	$2	$(653)

	December 31, 2019	Increase / (Decrease)	Reclassifications	June 30, 2020
	(in millions)
Foreign currency translation adjustments[1]	$(638)	$(216)	$—	$(854)
Translation adjustments on net investment hedges [2]	(38)	(7)	—	(45)
Cash flow hedges
Interest rate contracts [4]	11	(147)	1	(135)
Defined benefit pension and other postretirement plans	(9)	—	(1)	(10)
Investment securities available-for-sale	1	(3)	—	(2)
Accumulated Other Comprehensive Income (Loss)	$(673)	$(373)	$—	$(1,046)
1.During the six months ended June 30, 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar. During the six months ended June 30, 2020, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the British pound and Brazilian real against the U.S. dollar, partially offset by the appreciation of the euro against the U.S. dollar.
2.During the six months ended June 30, 2021, the decrease in the accumulated other comprehensive loss related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the six months ended June 30, 2020, the increase in the accumulated other comprehensive loss related to the net investment hedge was driven by the appreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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
Note 13. Share-Based Payments
During the six months ended June 30, 2021, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2021	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$92
Restricted stock units	0.8	358
Performance stock units	0.2	385

22 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2021 was estimated to be six years, while the expected volatility was determined to be 26.1%. Stock options generally vest in four equal annual installments beginning one year after the date of grant and expire ten years from the date of grant.
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
Note 14. Income Taxes
The effective income tax rates were 16.6% and 16.0% for the three months ended June 30, 2021 and 2020, and 16.6% and 15.4% for the six months ended June 30, 2021 and 2020, respectively. The higher effective income tax rates for the three months ended June 30, 2021 and six months ended June 30, 2021, versus the comparable periods in 2020, were primarily due to a change in the Company’s geographic mix of earnings and a lower discrete tax benefit related to share-based payments, partially offset by a discrete tax benefit related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to a recently enacted tax rate.
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 23

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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019. The district court’s settlement approval order has been appealed and oral argument on the appeal is scheduled for October 2021. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing. In December 2020, the Rules Relief Class filed a motion for class certification. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020.
As of June 30, 2021 and December 31, 2020, Mastercard had accrued a liability of $783 million as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of June 30, 2021 and December 31, 2020, Mastercard had $586 million in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of June 30, 2021 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
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

24 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved over £2 billion (approximately $3 billion as of June 30, 2021) of these damages claims through settlement or judgment. Approximately £1 billion (approximately $1.5 billion as of June 30, 2021) of unresolved damages claims remain.
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
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, in May 2021 the court heard oral argument with respect to the plaintiffs’ motion for summary judgment on certain liability issues. For the three months ended June 30, 2021 Mastercard incurred charges of $67 million related to litigation settlements and estimated attorneys’ fees with a number of U.K. merchants. For the three months ended June 30, 2020, Mastercard incurred charges of $22 million to reflect both the estimated attorneys’ fees incurred by the four merchant claimants in the U.K. Supreme Court appeal, as well as settlements with a number of Pan-European merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of June 30, 2021). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application, and had not issued a decision as of the filing date of this Report.
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The plaintiffs’ have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgement is expected to occur in 2022.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the district court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020. In January 2021, the magistrate judge serving on the district court issued an opinion recommending that the district court judge deny plaintiffs’ class certification motion. In light of an appellate court decision, issued subsequent to the magistrate’s recommendation, the district court judge instructed the parties to re-brief the motion for class certification, and the motion has now been fully briefed.
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
As part of its policies, Mastercard requires certain customers that are not in compliance with the Company’s risk standards to enter into risk mitigation arrangements, including cash collateral and/or other forms of credit enhancement such as letters of credit and guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio on a regular basis and the adequacy of its risk mitigation arrangements. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.

26 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Gross settlement exposure	$59,303	$52,360
Risk mitigation arrangements applied to settlement exposure	(6,739)	(6,021)
Net settlement exposure	$52,564	$46,339
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $367 million and $370 million at June 30, 2021 and December 31, 2020, respectively, of which the Company has risk mitigation arrangements for $292 million and $294 million at June 30, 2021 and December 31, 2020, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled at a loss of $136 million after tax, in accumulated other comprehensive income (loss). As of June 30, 2021, a cumulative loss of $131 million after tax, remains in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are designated as an excluded component and recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and six months ended June 30, 2021 were not material.
In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in its European operations. For the three and six months ended June 30, 2021, the Company recorded a pre-tax net foreign currency loss of $27 million, and pre-tax net foreign currency gain of $60 million, respectively, in other comprehensive income (loss).
As of June 30, 2021, the Company had a net foreign currency loss of $119 million after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
Non-designated Derivatives
The Company may also enter into foreign exchange derivative contracts to serve as economic hedges, such as to offset possible changes in the value of monetary assets and liabilities due to foreign exchange fluctuations, without designating these derivative contracts as hedging

MASTERCARD JUNE 30, 2021 FORM 10-Q 27

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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Derivative assets:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$137	$2	$—	$—
Foreign exchange contracts in a net investment hedge [1]	1,923	25	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	314	3	483	19
Total Derivative Assets	$2,374	$30	$483	$19

Derivative liabilities:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [2]	$122	$(2)	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts [2]	449	(5)	1,016	(28)
Total Derivative Liabilities	$571	$(7)	$1,016	$(28)
1.Foreign exchange derivative assets are included within prepaid expenses and other current assets on the consolidated balance sheet
2.Foreign exchange derivative liabilities are included within other current liabilities on the consolidated balance sheet

28 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended June 30,
	2021	2020		2021	2020
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(4)	$—	Net revenue	$(1)	$—
Interest rate contracts	$—	$—	Interest expense	$(2)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(34)	$—

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Six Months Ended June 30,
	2021	2020		2021	2020
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(1)	$—	Net revenue	$(1)	$—
Interest rate contracts	$—	$(189)	Interest expense	$(3)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$12	$—

The Company estimates that $7 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2021 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2021	2020	2021	2020
	(in millions)
Foreign exchange derivative contracts
General and administrative	$(7)	$(24)	$(3)	$83
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 29

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
COVID-19
While the coronavirus (“COVID-19”) outbreak continues to affect our performance to date, growth rates for our key metrics continue to improve. In the second quarter of 2021, our growth rates, which are at various stages of recovery, increased significantly as compared to the respective year-ago periods as we lap the initial effects of the pandemic. The following table provides a summary of trends in our quarterly key metrics since early 2020 as compared to the respective year-ago periods to provide context of the effects of the pandemic:

	2020 Quarter Ended				2021 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	Increase/(Decrease)
Gross dollar volume (local currency basis)	8%	(10)%	1%	1%	8%	33%
Cross-border volume (local currency basis)	(1)%	(45)%	(36)%	(29)%	(17)%	58%
Switched transactions	13%	(10)%	5%	4%	9%	41%
The COVID-19 pandemic continues to have negative effects on the global economy. This outbreak has affected business activity, adversely impacting consumers, our customers, suppliers and business partners, as well as our workforce. We continue to monitor the effects of the pandemic and actions taken by governments as they relate to travel restrictions, social distancing measures and restrictions on business operations, as well as the continued impact of these actions on consumers and businesses. While these governmental measures have eased in jurisdictions primarily where vaccination levels are rising, the extent to which current measures are removed or new measures are put in place will depend upon how the pandemic evolves, including the impact of COVID-19 variants and the resulting resurgence of infections, as well as the progress of the ongoing global administration of vaccines.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, including the duration of the pandemic and its impact on the global economy, which are uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020		2021	2020
	($ in millions, except per share data)
Net revenue	$4,528	$3,335	36%	$8,683	$7,344	18%
Operating expenses	$2,187	$1,628	34%	$4,145	$3,426	21%
Operating income	$2,341	$1,707	37%	$4,538	$3,918	16%
Operating margin	51.7%	51.2%	0.5 ppt	52.3%	53.3%	(1.1) ppt
Income tax expense	$412	$270	52%	$774	$564	37%
Effective income tax rate	16.6%	16.0%	0.6 ppt	16.6%	15.4%	1.2 ppt
Net income	$2,066	$1,420	46%	$3,894	$3,113	25%
Diluted earnings per share	$2.08	$1.41	48%	$3.91	$3.08	27%
Diluted weighted-average shares outstanding	994	1,008	(1)%	996	1,009	(1)%

30 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	As adjusted	Currency-neutral	2021	2020	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,528	$3,335	36%	31%	$8,683	$7,344	18%	16%
Adjusted operating expenses	$2,121	$1,606	32%	28%	$4,079	$3,398	20%	17%
Adjusted operating margin	53.2%	51.8%	1.3 ppt	1.0 ppt	53.0%	53.7%	(0.7) ppt	(0.6) ppt
Adjusted effective income tax rate	15.9%	16.3%	(0.4) ppt	(0.6) ppt	16.4%	15.5%	0.9 ppt	0.8 ppt
Adjusted net income	$1,937	$1,370	41%	36%	$3,678	$3,214	14%	12%
Adjusted diluted earnings per share	$1.95	$1.36	43%	37%	$3.69	$3.19	16%	14%
Note: Tables may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three and six months ended June 30, 2021, versus the comparable periods in 2020, were as follows:

Net revenue
Three Months Ended June 30, 2021		For the three months ended June 30, 2021, net revenue increased 31% on a currency-neutral basis, and includes a 3 percentage point benefit from acquisitions. The primary drivers were:
GAAP	Non-GAAP (currency-neutral)
up 36%	up 31%	- Gross dollar volume growth of 33% on a local currency basis
- Cross-border volume growth of 58% on a local currency basis
- Switched transactions growth of 41%
- Other revenues increased 37%. On a currency-neutral basis, other revenues increased 32%, which includes 9 percentage points of growth due to acquisitions.
The remaining growth was driven primarily by our Cyber & Intelligence and Data &
Services solutions.
These increases to net revenue were partially offset by:
- Rebates and incentives growth of 53%, or 49% on a currency-neutral basis primarily due to increased volumes and transactions and new and renewed deals

Six Months Ended June 30, 2021		For the six months ended June 30, 2021, net revenue increased 16% on a currency-neutral basis, and includes a 2 percentage point benefit from acquisitions. The primary drivers of net revenue were:
GAAP	Non-GAAP (currency-neutral)
up 18%	up 16%
- Gross dollar volume growth of 19% on a local currency basis
- Cross-border volume growth of 11% on a local currency basis
- Switched transactions growth of 24%
- Other revenues increased 32%. On a currency-neutral basis, other revenues increased 29%, which includes 6 percentage points of growth due to acquisitions.
The remaining growth was driven primarily by our Cyber & Intelligence and Data &
Services solutions.
These increases to net revenue were partially offset by:
- Rebates and incentives growth of 27%, or 24% on a currency-neutral basis primarily due to increased volumes and transactions and new and renewed deals

MASTERCARD JUNE 30, 2021 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2021		For the three months ended June 30, 2021, adjusted operating expenses increased 28% on a currency-neutral basis, which included an 8 percentage point increase due to acquisitions. The remaining increase was primarily due to higher personnel costs, increased spending on advertising and marketing and increased data processing costs.
GAAP	Non-GAAP (currency-neutral)
up 34%	up 28%

Six Months Ended June 30, 2021		For the six months ended June 30, 2021, adjusted operating expenses increased 17% on a currency-neutral basis, which included a 6 percentage point increase due to acquisitions. The remaining increase was primarily due to higher personnel costs, increased spending on advertising and marketing and the lapping of a favorable hedging gain in the prior year.
GAAP	Non-GAAP (currency-neutral)
up 21%	up 17%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2021		For the three months ended June 30, 2021, the adjusted effective income tax rate of 15.9% was lower than prior year, primarily due to a discrete tax benefit related to the remeasurement of our net deferred tax asset in the U.K. due to a recently enacted tax rate, partially offset by a change in our geographic mix of earnings.
GAAP	Non-GAAP (currency-neutral)
16.6%	15.9%

Six Months Ended June 30, 2021		For the six months ended June 30, 2021, the adjusted effective income tax rate of 16.4% was higher than prior year, primarily due to a lower discrete tax benefit related to share-based payments and a change in our geographic mix of earnings, partially offset by a discrete tax benefit related to the remeasurement of our net deferred tax asset in the U.K. due to a recently enacted tax rate.
GAAP	Non-GAAP (currency-neutral)
16.6%	16.4%

Other financial highlights for the six months ended June 30, 2021 were as follows:
•We generated net cash flows from operations of $3.7 billion.
•We completed the acquisitions of businesses for total consideration of $4.4 billion.
•We repurchased 8.5 million shares of our common stock for $3.1 billion and paid dividends of $0.9 billion.
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
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2021, we recorded pre-tax net gains of $243 million ($182 million after tax, or $0.18 per diluted share) and $337 million ($269 million after tax, or $0.27 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
•In the three and six months ended June 30, 2020, we recorded pre-tax net gains of $75 million ($67 million after tax, or $0.07 per diluted share) and pre-tax net losses of $99 million ($80 million after tax, or $0.08 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the second quarter of 2021, we recorded pre-tax charges of $67 million ($52 million after tax, or $0.05 per diluted share) related to litigation settlements and estimated attorneys’ fees with U.K. merchants.

32 MASTERCARD JUNE 30, 2021 FORM 10-Q

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
Currency-neutral Growth Rates
We present growth rates adjusted for the impact of currency which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results as well as removing the related impact of our designated foreign exchange derivative contracts related to our cash flow hedging activities. The impact of currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our foreign exchange derivative contracts designated as cash flow hedging instruments is recognized in the respective financial statement line item on the statement of operations when the underlying forecasted transactions impact earnings. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments (“Currency impact”) has been excluded from our currency-neutral growth rates and has been identified in our drivers of change impact tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Revenue and Operating Expenses” for our drivers of change impact tables.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

MASTERCARD JUNE 30, 2021 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended June 30, 2021
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,187	51.7%	$137	16.6%	$2,066	$2.08
(Gains) losses on equity investments	**	**	(243)	(0.9)%	(182)	$(0.18)
Litigation provisions	(67)	1.5%	**	0.2%	52	0.05
Non-GAAP	$2,121	53.2%	$(106)	15.9%	$1,937	$1.95

	Six Months Ended June 30, 2021
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,145	52.3%	$130	16.6%	$3,894	$3.91
(Gains) losses on equity investments	**	**	(337)	(0.3)%	(269)	(0.27)
Litigation provisions	(67)	0.8%	**	0.1%	52	0.05
Non-GAAP	$4,079	53.0%	$(207)	16.4%	$3,678	$3.69

	Three Months Ended June 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,628	51.2%	$(17)	16.0%	$1,420	$1.41
(Gains) losses on equity investments	**	**	(75)	0.2%	(67)	$(0.07)
Litigation provisions	$(22)	0.7%	**	0.1%	17	0.02
Non-GAAP	$1,606	51.8%	$(92)	16.3%	$1,370	$1.36

	Six Months Ended June 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,426	53.3%	$(241)	15.4%	$3,113	$3.08
(Gains) losses on equity investments	**	**	99	0.1%	80	0.08
Litigation provisions	(28)	0.4%	**	—%	22	0.02
Non-GAAP	$3,398	53.7%	$(142)	15.5%	$3,214	$3.19
Note: Tables may not sum due to rounding.
**    Not applicable

34 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2021 as compared to the Three Months Ended June 30, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	36%	34%	0.5 ppt	0.6 ppt	46%	48%
(Gains) losses on equity investments	**	**	**	(1.1) ppt	(6)%	(6)%
Litigation provisions	**	(2)%	0.8 ppt	0.1 ppt	2%	1%
Non-GAAP	36%	32%	1.3 ppt	(0.4) ppt	41%	43%
Currency impact [1]	(4.5)%	(4)%	(0.3) ppt	(0.2) ppt	(6)%	(6)%
Non-GAAP - currency-neutral	31%	28%	1.0 ppt	(0.6) ppt	36%	37%

	Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	18%	21%	(1.1) ppt	1.2 ppt	25%	27%
(Gains) losses on equity investments	**	**	**	(0.4) ppt	(11)%	(12)%
Litigation provisions	**	(1)%	0.4 ppt	— ppt	1%	—%
Non-GAAP	18%	20%	(0.7) ppt	0.9 ppt	14%	16%
Currency impact [1]	(3)%	(3)%	0.1 ppt	(0.1) ppt	(2)%	(2)%
Non-GAAP - currency-neutral	16%	17%	(0.6) ppt	0.8 ppt	12%	14%
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
Switched Transactions2 measures the number of transactions switched by Mastercard, which is defined as the number of transactions initiated and switched through our network during the period.
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2021, GDV on a U.S. dollar-converted basis increased 38% and 23%, respectively, while GDV on a local currency basis increased 33% and 19%, respectively, versus the comparable periods in 2020. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency of the entity.
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
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement receivables and payables with our customers, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of a portion of our nonfunctional monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statement of operations. The impact of this foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.
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

36 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Primary drivers of net revenue, versus the comparable periods in 2020, were as follows:
For the three months ended June 30, 2021, gross revenue increased 42%, or 37% on a currency-neutral basis, which includes growth of 2 percentage points from acquisitions. The remaining increase was primarily driven by transaction and volume growth and an increase in our value-added products and services. Rebates and incentives increased 53%, or 49% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals. Net revenue increased 36%, or 31% on a currency-neutral basis, and includes 3 percentage points of growth from our acquisitions.
For the six months ended June 30, 2021, gross revenue increased 21%, or 19% on a currency-neutral basis, which includes growth of 1 percentage point from acquisitions. The remaining increase was primarily driven by transaction and volume growth and an increase in our value-added products and services. Rebates and incentives increased 27%, or 24% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals. Net revenue increased 18%, or 16% on a currency-neutral basis, and includes 2 percentage points of growth from our acquisitions.

MASTERCARD JUNE 30, 2021 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
Domestic assessments	$2,056	$1,474	39%	$3,854	$3,157	22%
Cross-border volume fees	1,076	637	69%	2,008	1,854	8%
Transaction processing	2,612	1,901	37%	4,963	4,101	21%
Other revenues	1,475	1,081	37%	2,822	2,143	32%
Gross revenue	7,219	5,093	42%	13,647	11,255	21%
Rebates and incentives (contra-revenue)	(2,691)	(1,758)	53%	(4,964)	(3,911)	27%
Net revenue	$4,528	$3,335	36%	$8,683	$7,344	18%
The following table summarizes the drivers of change in net revenue:

	Three Months Ended June 30, 2021
	Operational		Acquisitions	Currency Impact [3]	Total
Domestic assessments	36%	1	—%	3%	39%
Cross-border volume fees	60%	1	—%	9%	69%
Transaction processing	33%	1	—%	4%	37%
Other revenues	23%	2	9%	4%	37%
Rebates and incentives (contra-revenue)	49%		—%	4%	53%
Net revenue	29%		3%	4.5%	36%

	Six Months Ended June 30, 2021
	Operational		Acquisitions	Currency Impact [3]	Total
Domestic assessments	21%	1	—%	1%	22%
Cross-border volume fees	4%	1	—%	4%	8%
Transaction processing	18%	1	—%	3%	21%
Other revenues	23%	2	6%	2%	32%
Rebates and incentives (contra-revenue)	24%		—%	2%	27%
Net revenue	14%		2%	3%	18%
Note: Tables may not sum due to rounding.
1    Includes impacts from our key metrics, other non-volume based fees, pricing and mix.
2    Includes impacts from cyber and intelligence fees, data analytics and consulting fees and other payment-related products and services.
3    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.

38 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the trend in volumes and transactions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	38%	33%	(14)%	(10)%	23%	19%	(4)%	(1)%
Asia Pacific/Middle East/Africa	30%	22%	(15)%	(12)%	19%	13%	(6)%	(3)%
Canada	39%	24%	(16)%	(12)%	24%	13%	(7)%	(5)%
Europe	50%	42%	(17)%	(13)%	27%	22%	(5)%	(1)%
Latin America	51%	43%	(33)%	(17)%	19%	22%	(16)%	(2)%
United States	34%	34%	(5)%	(5)%	23%	23%	—%	—%
Cross-border volume [1]	70%	58%	(47)%	(45)%	18%	11%	(26)%	(24)%
1    Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	41%	(10)%	24%	1%

Operating Expenses
For the three months ended June 30, 2021, operating expenses increased 34% versus the comparable period in 2020. Adjusted operating expenses increased 32% or 28% on a currency-neutral basis, versus the comparable period in 2020, which includes an 8 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased spending on advertising and marketing and increased data processing costs.
For the six months ended June 30, 2021, operating expenses increased 21% versus the comparable period in 2020. Adjusted operating expenses increased 20% or 17% on a currency-neutral basis, versus the comparable period in 2020, which includes a 6 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased spending on advertising and marketing and the lapping of a favorable hedging gain in the prior year.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
General and administrative	$1,718	$1,368	26%	$3,394	$2,862	19%
Advertising and marketing	216	93	132%	335	247	36%
Depreciation and amortization	186	145	29%	349	289	21%
Provision for litigation	67	22	**	67	28	**
Total operating expenses	2,187	1,628	34%	4,145	3,426	21%
Special Items [1]	(67)	(22)	**	(67)	(28)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,121	$1,606	32%	$4,079	$3,398	20%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD JUNE 30, 2021 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended June 30, 2021
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	16%	**	7%	3%	26%
Advertising and marketing	124%	**	2%	6%	132%
Depreciation and amortization	1%	**	23%	4%	29%
Provision for litigation	**	**	**	**	**
Total operating expenses	21%	2%	8%	4%	34%

	Six Months Ended June 30, 2021
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	11%	**	5%	3%	19%
Advertising and marketing	31%	**	1%	3%	36%
Depreciation and amortization	2%	**	16%	3%	21%
Provision for litigation	**	**	**	**	**
Total operating expenses	11%	1%	6%	3%	21%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Includes translational and transactional impact of currency.
General and Administrative
For the three months ended June 30, 2021, general and administrative expenses increased 26%, or 22% on a currency-neutral basis, versus the comparable period in 2020. Current period results include growth of 7 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and increased data processing costs.
For the six months ended June 30, 2021, general and administrative expenses increased 19%, or 16% on a currency-neutral basis, versus the comparable period in 2020. Current period results include growth of 5 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased data processing costs and an increase due to the lapping of a favorable hedging gain in the prior year.
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020		2021	2020
	($ in millions)
Personnel	$1,130	$915	24%	$2,234	$1,877	19%
Professional fees	106	84	27%	203	177	15%
Data processing and telecommunications	215	177	21%	415	356	16%
Foreign exchange activity [1]	8	19	(61)%	16	(33)	**
Other	259	173	50%	526	485	9%
Total general and administrative expenses	$1,718	$1,368	26%	$3,394	$2,862	19%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.

40 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Advertising and Marketing
For the three and six months ended June 30, 2021, advertising and marketing expenses increased 132% and 36%, or 126% and 33% on a currency-neutral basis, respectively, versus the comparable periods in 2020, primarily due to an increase in advertising and sponsorship spend driven by the reinstatement of sponsored events as economies start to open up and recover from the impact of the pandemic.
Depreciation and Amortization
For the three and six months ended June 30, 2021, depreciation and amortization expenses increased 29% and 21%, or 25% and 18% on a currency-neutral basis, respectively, versus the comparable periods in 2020, which includes growth of 23 and 16 percentage points from acquisitions, respectively.
Provision for Litigation
We recorded litigation provisions of $67 million during both the three and six months ended June 30, 2021, as well as $22 million and $28 million during the three and six months ended June 30, 2020, respectively, related to various litigation settlements and legal costs. See “Non-GAAP Financial Information” in this section for further discussion.
Other Income (Expense)
For the three months ended June 30, 2021, other income (expense) was favorable, versus the comparable periods in 2020, primarily due to higher net gains in the current period versus the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
For the six months ended June 30, 2021, other income (expense) was favorable, versus the comparable periods in 2020, primarily due to net gains in the current period versus net losses in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities, partially offset by increased interest expense related to our recent debt issuances and a decrease in our investment income.
The components of our other income (expense) were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
Investment income	$3	$8	(63)%	$4	$24	(83)%
Gains (losses) on equity investments, net	243	75	**	337	(99)	**
Interest expense	(106)	(101)	5%	(213)	(170)	25%
Other income (expense), net	(3)	1	**	2	4	(50)%
Total other income (expense)	$137	$(17)	**	$130	$(241)	**
Note: Table may not sum due to rounding.
**    Not meaningful.
Income Taxes
For the three months ended June 30, 2021, the effective income tax rate was 16.6% versus 16.0% for the comparable period in 2020, primarily due to a change in our geographic mix of earnings and a lower discrete tax benefit related to share-based payments, partially offset by a discrete tax benefit related to the remeasurement of our net deferred tax asset in the U.K. due to a recently enacted tax rate. The adjusted effective income tax rate was 15.9% versus 16.3% for the comparable period in 2020 primarily due to a discrete tax benefit related to the remeasurement of our net deferred tax asset in the U.K. due to a recently enacted tax rate, partially offset by a change in our geographic mix of earnings.
For the six months ended June 30, 2021, the effective income tax rate was 16.6% versus 15.4%, and the adjusted effective income tax rate was 16.4% versus 15.5%, for the comparable period in 2020. Both the as reported and as adjusted effective income tax rates were higher primarily due to a lower discrete tax benefit related to share-based payments and a change in our geographic mix of earnings, partially offset by a discrete tax benefit related to the remeasurement of our net deferred tax asset in the U.K. due to a recently enacted tax rate.

MASTERCARD JUNE 30, 2021 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2021	December 31, 2020
	(in billions)
Cash, cash equivalents and investments [1]	$6.8	$10.6
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.4 billion and $2.3 billion at June 30, 2021 and December 31, 2020, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$3,731	$3,317
Net cash used in investing activities	(4,702)	(626)
Net cash (used in) provided by financing activities	(2,801)	1,691
Net cash provided by operating activities increased $414 million for the six months ended June 30, 2021, versus the comparable period in 2020, primarily due to higher net income adjusted for non-cash items, partially offset by timing of settlement with customers.
Net cash used in investing activities increased $4,076 million for the six months ended June 30, 2021, versus the comparable period in 2020, primarily due to increased acquisition activity in the current year.
During the six months ended June 30, 2021 we had a net use of cash for financing activities, versus the comparable period in 2020, when we had net cash provided by financing activities. This change was primarily due to lower net debt proceeds and higher repurchases of our Class A common stock in the current period.
Debt and Credit Availability
In March 2021, we issued $600 million principal amount of notes due March 2031 and $700 million principal amount of notes due March 2051 (collectively the “2021 USD Notes”). Our total debt outstanding was $13.9 billion and $12.7 billion at June 30, 2021 and December 31, 2020, respectively, with the earliest maturity of $650 million of principal occurring in November 2021. The proceeds of the 2021 USD Notes due March 2031 are to be used to fund eligible green and social projects, examples of which are described in the Use of Proceeds section of the Prospectus Supplement filed on March 4, 2021. All other notes are to be used for general corporate purposes.

42 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of June 30, 2021, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2025.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2021 and December 31, 2020.
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
Aggregate payments for quarterly dividends totaled $873 million for the six months ended June 30, 2021.
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on February 9, 2021 to holders of record on January 8, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $439 million.
On February 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on May 7, 2021 to holders of record on April 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $434 million.
On June 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on August 9, 2021 to holders of record on July 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $434 million.
Repurchased shares of our common stock are considered treasury stock. In December 2020 and 2019, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.0 billion and $8.0 billion, respectively, of our Class A common stock under each plan. The program approved in 2020 will become effective after completion of the share repurchase program authorized in 2019. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2021:

(in millions, except average price data)
Remaining authorization at December 31, 2020	$9,831
Dollar value of shares repurchased during the six months ended June 30, 2021	$3,067
Remaining authorization at June 30, 2021	$6,764
Shares repurchased during the six months ended June 30, 2021	8.5
Average price paid per share during the six months ended June 30, 2021	$359.66
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 43

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $70 million and $58 million on our foreign exchange derivative contracts outstanding at June 30, 2021 and December 31, 2020, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $1 million and $23 million on our short duration foreign exchange derivative contracts outstanding at June 30, 2021 and December 31, 2020, respectively.
We are further exposed to foreign exchange rate risk related to translation of our foreign operating results where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $211 million on our foreign exchange derivative contracts designated as a net investment hedge at June 30, 2021, before considering the offsetting effect of the underlying hedged activity. The Company did not have similar foreign exchange derivative contracts outstanding as of December 31, 2020.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2021 and December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

44 MASTERCARD JUNE 30, 2021 FORM 10-Q

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
During the second quarter of 2021, we repurchased 4.6 million shares for $1.7 billion at an average price of $370.83 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
April 1 - 30	1,360,096	$377.46	1,360,096	$7,961,751,045
May 1 - 31	1,580,594	$369.14	1,580,594	$7,378,297,503
June 1 - 30	1,674,449	$367.03	1,674,449	$6,763,717,318
Total	4,615,139	$370.83	4,615,139
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
2 In December 2020 and 2019, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.0 billion and $8.0 billion, respectively, of our Class A common stock under each plan.
Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

46 MASTERCARD JUNE 30, 2021 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 23, 2021 (File No. 001-32877)).

3.2	Amended and Restated By-laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 23, 2021 (File No. 001-32877)).
10.1+*	Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated effective June 22, 2021.
10.2*	Schedule of Non-Employee Directors’ Annual Compensation effective as of June 22, 2021.
10.3*	2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of Jun 22, 2021.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD JUNE 30, 2021 FORM 10-Q 47

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 29, 2021	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2021	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2021	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

48 MASTERCARD JUNE 30, 2021 FORM 10-Q