Form 10-Q
period 2021-09-30
Mastercard Inc
filed 2021-10-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 25, 2021, there were 974,709,101 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,848,294 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	30	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	44	Item 3.	Quantitative and qualitative disclosures about market risk
	45	Item 4.	Controls and procedures

PART II	47	Item 1.	Legal proceedings
	47	Item 1A.	Risk factors
	47	Item 2.	Unregistered sales of equity securities and use of proceeds
	47	Item 5.	Other information
	47	Item 6.	Exhibits
	49	-	Signatures

2 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net Revenue	$4,985	$3,837	$13,668	$11,181
Operating Expenses:
General and administrative	1,831	1,423	5,225	4,285
Advertising and marketing	222	168	557	415
Depreciation and amortization	188	141	537	430
Provision for litigation	27	—	94	28
Total operating expenses	2,268	1,732	6,413	5,158
Operating income	2,717	2,105	7,255	6,023
Other Income (Expense):
Investment income	5	3	9	27
Gains (losses) on equity investments, net	197	(91)	534	(190)
Interest expense	(110)	(105)	(323)	(275)
Other income (expense), net	7	3	9	7
Total other income (expense)	99	(190)	229	(431)
Income before income taxes	2,816	1,915	7,484	5,592
Income tax expense	402	402	1,176	966
Net Income	$2,414	$1,513	$6,308	$4,626
Basic Earnings per Share	$2.45	$1.51	$6.37	$4.61
Basic weighted-average shares outstanding	986	1,001	990	1,003
Diluted Earnings per Share	$2.44	$1.51	$6.35	$4.59
Diluted weighted-average shares outstanding	990	1,005	994	1,008

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net Income	$2,414	$1,513	$6,308	$4,626
Other comprehensive income (loss):
Foreign currency translation adjustments	(219)	228	(274)	(17)
Income tax effect	9	(8)	33	21
Foreign currency translation adjustments, net of income tax effect	(210)	220	(241)	4

Translation adjustments on net investment hedges	90	(73)	162	(82)
Income tax effect	(20)	16	(36)	18
Translation adjustments on net investment hedges, net of income tax effect	70	(57)	126	(64)

Cash flow hedges	2	—	1	(189)
Income tax effect	—	—	—	42
Reclassification adjustments for cash flow hedges	1	2	5	3
Income tax effect	—	(1)	(1)	(1)
Cash flow hedges, net of income tax effect	3	1	5	(145)

Defined benefit pension and other postretirement plans	—	—	—	—
Income tax effect	—	—	—	—
Reclassification adjustment for defined benefit pension and other postretirement plans	—	—	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	(2)	2	—	(1)
Income tax effect	1	—	—	—
Investment securities available-for-sale, net of income tax effect	(1)	2	—	(1)

Other comprehensive income (loss), net of tax	(138)	166	(111)	(207)
Comprehensive Income	$2,276	$1,679	$6,197	$4,419

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	September 30, 2021	December 31, 2020
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,406	$10,113
Restricted cash for litigation settlement	586	586
Investments	510	483
Accounts receivable	2,820	2,646
Settlement due from customers	861	1,706
Restricted security deposits held for customers	1,832	1,696
Prepaid expenses and other current assets	2,367	1,883
Total current assets	15,382	19,113
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,570 and $1,390, respectively	1,860	1,902
Deferred income taxes	471	491
Goodwill	7,569	4,960
Other intangible assets, net of accumulated amortization of $1,676 and $1,489, respectively	3,561	1,753
Other assets	6,567	5,365
Total Assets	$35,410	$33,584
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$557	$527
Settlement due to customers	496	1,475
Restricted security deposits held for customers	1,832	1,696
Accrued litigation	838	842
Accrued expenses	5,964	5,430
Current portion of long-term debt	650	649
Other current liabilities	1,224	1,228
Total current liabilities	11,561	11,847
Long-term debt	13,211	12,023
Deferred income taxes	374	86
Other liabilities	3,462	3,111
Total Liabilities	28,608	27,067
Commitments and Contingencies
Redeemable Non-controlling Interests	29	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,397 and 1,396 shares issued and 976 and 987 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,026	4,982
Class A treasury stock, at cost, 422 and 409 shares, respectively	(41,282)	(36,658)
Retained earnings	43,750	38,747
Accumulated other comprehensive income (loss)	(791)	(680)
Mastercard Incorporated Stockholders' Equity	6,703	6,391
Non-controlling interests	70	97
Total Equity	6,773	6,488
Total Liabilities, Redeemable Non-controlling Interests and Equity	$35,410	$33,584

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended September 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2021	$—	$—	$5,053	$(39,729)	$41,771	$(653)	$6,442	$98	$6,540
Net income	—	—	—	—	2,414	—	2,414	—	2,414
Activity related to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)
Acquisition of non-controlling interest	—	—	(122)	—	—	—	(122)	(17)	(139)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(138)	(138)	—	(138)
Dividends	—	—	—	—	(433)	—	(433)	—	(433)
Purchases of treasury stock	—	—	—	(1,553)	—	—	(1,553)	—	(1,553)
Share-based payments	—	—	95	—	—	—	95	—	95
Balance at September 30, 2021	$—	$—	$5,026	$(41,282)	$43,750	$(791)	$6,703	$70	$6,773

	Nine Months Ended September 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488
Net income	—	—	—	—	6,308	—	6,308	—	6,308
Activity related to non-controlling interests	—	—	—	—	—	—	—	(10)	(10)
Acquisition of non-controlling interest	—	—	(122)	—	—	—	(122)	(17)	(139)
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(111)	(111)	—	(111)
Dividends	—	—	—	—	(1,301)	—	(1,301)	—	(1,301)
Purchases of treasury stock	—	—	—	(4,628)	—	—	(4,628)	—	(4,628)
Share-based payments	—	—	166	4	—	—	170	—	170
Balance at September 30, 2021	$—	$—	$5,026	$(41,282)	$43,750	$(791)	$6,703	$70	$6,773

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 9

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

10 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities
Net income	$6,308	$4,626
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	995	749
Depreciation and amortization	537	430
(Gains) losses on equity investments, net	(534)	190
Share-based compensation	241	202
Deferred income taxes	(49)	7
Other	34	15
Changes in operating assets and liabilities:
Accounts receivable	(234)	112
Settlement due from customers	845	1,618
Prepaid expenses	(1,742)	(1,291)
Accrued litigation and legal settlements	(4)	(116)
Restricted security deposits held for customers	136	198
Accounts payable	(74)	(145)
Settlement due to customers	(978)	(1,587)
Accrued expenses	692	(399)
Net change in other assets and liabilities	101	362
Net cash provided by operating activities	6,274	4,971
Investing Activities
Purchases of investment securities available-for-sale	(326)	(161)
Purchases of investments held-to-maturity	(172)	(126)
Proceeds from sales of investment securities available-for-sale	202	349
Proceeds from maturities of investment securities available-for-sale	95	127
Proceeds from maturities of investments held-to-maturity	156	84
Purchases of property and equipment	(285)	(280)
Capitalized software	(301)	(277)
Purchases of equity investments	(179)	(183)
Proceeds from sales of equity investments	185	—
Acquisition of businesses, net of cash acquired	(4,197)	(183)
Settlement of interest rate derivative contracts	—	(175)
Other investing activities	(12)	—
Net cash used in investing activities	(4,834)	(825)
Financing Activities
Purchases of treasury stock	(4,628)	(3,443)
Dividends paid	(1,307)	(1,206)
Proceeds from debt, net	1,282	3,959
Acquisition of redeemable non-controlling interests	—	(49)
Acquisition of non-controlling interest	(133)	—
Contingent consideration paid	(64)	—
Tax withholdings related to share-based payments	(130)	(145)
Cash proceeds from exercise of stock options	55	88
Other financing activities	(13)	19
Net cash used in financing activities	(4,938)	(777)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(80)	66
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,578)	3,435
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	12,419	8,969
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,841	$12,404

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At September 30, 2021 and December 31, 2020, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2021 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of December 31, 2020. The consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
During the nine months ended September 30, 2021, the Company acquired businesses for $4.4 billion in cash consideration. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business.
On March 5, 2021, Mastercard acquired a majority of the Corporate Services business of Nets Denmark A/S (“Nets”) for €3.0 billion (approximately $3.6 billion as of the date of acquisition) in cash consideration based on a €2.85 billion enterprise value, adjusted for cash and net working capital at closing. The business acquired is primarily comprised of clearing and instant payment services and e-billing solutions. In relation to this acquisition, the Company’s preliminary estimate of net assets acquired primarily relates to intangible assets, including goodwill of $2.1 billion, of which $0.8 billion is expected to be deductible for local tax purposes. The goodwill arising from this acquisition is primarily attributable to the synergies expected to arise through geographic, product and customer expansion, the underlying technology and workforce acquired.
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

12 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is in the process of evaluating additional information necessary to finalize the valuation of the acquired assets and liabilities assumed as of the acquisition dates for the Nets and Ekata acquisitions. Therefore, the preliminary fair values set forth below use information available as of September 30, 2021 and are subject to adjustment as additional information is evaluated and the valuations are completed. The initial purchase price allocation, as of the acquisition dates, is noted below:

(in millions)
Assets:
Cash and cash equivalents	$228
Other current assets	33
Other intangible assets	1,917
Goodwill	2,695
Other assets	15
Total assets	4,888

Liabilities:
Other current liabilities	91
Deferred income taxes	359
Other liabilities	11
Total liabilities	461

Net assets acquired	$4,427
The following table summarizes the identified intangible assets acquired during the nine months ended September 30, 2021:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$366	12.3
Customer relationships	1,530	19.0
Other	21	8.0
Other intangible assets	$1,917	17.6
Proforma information related to these acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
In 2020, the Company acquired several businesses in separate transactions for total consideration of $1.1 billion. As of September 30, 2021, the Company had finalized the purchase accounting for $185 million of the businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2020. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Pending Acquisitions
As of September 30, 2021, Mastercard has entered into definitive agreements to acquire certain businesses in separate transactions for total consideration of approximately $266 million. These acquisitions have closed or are expected to close in the fourth quarter of 2021 and are expected to further compliment the Company’s strategic goals.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenue by source:
Domestic assessments	$2,139	$1,750	$5,993	$4,907
Cross-border volume fees	1,276	791	3,284	2,645
Transaction processing	2,849	2,251	7,812	6,352
Other revenues	1,562	1,143	4,384	3,286
Gross revenue	7,826	5,935	21,473	17,190
Rebates and incentives (contra-revenue)	(2,841)	(2,098)	(7,805)	(6,009)
Net revenue	$4,985	$3,837	$13,668	$11,181
Net revenue by geographic region:
North American Markets	$1,707	$1,381	$4,803	$3,958
International Markets	3,218	2,419	8,715	7,094
Other [1]	60	37	150	129
Net revenue	$4,985	$3,837	$13,668	$11,181
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	September 30, 2021	December 31, 2020
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,661	$2,505
Contract assets
Prepaid expenses and other current assets	84	59
Other assets	365	245
Deferred revenue [1]
Other current liabilities	416	355
Other liabilities	209	143

1    Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2021 and 2020 was $180 million and $651 million and $289 million and $684 million, respectively.

14 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Numerator
Net income	$2,414	$1,513	$6,308	$4,626
Denominator
Basic weighted-average shares outstanding	986	1,001	990	1,003
Dilutive stock options and stock units	4	4	4	5
Diluted weighted-average shares outstanding [1]	990	1,005	994	1,008
Earnings per Share
Basic	$2.45	$1.51	$6.37	$4.61
Diluted	$2.44	$1.51	$6.35	$4.59
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

	September 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$6,406	$10,113
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	586
Restricted security deposits held for customers	1,832	1,696
Prepaid expenses and other current assets	17	24
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,841	$12,419
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Available-for-sale securities	$335	$321
Held-to-maturity securities	175	162
Total investments	$510	$483

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$3	$—	$—	$3	$10	$—	$—	$10
Government and agency securities	115	—	—	115	64	—	—	64
Corporate securities	216	1	—	217	246	1	—	247
Total	$334	$1	$—	$335	$320	$1	$—	$321
The Company’s corporate and municipal available-for-sale investment securities held at September 30, 2021 and December 31, 2020 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2021 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$149	$149
Due after 1 year through 5 years	185	186
Total	$334	$335
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits, and realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2021 and 2020 were not significant.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2020	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2021
	(in millions)
Marketable securities	$476	$—	$(165)	$142	$33	$486
Nonmarketable securities	696	179	(20)	392	(49)	1,198
Total equity investments	$1,172	$179	$(185)	$534	$(16)	$1,684
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes transfers between equity investment categories due to changes to the existence of readily determinable fair values and translational impact of currency.

16 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of the Company’s Nonmarketable securities:

	September 30, 2021	December 31, 2020
	(in millions)
Measurement alternative [1]	$953	$539
Equity method	245	157
Total Nonmarketable securities	$1,198	$696
1    Cumulative impairments and downward fair value adjustments on measurement alternative investments were $15 million and cumulative upward fair value adjustments were $396 million as of September 30, 2021.
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature. Transfers made among the three levels in the Valuation Hierarchy for the three and nine months ended September 30, 2021 were not material.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$3	$—	$3	$—	$10	$—	$10
Government and agency securities	36	79	—	115	26	38	—	64
Corporate securities	—	217	—	217	—	247	—	247
Derivative instruments [2]:
Foreign exchange contracts	—	68	—	68	—	19	—	19
Marketable securities [3]:
Equity securities	486	—	—	486	476	—	—	476
Deferred compensation plan [4]:
Deferred compensation assets	85	—	—	85	78	—	—	78

Liabilities
Derivative instruments [2]:
Foreign exchange derivative liabilities	$—	$(2)	$—	$(2)	$—	$(28)	$—	$(28)
Deferred compensation plan [5]:
Deferred compensation liabilities	(85)	—	—	(85)	(81)	—	—	(81)
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

18 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At September 30, 2021, the carrying value and fair value of total long-term debt (including the current portion) was $13.9 billion and $15.3 billion, respectively. At December 31, 2020, the carrying value and fair value of long-term debt (including the current portion) was $12.7 billion and $14.8 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$1,289	$1,086
Prepaid income taxes	173	78
Other	905	719
Total prepaid expenses and other current assets	$2,367	$1,883
Other assets consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$3,732	$3,220
Equity investments	1,684	1,172
Income taxes receivable	609	553
Other	542	420
Total other assets	$6,567	$5,365
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Customer and merchant incentives	$4,247	$3,998
Personnel costs	836	727
Income and other taxes	392	208
Other	489	497
Total accrued expenses	$5,964	$5,430
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of September 30, 2021 and December 31, 2020, the Company’s provision for litigation was $838 million and $842 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			September 30, 2021	December 31, 2020	Effective Interest Rate
			(in millions)
2021 USD Notes	1.900%	Senior Notes due March 2031	$600	$—	1.981%
	2.950%	Senior Notes due March 2051	700	—	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.000%	Senior Notes due November 2021	650	650	2.236%
	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [1]	1.100%	Senior Notes due December 2022	815	859	1.265%
	2.100%	Senior Notes due December 2027	932	982	2.189%
	2.500%	Senior Notes due December 2030	175	184	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			13,972	12,775
Less: Unamortized discount and debt issuance costs			(111)	(103)
Total debt outstanding			13,861	12,672
Less: Current portion[2]			(650)	(649)
Long-term debt			$13,211	$12,023
1€1.650 billion euro-denominated debt issued in December 2015.
22016 USD Notes due in November 2021 are classified on the consolidated balance sheet as current portion of long-term debt. In October 2021, the Company exercised its redemption option and paid the total principal related to the 2016 USD Notes due in November 2021 of $650 million to reduce interest expense. No repayment penalties were incurred.
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

20 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders' Equity
The Company declared quarterly cash dividends on its Class A and Class B Common Stock during the three and nine months ended September 30, 2021 and 2020 as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Dividends declared per share	$0.44	$0.40	$1.32	$1.20
Total dividends declared	$433	$398	$1,301	$1,202
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the nine months ended September 30, 2021:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2020	986.9	8.3
Purchases of treasury stock	(12.8)	—
Share-based payments	1.2	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at September 30, 2021	975.7	7.9
In December 2020 and 2019, the Company’s Board of Directors approved share repurchase programs authorizing the Company to repurchase up to $6.0 billion and $8.0 billion, respectively, of its Class A common stock under each plan. The program approved in 2020 became effective in August 2021 after completion of the share repurchase program authorized in 2019. During the nine months ended September 30, 2021, the Company repurchased 12.8 million shares of its common stock for $4.6 billion at an average price of $360.87. As of September 30, 2021 the remaining authorization was $5.2 billion.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 and 2020 were as follows:

	December 31, 2020	Increase / (Decrease)	Reclassifications	September 30, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(241)	$—	$(593)
Translation adjustments on net investment hedges [2]	(175)	126	—	(49)
Cash flow hedges
Foreign exchange contracts [3]	—	1	1	2
Interest rate contracts [4]	(133)	—	3	(130)
Defined benefit pension and other postretirement plans	(20)	—	(1)	(21)
Investment securities available-for-sale	—	—	—	—
Accumulated Other Comprehensive Income (Loss)	$(680)	$(114)	$3	$(791)

	December 31, 2019	Increase / (Decrease)	Reclassifications	September 30, 2020
	(in millions)
Foreign currency translation adjustments[1]	$(638)	$4	$—	$(634)
Translation adjustments on net investment hedges [2]	(38)	(64)	—	(102)
Cash flow hedges
Interest rate contracts [4]	11	(147)	2	(134)
Defined benefit pension and other postretirement plans	(9)	—	(1)	(10)
Investment securities available-for-sale	1	(1)	—	—
Accumulated Other Comprehensive Income (Loss)	$(673)	$(208)	$1	$(880)
1.During the nine months ended September 30, 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar. During the nine months ended September 30, 2020, foreign currency translation adjustments were not material.
2.During the nine months ended September 30, 2021, the decrease in the accumulated other comprehensive loss related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the nine months ended September 30, 2020, the increase in the accumulated other comprehensive loss related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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
Note 13. Share-Based Payments
During the nine months ended September 30, 2021, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2021	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$92
Restricted stock units	0.8	358
Performance stock units	0.2	385

22 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

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
Note 14. Income Taxes
The effective income tax rates were 14.3% and 21.0% for the three months ended September 30, 2021 and 2020, respectively. The lower effective income tax rate for the three months ended September 30, 2021, versus the comparable period in 2020, was primarily due to the recognition of U.S. tax benefits in the current period, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S. In addition, there were certain gains on equity investments that did not result in tax expense in the current period which also contributed to the lower effective tax rate.
The effective income tax rates were 15.7% and 17.3% for the nine months ended September 30, 2021 and 2020, respectively. The lower effective income tax rate for the nine months ended September 30, 2021, versus the comparable period in 2020, was primarily due to the recognition of U.S. tax benefits in the third quarter of 2021, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S. In addition, there were certain gains on equity investments that did not result in tax expense in the current period which also contributed to the lower effective tax rate. These benefits were partially offset by a lower discrete tax benefit related to share-based payments and a change in the Company’s geographic mix of earnings.
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 23

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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019. The district court’s settlement approval order has been appealed and oral argument on the appeal is scheduled for January 2022. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020. In September 2021, the district court granted the Rules Relief Class’s motion for class certification.
As of September 30, 2021 and December 31, 2020, Mastercard had accrued a liability of $783 million as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of September 30, 2021 and December 31, 2020, Mastercard had $586 million in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of September 30, 2021 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the

24 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Approximately £1 billion (approximately $1.2 billion as of September 30, 2021) of unresolved damages claims remain.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant claimants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K. domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent three of the merchant cases back to the trial court solely for the purpose of determining damages issues. This determination is not expected to occur until 2023.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, in May 2021 the court heard oral argument with respect to the plaintiffs’ motion for summary judgment on certain liability issues. For the three months ended September 30, 2021, Mastercard incurred charges of $27 million related to litigation settlements and estimated attorneys’ fees with a number of U.K. merchants.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $19 billion as of September 30, 2021). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application, during which Mastercard sought to narrow the scope of the proposed class. In August 2021, the trial court issued a decision in which it granted class certification but agreed with Mastercard’s argument and narrowed the scope of the class. The plaintiffs did not appeal the trial court’s decision narrowing the class. A class management conference is scheduled for January 2022.
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs request for class certification. Visa and Mastercard’s request for permission to appeal the certification decision to the appellate court was granted. Briefing on the appeal is expected to take place over the course of 2022. Mastercard intends to vigorously defend against both the plaintiffs’ liability and damages claims.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgement is expected to occur in 2022.
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
U.K. Prepaid Cards Matter
In 2019, Mastercard was informed by the U.K. Payment Systems Regulator (“PSR”) that Mastercard was a target of its confidential investigation into alleged anti-competitive conduct by public sector prepaid card program managers in the U.K. This matter focused exclusively on historic behavior. In March 2021, the PSR announced the resolution and settlement of this investigation. As part of the resolution, Mastercard has agreed to pay a maximum fine of £32 million. This matter has no prospective impact on Mastercard’s on-going business. In connection with this matter, in the fourth quarter of 2020, Mastercard recorded a litigation charge of $45 million.
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

26 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

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
The Company’s estimated settlement exposure was as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Gross settlement exposure	$57,360	$52,360
Risk mitigation arrangements applied to settlement exposure	(7,447)	(6,021)
Net settlement exposure	$49,913	$46,339
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $363 million and $370 million at September 30, 2021 and December 31, 2020, respectively, of which the Company has risk mitigation arrangements for $288 million and $294 million at September 30, 2021 and December 31, 2020, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled at a loss of $136 million after tax, in accumulated other comprehensive income (loss). As of September 30, 2021, a cumulative loss of $130 million, after tax, remains in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are designated as an excluded component and recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and nine months ended September 30, 2021 were not material.
In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in its European operations. For the three and nine months ended September 30, 2021, the Company recorded pre-tax net foreign currency gains of $42 million and $102 million, respectively, in other comprehensive income (loss).

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021, the Company had a net foreign currency loss of $49 million after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
Non-designated Derivatives
The Company may also enter into foreign exchange derivative contracts to serve as economic hedges, such as to offset possible changes in the value of monetary assets and liabilities due to foreign exchange fluctuations, without designating these derivative contracts as hedging instruments. In addition, the Company is subject to foreign exchange risk as part of its daily settlement activities. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with customers. To manage this risk, the Company may enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. The objective of these activities is to reduce the Company’s exposure to volatility arising from gains and losses resulting from fluctuations of foreign currencies against its functional currencies. Gains and losses resulting from changes in fair value of these contracts are recorded in general and administrative expenses on the consolidated statement of operations, net, along with the foreign currency gains and losses on monetary assets and liabilities.
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	September 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Derivative assets:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$116	$2	$—	$—
Foreign exchange contracts in a net investment hedge [1]	2,044	61	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	540	5	483	19
Total Derivative Assets	$2,700	$68	$483	$19

Derivative liabilities:
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [2]	$72	$(1)	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts [2]	76	(1)	1,016	(28)
Total Derivative Liabilities	$148	$(2)	$1,016	$(28)
1.Foreign exchange derivative assets are recorded at fair value and included within prepaid expenses and other current assets on the consolidated balance sheet
2.Foreign exchange derivative liabilities are recorded at fair value and included within other current liabilities on the consolidated balance sheet

28 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended September 30,
	2021	2020		2021	2020
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$2	$—	Net revenue	$—	$—
Interest rate contracts	$—	$—	Interest expense	$(1)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$48	$—

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Nine Months Ended September 30,
	2021	2020		2021	2020
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$1	$—	Net revenue	$(1)	$—
Interest rate contracts	$—	$(189)	Interest expense	$(4)	$(3)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$60	$—

The Company estimates that $4 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at September 30, 2021 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2021	2020	2021	2020
	(in millions)
Foreign exchange derivative contracts
General and administrative	$(2)	$(11)	$(5)	$72
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 29

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
COVID-19
In the third quarter of 2021, our growth rates, which are at various stages of recovery, increased significantly as compared to the respective year-ago period as we lap the initial effects of the coronavirus (“COVID-19”) pandemic. The following table provides a summary of trends in our quarterly key metrics since early 2020 as compared to the respective year-ago periods to provide context of the effects of the pandemic:

	2020 Quarter Ended				2021 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	Increase/(Decrease)
Gross dollar volume (local currency basis)	8%	(10)%	1%	1%	8%	33%	20%
Cross-border volume (local currency basis)	(1)%	(45)%	(36)%	(29)%	(17)%	58%	52%
Switched transactions	13%	(10)%	5%	4%	9%	41%	25%
The COVID-19 pandemic continues to have negative effects on the global economy. This outbreak has affected business activity, adversely impacting consumers, our customers, suppliers and business partners, as well as our workforce. We continue to monitor the effects of the pandemic and actions taken by governments as they relate to travel restrictions, social distancing measures, restrictions on business operations and fiscal stimulus actions, as well as the continued impact of these actions on consumers and businesses. While these governmental measures have eased in jurisdictions primarily where vaccination levels continue to progress, the extent to which current measures are removed or new measures are put in place will depend upon how the pandemic evolves, including the impact of COVID-19 variants and the potential resurgence of infections, as well as the progress of the ongoing global administration of vaccines.
The full extent to which the pandemic, and measures taken in response, affect our business, results of operations and financial condition will depend on future developments, including the duration of the pandemic and its impact on the global economy, which are uncertain, and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020		2021	2020
	($ in millions, except per share data)
Net revenue	$4,985	$3,837	30%	$13,668	$11,181	22%
Operating expenses	$2,268	$1,732	31%	$6,413	$5,158	24%
Operating income	$2,717	$2,105	29%	$7,255	$6,023	20%
Operating margin	54.5%	54.9%	(0.4) ppt	53.1%	53.9%	(0.8) ppt
Income tax expense	$402	$402	—%	$1,176	$966	22%
Effective income tax rate	14.3%	21.0%	(6.7) ppt	15.7%	17.3%	(1.6) ppt
Net income	$2,414	$1,513	59%	$6,308	$4,626	36%
Diluted earnings per share	$2.44	$1.51	62%	$6.35	$4.59	38%
Diluted weighted-average shares outstanding	990	1,005	(2)%	994	1,008	(1)%

30 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, special items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	As adjusted	Currency-neutral	2021	2020	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$4,985	$3,837	30%	29%	$13,668	$11,181	22%	20%
Adjusted operating expenses	$2,158	$1,732	25%	23%	$6,237	$5,129	22%	19%
Adjusted operating margin	56.7%	54.9%	1.8 ppt	2.0 ppt	54.4%	54.1%	0.2 ppt	0.4 ppt
Adjusted effective income tax rate	14.4%	20.0%	(5.6) ppt	(5.6) ppt	15.6%	17.1%	(1.4) ppt	(1.5) ppt
Adjusted net income	$2,341	$1,605	46%	45%	$6,018	$4,819	25%	23%
Adjusted diluted earnings per share	$2.37	$1.60	48%	48%	$6.06	$4.78	27%	25%
Note: Tables may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three and nine months ended September 30, 2021, versus the comparable periods in 2020, were as follows:

Net revenue
Three Months Ended September 30, 2021		For the three months ended September 30, 2021, net revenue increased 29% on a currency-neutral basis, which includes 3 percentage points of growth from acquisitions. The remaining increase was primarily due to:
GAAP	Non-GAAP (currency-neutral)
up 30%	up 29%	- Gross dollar volume growth of 20% on a local currency basis
- Cross-border volume growth of 52% on a local currency basis
- Switched transactions growth of 25%
- Other revenues increased 37%. On a currency-neutral basis, other revenues increased 35%, which includes 10 percentage points of growth due to acquisitions.
The remaining growth was driven primarily by our Cyber & Intelligence and Data &
Services solutions.
These increases to net revenue were partially offset by:
- Rebates and incentives growth of 35%, or 34% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals

Nine Months Ended September 30, 2021		For the nine months ended September 30, 2021, net revenue increased 20% on a currency-neutral basis, which includes 2 percentage points of growth from acquisitions. The remaining increase was primarily due to:
GAAP	Non-GAAP (currency-neutral)
up 22%	up 20%
- Gross dollar volume growth of 20% on a local currency basis
- Cross-border volume growth of 25% on a local currency basis
- Switched transactions growth of 24%
- Other revenues increased 33%. On a currency-neutral basis, other revenues increased 32%, which includes 7 percentage points of growth due to acquisitions.
The remaining growth was driven primarily by our Cyber & Intelligence and Data &
Services solutions.
These increases to net revenue were partially offset by:
- Rebates and incentives growth of 30%, or 28% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2021		For the three months ended September 30, 2021, adjusted operating expenses increased 23% on a currency-neutral basis, which includes an 8 percentage point increase due to acquisitions. The remaining increase was primarily due to higher personnel costs, increased spending on advertising and marketing and increased data processing costs.
GAAP	Non-GAAP (currency-neutral)
up 31%	up 23%

Nine Months Ended September 30, 2021		For the nine months ended September 30, 2021, adjusted operating expenses increased 19% on a currency-neutral basis, which includes a 6 percentage point increase due to acquisitions. The remaining increase was primarily due to higher personnel costs, increased spending on advertising and marketing and increased data processing costs.
GAAP	Non-GAAP (currency-neutral)
up 24%	up 19%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2021		For the three months ended September 30, 2021, the adjusted effective income tax rate of 14.4% was lower than prior year, primarily due to the recognition of U.S. tax benefits in the current period, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
GAAP	Non-GAAP (currency-neutral)
14.3%	14.4%

Nine Months Ended September 30, 2021		For the nine months ended September 30, 2021, the adjusted effective income tax rate of 15.6% was lower than prior year, primarily due to the recognition of U.S. tax benefits in the third quarter of 2021, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S., partially offset by a lower discrete tax benefit related to share-based payments and a change in our geographic mix of earnings.
GAAP	Non-GAAP (currency-neutral)
15.7%	15.6%

Other financial highlights for the nine months ended September 30, 2021 were as follows:
•We generated net cash flows from operations of $6.3 billion.
•We completed the acquisitions of businesses for total consideration of $4.4 billion.
•We repurchased 12.8 million shares of our common stock for $4.6 billion and paid dividends of $1.3 billion.
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
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2021, we recorded pre-tax net gains of $197 million ($163 million after tax, or $0.16 per diluted share) and $534 million ($432 million after tax, or $0.43 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
•In the three and nine months ended September 30, 2020, we recorded net losses of $91 million, which included certain losses that did not provide any tax benefit, ($92 million after tax, or $0.09 per diluted share), and $190 million ($171 million after tax, or $0.17 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.

32 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•In the third quarter of 2021, we recorded pre-tax charges of $27 million ($22 million after tax, or $0.02 per diluted share) related to litigation settlements and estimated attorneys’ fees with U.K. merchants.
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
Indirect tax matter
•In the third quarter of 2021, we recorded a pre-tax charge of $88 million ($69 million after tax, or $0.07 per diluted share) due to the anticipated resolution of a foreign indirect tax matter for 2015 through the current period and the related interest.
See Note 6 (Investments) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for further discussion related to certain of our non-GAAP financial measures. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures:

	Three Months Ended September 30, 2021
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,268	54.5%	$99	14.3%	$2,414	$2.44
(Gains) losses on equity investments	**	**	(197)	(0.2) %	(163)	(0.16)
Litigation provisions	(27)	0.6%	**	0.1%	22	0.02
Indirect tax matter	(82)	1.6%	6	0.2%	69	0.07
Non-GAAP	$2,158	56.7%	$(92)	14.4%	$2,341	$2.37

	Nine Months Ended September 30, 2021
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$6,413	53.1%	$229	15.7%	$6,308	$6.35
(Gains) losses on equity investments	**	**	(534)	(0.3) %	(432)	(0.43)
Litigation provisions	(94)	0.7%	**	0.1%	74	0.07
Indirect tax matter	(82)	0.6%	6	0.1%	69	0.07
Non-GAAP	$6,237	54.4%	$(299)	15.6%	$6,018	$6.06

	Three Months Ended September 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,732	54.9%	$(190)	21.0%	$1,513	$1.51
(Gains) losses on equity investments	**	**	91	(1.0) %	92	0.09
Non-GAAP	$1,732	54.9%	$(99)	20.0%	$1,605	$1.60

	Nine Months Ended September 30, 2020
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,158	53.9%	$(431)	17.3%	$4,626	$4.59
(Gains) losses on equity investments	**	**	190	(0.2) %	171	0.17
Litigation provisions	(28)	0.3%	**	—%	22	0.02
Non-GAAP	$5,129	54.1%	$(241)	17.1%	$4,819	$4.78
Note: Tables may not sum due to rounding.
**    Not applicable

34 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2021 as compared to the Three Months Ended September 30, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	30%	31%	(0.4) ppt	(6.7) ppt	59%	62%
(Gains) losses on equity investments	**	**	**	0.8 ppt	(20) %	(19) %
Litigation provisions	**	(2) %	0.6 ppt	0.1 ppt	1%	1%
Indirect tax matter	**	(5) %	1.6 ppt	0.2 ppt	5%	5%
Non-GAAP	30%	25%	1.8 ppt	(5.6) ppt	46%	48%
Currency impact [1]	(1) %	(1) %	0.1 ppt	— ppt	(1) %	(1) %
Non-GAAP - currency-neutral	29%	23%	2.0 ppt	(5.6) ppt	45%	48%

	Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	22%	24%	(0.8) ppt	(1.6) ppt	36%	38%
(Gains) losses on equity investments	**	**	**	— ppt	(14) %	(14) %
Litigation provisions	**	(1) %	0.4 ppt	0.1 ppt	1%	1%
Indirect tax matter	**	(2) %	0.6 ppt	0.1 ppt	1%	2%
Non-GAAP	22%	22%	0.2 ppt	(1.4) ppt	25%	27%
Currency impact [1]	(2) %	(2) %	0.1 ppt	— ppt	(2) %	(2) %
Non-GAAP - currency-neutral	20%	19%	0.4 ppt	(1.5) ppt	23%	25%
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2021, GDV on a U.S. dollar-converted basis increased 21% and 22%, respectively, while GDV on a local currency basis increased 20% for each of the periods, versus the comparable periods in 2020. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency of the entity.
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

36 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Primary drivers of net revenue, versus the comparable periods in 2020, were as follows:
For the three months ended September 30, 2021, gross revenue increased 32%, or 31% on a currency-neutral basis, which includes growth of 2 percentage points from acquisitions. The remaining increase was primarily driven by transaction and volume growth and an increase in our value-added products and services. Rebates and incentives increased 35%, or 34% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals. Net revenue increased 30%, or 29% on a currency-neutral basis, and includes 3 percentage points of growth from our acquisitions.
For the nine months ended September 30, 2021, gross revenue increased 25%, or 23% on a currency-neutral basis, which includes growth of 1 percentage point from acquisitions. The remaining increase was primarily driven by transaction and volume growth and an increase in our value-added products and services. Rebates and incentives increased 30%, or 28% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals. Net revenue increased 22%, or 20% on a currency-neutral basis, and includes 2 percentage points of growth from our acquisitions.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
Domestic assessments	$2,139	$1,750	22%	$5,993	$4,907	22%
Cross-border volume fees	1,276	791	61%	3,284	2,645	24%
Transaction processing	2,849	2,251	27%	7,812	6,352	23%
Other revenues	1,562	1,143	37%	4,384	3,286	33%
Gross revenues	7,826	5,935	32%	21,473	17,190	25%
Rebates and incentives (contra-revenue)	(2,841)	(2,098)	35%	(7,805)	(6,009)	30%
Net revenue	$4,985	$3,837	30%	$13,668	$11,181	22%
The following table summarizes the drivers of change in net revenue:

	Three Months Ended September 30, 2021
	Operational		Acquisitions	Currency Impact [3]	Total
Domestic assessments	21%	1	—%	1%	22%
Cross-border volume fees	59%	1	—%	2%	61%
Transaction processing	26%	1	—%	1%	27%
Other revenues	26%	2	10%	1%	37%
Rebates and incentives (contra-revenue)	34%		—%	1%	35%
Net revenue	26%		3%	1%	30%

	Nine Months Ended September 30, 2021
	Operational		Acquisitions	Currency Impact [3]	Total
Domestic assessments	21%	1	—%	1%	22%
Cross-border volume fees	20%	1	—%	4%	24%
Transaction processing	21%	1	—%	2%	23%
Other revenues	24%	2	7%	2%	33%
Rebates and incentives (contra-revenue)	28%		—%	2%	30%
Net revenue	18%		2%	2%	22%
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

38 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the trend in volumes and transactions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	21%	20%	—%	1%	22%	20%	(3)%	(0.4)%
Asia Pacific/Middle East/Africa	11%	10%	(2)%	(1)%	16%	12%	(5)%	(3)%
Canada	24%	17%	(4)%	(3)%	24%	14%	(6)%	(4)%
Europe	28%	27%	2%	3%	27%	24%	(2)%	1%
Latin America	39%	34%	(22)%	(7)%	26%	26%	(18)%	(3)%
United States	20%	20%	4%	4%	22%	22%	2%	2%
Cross-border volume [1]	54%	52%	(35)%	(36)%	30%	25%	(29)%	(29)%
1    Excludes volume generated by Maestro and Cirrus cards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	25%	5%	24%	2%

Operating Expenses
For the three months ended September 30, 2021, operating expenses increased 31% versus the comparable period in 2020. Adjusted operating expenses increased 25%, or 23% on a currency-neutral basis, versus the comparable period in 2020, which includes an 8 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased spending on advertising and marketing and increased data processing costs.
For the nine months ended September 30, 2021, operating expenses increased 24% versus the comparable period in 2020. Adjusted operating expenses increased 22%, or 19% on a currency-neutral basis, versus the comparable period in 2020, which includes a 6 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased spending on advertising and marketing and increased data processing costs.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
General and administrative	$1,831	$1,423	29%	$5,225	$4,285	22%
Advertising and marketing	222	168	32%	557	415	34%
Depreciation and amortization	188	141	33%	537	430	25%
Provision for litigation	27	—	**	94	28	**
Total operating expenses	2,268	1,732	31%	6,413	5,158	24%
Special Items [1]	(109)	—	**	(176)	(28)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,158	$1,732	25%	$6,237	$5,129	22%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended September 30, 2021
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	15%	6%	7%	1%	29%
Advertising and marketing	30%	**	1%	1%	32%
Depreciation and amortization	5%	**	26%	2%	33%
Provision for litigation	**	**	**	**	**
Total operating expenses	16%	6%	8%	1%	31%

	Nine Months Ended September 30, 2021
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	12%	2%	6%	2%	22%
Advertising and marketing	31%	**	1%	2%	34%
Depreciation and amortization	3%	**	19%	3%	25%
Provision for litigation	**	**	**	**	**
Total operating expenses	13%	3%	6%	2%	24%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Includes translational and transactional impact of currency.
General and Administrative
For the three months ended September 30, 2021, general and administrative expenses increased 29%, or 28% on a currency-neutral basis, versus the comparable period in 2020. Current period results include growth of 7 percentage points from acquisitions and 6 percentage points from Special Items. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and increased data processing costs.
For the nine months ended September 30, 2021, general and administrative expenses increased 22%, or 20% on a currency-neutral basis, versus the comparable period in 2020. Current period results include growth of 6 percentage points from acquisitions and 2 percentage points from Special Items. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and increased data processing costs.

40 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020		2021	2020
	($ in millions)
Personnel	$1,166	$940	24%	$3,400	$2,817	21%
Professional fees	95	81	17%	298	258	16%
Data processing and telecommunications	228	195	17%	643	551	17%
Foreign exchange activity [1]	19	23	(14)%	35	(10)	**
Other [2]	323	184	76%	849	669	27%
Total general and administrative expenses	$1,831	$1,423	29%	$5,225	$4,285	22%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
2    Includes a special item related to a foreign indirect tax matter of $82 million, pre-tax, recorded during the three and nine months ended September 30, 2021. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Advertising and Marketing
For the three months ended September 30, 2021, advertising and marketing expenses increased 32%, or 31% on a currency-neutral basis, versus the comparable periods in 2020, primarily due to an increase in spending on certain marketing campaigns.
For the nine months ended September 30, 2021, advertising and marketing expenses increased 34%, or 32% on a currency-neutral basis, versus the comparable periods in 2020, primarily due to an increase in advertising and sponsorship spend driven by the reinstatement of sponsored events.
Depreciation and Amortization
For the three and nine months ended September 30, 2021, depreciation and amortization expenses increased 33% and 25%, or 31% and 22% on a currency-neutral basis, respectively, versus the comparable periods in 2020, which includes growth of 26 and 19 percentage points from acquisitions, respectively, due to the amortization of acquired intangible assets.
Provision for Litigation
We recorded litigation provisions of $27 million and $94 million during the three and nine months ended September 30, 2021, respectively, as well as $28 million during the nine months ended September 30, 2020, related to various litigation settlements and legal costs. See “Non-GAAP Financial Information” in this section for further discussion.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended September 30, 2021, other income (expense) was favorable $289 million, versus the comparable period in 2020, primarily due to net gains in the current period versus net losses in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities. Adjusted other income (expense) was favorable $7 million versus the year-ago period.
For the nine months ended September 30, 2021, other income (expense) was favorable $660 million, versus the comparable period in 2020, primarily due to net gains in the current period versus net losses in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities. Adjusted other income (expense) was unfavorable $58 million versus the year-ago period, primarily due to increased interest expense related to our recent debt issuances and a decrease in our investment income.
The components of other income (expense) were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2020		2021	2020
	($ in millions)
Investment income	$5	$3	**	$9	$27	(66)%
Gains (losses) on equity investments, net	197	(91)	**	534	(190)	**
Interest expense	(110)	(105)	5%	(323)	(275)	17%
Other income (expense), net	7	3	**	9	7	23%
Total other income (expense)	$99	$(190)	**	$229	$(431)	**
(Gains) losses on equity investments [1]	(197)	91	**	(534)	190	**
Special Items [1]	6	—	**	6	—	**
Adjusted total other income (expense) [1]	$(92)	$(99)	(7)%	$(299)	$(241)	24%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
For the three months ended September 30, 2021, the effective income tax rate was 14.3% versus 21.0% for the comparable period in 2020, primarily due to the recognition of U.S. tax benefits in the current period, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S. In addition, there were certain gains on equity investments that did not result in tax expense in the current period which also contributed to the lower effective tax rate. The adjusted effective income tax rate was 14.4% versus 20.0% for the comparable period in 2020, primarily due to the recognition of U.S. tax benefits in the current period, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
For the nine months ended September 30, 2021, the effective income tax rate was 15.7% versus 17.3%, for the comparable period in 2020, primarily due to the recognition of U.S. tax benefits in the third quarter of 2021, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S. In addition, there were certain gains on equity investments that did not result in tax expense in the current period which also contributed to the lower effective tax rate. These benefits were partially offset by a lower discrete tax benefit related to share-based payments and a change in our geographic mix of earnings. The adjusted effective income tax rate was 15.6% versus 17.1%, for the comparable period in 2020, primarily due to the recognition of U.S. tax benefits in the third quarter of 2021, the majority of which were discrete, resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S., partially offset by a lower discrete tax benefit related to share-based payments and a change in our geographic mix of earnings.

42 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2021	December 31, 2020
	(in billions)
Cash, cash equivalents and investments [1]	$6.9	$10.6
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.4 billion and $2.3 billion at September 30, 2021 and December 31, 2020, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$6,274	$4,971
Net cash used in investing activities	(4,834)	(825)
Net cash used in financing activities	(4,938)	(777)
Net cash provided by operating activities increased $1,303 million for the nine months ended September 30, 2021, versus the comparable period in 2020, primarily due to higher net income adjusted for non-cash items and the timing of customer incentive payments, partially offset by higher outstanding accounts receivable in the current period due to increased volumes.
Net cash used in investing activities increased $4,009 million for the nine months ended September 30, 2021, versus the comparable period in 2020, primarily due to increased acquisition activity in the current year.
Net cash used in financing activities increased $4,161 million for the nine months ended September 30, 2021, versus the comparable period in 2020, primarily due to lower net debt proceeds and higher repurchases of our Class A common stock in the current period.
Debt and Credit Availability
In March 2021, we issued $600 million principal amount of notes due March 2031 and $700 million principal amount of notes due March 2051 (collectively the “2021 USD Notes”). Our total debt outstanding was $13.9 billion and $12.7 billion at September 30, 2021 and December 31, 2020, respectively, with the earliest maturity of $650 million of principal occurring in November 2021 which was repaid in October 2021 to reduce interest expense. The proceeds of the 2021 USD Notes due March 2031 are to be used to fund eligible green and social projects, examples of which are described in the Use of Proceeds section of the Prospectus Supplement filed on March 4, 2021. All other notes are to be used for general corporate purposes.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 43

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2021, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2025.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2021 and December 31, 2020.
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
Aggregate payments for quarterly dividends totaled $1,307 million for the nine months ended September 30, 2021.
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on February 9, 2021 to holders of record on January 8, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $439 million.
On February 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on May 7, 2021 to holders of record on April 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $434 million.
On June 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share paid on August 9, 2021 to holders of record on July 9, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $434 million.
On September 20, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share payable on November 9, 2021 to holders of record on October 8, 2021 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $433 million.
Repurchased shares of our common stock are considered treasury stock. In December 2020 and 2019, our Board of Directors approved share repurchase programs authorizing us to repurchase up to $6.0 billion and $8.0 billion, respectively, of our Class A common stock under each plan. The program approved in 2020 became effective in August 2021 after completion of the share repurchase program authorized in 2019. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2021:

(in millions, except average price data)
Remaining authorization at December 31, 2020	$9,831
Dollar value of shares repurchased during the nine months ended September 30, 2021	$4,628
Remaining authorization at September 30, 2021	$5,203
Shares repurchased during the nine months ended September 30, 2021	12.8
Average price paid per share during the nine months ended September 30, 2021	$360.87
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

44 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $65 million and $58 million on our foreign exchange derivative contracts outstanding at September 30, 2021 and December 31, 2020, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $1 million and $23 million on our short duration foreign exchange derivative contracts outstanding at September 30, 2021 and December 31, 2020, respectively.
We are further exposed to foreign exchange rate risk related to translation of our foreign operating results where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $220 million on our foreign exchange derivative contracts designated as a net investment hedge at September 30, 2021, before considering the offsetting effect of the underlying hedged activity. The Company did not have similar foreign exchange derivative contracts outstanding as of December 31, 2020.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at September 30, 2021 and December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 45

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
During the third quarter of 2021, we repurchased 4.3 million shares for $1.6 billion at an average price of $363.27 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
July 1 - 31	1,287,586	$378.16	1,287,586	$6,276,801,057
August 1 - 31	1,528,021	$365.70	1,528,021	$5,718,006,358
September 1 - 30	1,481,734	$347.81	1,481,734	$5,202,638,029
Total	4,297,341	$363.27	4,297,341
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

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 47

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

48 MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 28, 2021	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2021	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2021	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

MASTERCARD SEPTEMBER 30, 2021 FORM 10-Q 49