Form 10-Q
period 2022-03-31
Mastercard Inc
filed 2022-04-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(914) 249-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange of which registered
Class A Common Stock, par value $0.0001 per share	MA	New York Stock Exchange
1.1% Notes due 2022	MA22	New York Stock Exchange
2.1% Notes due 2027	MA27	New York Stock Exchange
1.0% Notes due 2029	MA29A	New York Stock Exchange
2.5% Notes due 2030	MA30	New York Stock Exchange

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
As of April 25, 2022, there were 964,920,839 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,723,884 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	28	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	38	Item 3.	Quantitative and qualitative disclosures about market risk
	39	Item 4.	Controls and procedures

PART II	41	Item 1.	Legal proceedings
	41	Item 1A.	Risk factors
	41	Item 2.	Unregistered sales of equity securities and use of proceeds
	42	Item 5.	Other information
	42	Item 6.	Exhibits
	44	-	Signatures

2 MASTERCARD MARCH 31, 2022 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of the global COVID-19 pandemic and measures taken in response
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•events and resulting actions related to the Russian invasion of Ukraine
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A - Risk Factors of this Report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD MARCH 31, 2022 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD MARCH 31, 2022 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Net Revenue	$5,167	$4,155
Operating Expenses:
General and administrative	1,844	1,676
Advertising and marketing	181	119
Depreciation and amortization	192	163
Total operating expenses	2,217	1,958
Operating income	2,950	2,197
Other Income (Expense):
Investment income	5	1
Gains (losses) on equity investments, net	(76)	94
Interest expense	(110)	(107)
Other income (expense), net	4	5
Total other income (expense)	(177)	(7)
Income before income taxes	2,773	2,190
Income tax expense	142	362
Net Income	$2,631	$1,828
Basic Earnings per Share	$2.69	$1.84
Basic weighted-average shares outstanding	977	994
Diluted Earnings per Share	$2.68	$1.83
Diluted weighted-average shares outstanding	981	998

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$2,631	$1,828
Other comprehensive income (loss):
Foreign currency translation adjustments	(64)	(198)
Income tax effect	12	33
Foreign currency translation adjustments, net of income tax effect	(52)	(165)

Translation adjustments on net investment hedges	86	133
Income tax effect	(19)	(30)
Translation adjustments on net investment hedges, net of income tax effect	67	103

Cash flow hedges	1	3
Income tax effect	—	(1)
Reclassification adjustments for cash flow hedges	(5)	1
Income tax effect	1	—
Cash flow hedges, net of income tax effect	(3)	3

Investment securities available-for-sale	(2)	1
Income tax effect	1	—
Investment securities available-for-sale, net of income tax effect	(1)	1

Other comprehensive income (loss), net of tax	11	(58)
Comprehensive Income	$2,642	$1,770

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2022 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	March 31, 2022	December 31, 2021
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,879	$7,421
Restricted cash for litigation settlement	585	586
Investments	449	473
Accounts receivable	2,889	3,006
Settlement assets	1,101	1,319
Restricted security deposits held for customers	1,730	1,873
Prepaid expenses and other current assets	2,320	2,271
Total current assets	15,953	16,949
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,679 and $1,614, respectively	1,957	1,907
Deferred income taxes	795	486
Goodwill	7,625	7,662
Other intangible assets, net of accumulated amortization of $1,819 and $1,755, respectively	3,675	3,671
Other assets	7,158	6,994
Total Assets	$37,163	$37,669
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$666	$738
Settlement obligations	547	913
Restricted security deposits held for customers	1,730	1,873
Accrued litigation	797	840
Accrued expenses	5,954	6,642
Current portion of long-term debt	778	792
Other current liabilities	1,456	1,364
Total current liabilities	11,928	13,162
Long-term debt	13,868	13,109
Deferred income taxes	386	395
Other liabilities	3,851	3,591
Total Liabilities	30,033	30,257
Commitments and Contingencies
Redeemable Non-controlling Interests	28	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,398 and 1,397 shares issued and 967 and 972 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,026	5,061
Class A treasury stock, at cost, 432 and 425 shares, respectively	(44,994)	(42,588)
Retained earnings	47,800	45,648
Accumulated other comprehensive income (loss)	(798)	(809)
Mastercard Incorporated Stockholders' Equity	7,034	7,312
Non-controlling interests	68	71
Total Equity	7,102	7,383
Total Liabilities, Redeemable Non-controlling Interests and Equity	$37,163	$37,669

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended March 31, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	2,631	—	2,631	—	2,631
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	11	11	—	11
Dividends	—	—	—	—	(477)	—	(477)	—	(477)
Purchases of treasury stock	—	—	—	(2,411)	—	—	(2,411)	—	(2,411)
Share-based payments	—	—	(35)	5	—	—	(30)	—	(30)
Balance at March 31, 2022	$—	$—	$5,026	$(44,994)	$47,800	$(798)	$7,034	$68	$7,102

	Three Months Ended March 31, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488
Net income	—	—	—	—	1,828	—	1,828	—	1,828
Activity related to non-controlling interests	—	—	—	—	—	—	—	1	1
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(58)	(58)	—	(58)
Dividends	—	—	—	—	(434)	—	(434)	—	(434)
Purchases of treasury stock	—	—	—	(1,370)	—	—	(1,370)	—	(1,370)
Share-based payments	—	—	(33)	4	—	—	(29)	—	(29)
Balance at March 31, 2021	$—	$—	$4,949	$(38,024)	$40,140	$(738)	$6,327	$98	$6,425

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2022 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities
Net income	$2,631	$1,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	430	338
Depreciation and amortization	192	163
(Gains) losses on equity investments, net	76	(94)
Share-based compensation	74	65
Deferred income taxes	(320)	33
Other	5	11
Changes in operating assets and liabilities:
Accounts receivable	134	(70)
Settlement assets	218	28
Prepaid expenses	(441)	(562)
Accrued litigation and legal settlements	(43)	(2)
Restricted security deposits held for customers	(144)	63
Accounts payable	(56)	(15)
Settlement obligations	(366)	(178)
Accrued expenses	(746)	(163)
Net change in other assets and liabilities	138	18
Net cash provided by operating activities	1,782	1,463
Investing Activities
Purchases of investment securities available-for-sale	(58)	(155)
Purchases of investments held-to-maturity	(37)	(38)
Proceeds from sales of investment securities available-for-sale	8	23
Proceeds from maturities of investment securities available-for-sale	70	72
Proceeds from maturities of investments held-to-maturity	43	79
Purchases of property and equipment	(146)	(65)
Capitalized software	(148)	(79)
Purchases of equity investments	(24)	(42)
Acquisition of businesses, net of cash acquired	—	(3,364)
Other investing activities	5	9
Net cash used in investing activities	(287)	(3,560)
Financing Activities
Purchases of treasury stock	(2,408)	(1,356)
Dividends paid	(479)	(439)
Proceeds from debt, net	843	1,282
Tax withholdings related to share-based payments	(132)	(121)
Cash proceeds from exercise of stock options	28	23
Other financing activities	(6)	5
Net cash used in financing activities	(2,154)	(606)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(28)	(101)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(687)	(2,804)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,902	12,419
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,215	$9,615

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD MARCH 31, 2022 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At March 31, 2022 and December 31, 2021, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company corrected prior period classifications of certain line items within investing activities on the consolidated statement of cash flows with no impact on total net cash used in investing activities. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of December 31, 2021. The consolidated financial statements for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies.
Key Developments
Beginning in February 2022, in response to the Russian invasion of Ukraine, the United States and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and, in March 2022, the Company suspended business operations in Russia. The financial impacts related to these actions were not material to the Company’s overall financial results for the current period.
Note 2. Acquisitions
During the three months ended March 31, 2022, the Company did not acquire any businesses. In 2021, the Company acquired several businesses in separate transactions for total consideration of $4.7 billion. As of March 31, 2022, the Company had finalized the purchase accounting for $3.6 billion of the businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2021. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Pending Acquisition
As of March 31, 2022, Mastercard has entered into a definitive agreement to acquire Dynamic Yield LTD. This acquisition subsequently closed in April 2022. The Company will begin consolidating the acquisition as of the date acquired.

MASTERCARD MARCH 31, 2022 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenue by source:
Domestic assessments	$2,134	$1,798
Cross-border volume fees	1,395	932
Transaction processing	2,912	2,351
Other revenues	1,584	1,347
Gross revenue	8,025	6,428
Rebates and incentives (contra-revenue)	(2,858)	(2,273)
Net revenue	$5,167	$4,155
Net revenue by geographic region:
North American Markets	$1,703	$1,491
International Markets	3,385	2,618
Other [1]	79	46
Net revenue	$5,167	$4,155
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	March 31, 2022	December 31, 2021
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,680	$2,829
Contract assets
Prepaid expenses and other current assets	148	134
Other assets	530	487
Deferred revenue [1]
Other current liabilities	586	482
Other liabilities	203	180

1    Revenue recognized from performance obligations satisfied during the three months ended March 31, 2022 and 2021 was $335 million and $180 million, respectively.

12 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Numerator
Net income	$2,631	$1,828
Denominator
Basic weighted-average shares outstanding	977	994
Dilutive stock options and stock units	4	4
Diluted weighted-average shares outstanding [1]	981	998
Earnings per Share
Basic	$2.69	$1.84
Diluted	$2.68	$1.83
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

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$6,879	$7,421
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	585	586
Restricted security deposits held for customers	1,730	1,873
Prepaid expenses and other current assets	21	22
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,215	$9,902
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Available-for-sale securities [1]	$289	$314
Held-to-maturity securities [2]	160	159
Total investments	$449	$473
1See Available-for-Sale Securities section below for further detail.
2The cost of these securities approximates fair value.

MASTERCARD MARCH 31, 2022 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$1	$—	$—	$1	$2	$—	$—	$2
Government and agency securities	85	—	—	85	98	—	—	98
Corporate securities	205	—	(2)	203	214	—	—	214
Total	$291	$—	$(2)	$289	$314	$—	$—	$314
The Company’s corporate and municipal available-for-sale investment securities held at March 31, 2022 and December 31, 2021 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at March 31, 2022 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$134	$134
Due after 1 year through 5 years	157	155
Total	$291	$289
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2022 and 2021 were not material.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2021	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2022
	(in millions)
Marketable securities	$627	$—	$—	$(162)	$(5)	$460
Nonmarketable securities	1,207	24	—	86	(5)	1,312
Total equity investments	$1,834	$24	$—	$(76)	$(10)	$1,772
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.

14 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of the Company’s Nonmarketable securities:

	March 31, 2022	December 31, 2021
	(in millions)
Measurement alternative	$1,038	$952
Equity method	274	255
Total Nonmarketable securities	$1,312	$1,207
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through March 31, 2022:

March 31, 2022
(in millions)
Initial cost basis	$457
Cumulative adjustments:
Upward adjustments	594
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,038
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Measurement alternative investments:
Upward adjustments	$86	$41
Downward adjustments (including impairment)	—	—
Marketable securities:
Unrealized gains/(losses), net	(162)	54
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature.

MASTERCARD MARCH 31, 2022 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Municipal securities	$—	$1	$—	$1	$—	$2	$—	$2
Government and agency securities	33	52	—	85	35	63	—	98
Corporate securities	—	203	—	203	—	214	—	214
Derivative instruments [2]:
Foreign exchange contracts	—	43	—	43	—	8	—	8
Interest rate contracts	—	—	—	—	—	6	—	6
Marketable securities [3]:
Equity securities	460	—	—	460	627	—	—	627
Deferred compensation plan [4]:
Deferred compensation assets	77	—	—	77	89	—	—	89

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$7	$—	$7	$—	$15	$—	$15
Interest rate contracts	—	53	—	53	—	8	—	8
Deferred compensation plan [5]:
Deferred compensation liabilities	84	—	—	84	89	—	—	89
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
2The Company’s foreign exchange and interest rate derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes for similar derivative instruments. See Note 17 (Derivative and Hedging Instruments) for further details.
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

16 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At March 31, 2022, the carrying value and fair value of total long-term debt (including the current portion) was $14.6 billion and $15.0 billion, respectively. At December 31, 2021, the carrying value and fair value of long-term debt (including the current portion) was $13.9 billion and $15.3 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$1,325	$1,326
Prepaid income taxes	61	92
Other	934	853
Total prepaid expenses and other current assets	$2,320	$2,271
Other assets consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$3,935	$3,798
Equity investments	1,772	1,834
Income taxes receivable	684	645
Other	767	717
Total other assets	$7,158	$6,994
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$4,476	$4,730
Personnel costs	496	980
Income and other taxes	445	337
Other	537	595
Total accrued expenses	$5,954	$6,642
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of March 31, 2022 and December 31, 2021, long-term customer and merchant incentives included in other liabilities were $2,025 million and $1,835 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company’s provision for litigation was $797 million and $840 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD MARCH 31, 2022 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			March 31, 2022	December 31, 2021	Effective Interest Rate
			(in millions)
2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	$834	$—	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	1.100%	Senior Notes due December 2022	778	793	1.265%
	2.100%	Senior Notes due December 2027	890	906	2.189%
	2.500%	Senior Notes due December 2030	167	170	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			14,819	14,019
Less: Unamortized discount and debt issuance costs			(120)	(116)
Less: Cumulative hedge accounting fair value adjustments [3]			(53)	(2)
Total debt outstanding			14,646	13,901
Less: Current portion [4]			(778)	(792)
Long-term debt			$13,868	$13,109
1 €750 million euro-denominated debt issued in February 2022.
2 €1.650 billion euro-denominated debt issued in December 2015.
3 In 2021, the Company entered into an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
4 2015 EUR Notes due December 2022 are classified as current portion of long-term debt on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.
In February 2022, the Company issued €750 million ($834 million as of March 31, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). The net proceeds from the issuance of the 2022 EUR Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $843 million (as of the date of settlement).
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

18 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Dividends declared per share	$0.49	$0.44
Total dividends declared	$477	$434
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended March 31,
	2022		2021
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	972.1	7.8	986.9	8.3
Purchases of treasury stock	(6.8)	—	(3.9)	—
Share-based payments	1.1	—	0.8	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	966.5	7.7	983.9	8.2
In November 2021 and December 2020, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $8.0 billion and $6.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
Dollar-value of shares repurchased	$2,408	$1,356
Shares repurchased	6.8	3.9
Average price paid per share	$355.13	$346.49
As of March 31, 2022, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $9.5 billion.

MASTERCARD MARCH 31, 2022 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021 were as follows:

	December 31, 2021	Increase / (Decrease)	Reclassifications	March 31, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(52)	$—	$(791)
Translation adjustments on net investment hedges [2]	34	67	—	101
Cash flow hedges
Foreign exchange contracts [3]	4	1	(5)	—
Interest rate contracts	(128)	—	1	(127)
Defined benefit pension and other postretirement plans	21	—	—	21
Investment securities available-for-sale	(1)	(1)	—	(2)
Accumulated other comprehensive income (loss)	$(809)	$15	$(4)	$(798)

	December 31, 2020	Increase / (Decrease)	Reclassifications	March 31, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(165)	$—	$(517)
Translation adjustments on net investment hedges [2]	(175)	103	—	(72)
Cash flow hedges
Foreign exchange contracts [3]	—	2	—	2
Interest rate contracts	(133)	—	1	(132)
Defined benefit pension and other postretirement plans	(20)	—	—	(20)
Investment securities available-for-sale	—	1	—	1
Accumulated other comprehensive income (loss)	$(680)	$(59)	$1	$(738)
1During the three months ended March 31, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar, partially offset by the appreciation of the Brazilian real against the U.S. dollar. During the three months ended March 31, 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar.
2During the three months ended March 31, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the three months ended March 31, 2021, the decrease in the accumulated other comprehensive loss related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
3Certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings. See Note 17 (Derivative and Hedging Instruments) for additional information.
Note 13. Share-Based Payments
During the three months ended March 31, 2022, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2022	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$87
Restricted stock units	0.9	341
Performance stock units	0.2	335
The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2022 was estimated to be six years, while the expected volatility was determined to be 24.6%. These awards expire ten years from the date of grant and vest ratably over three years.

20 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. For RSUs granted between January 1, 2022 and February 28, 2022, the awards generally vest ratably over four years and for RSUs granted on or after March 1, 2022, the awards generally vest ratably over three years.
The Company used the Monte Carlo simulation valuation model to determine the grant-date fair value of performance stock units (“PSUs”) granted. PSUs vest after three years from the date of grant and are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 14. Income Taxes
The effective income tax rates were 5.1% and 16.5% for the three months ended March 31, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended March 31, 2022, versus the comparable period in 2021, was primarily due to a discrete tax benefit related to final U.S. tax regulations published in the current period, resulting in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit the Company’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid resulting in additional U.S. tax expense.
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

MASTERCARD MARCH 31, 2022 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
point of sale acceptance rules (including the “no surcharge” rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services, resulting in merchants paying excessive costs for the acceptance of Mastercard and Visa credit and debit cards. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs filed a consolidated class action complaint seeking treble damages.
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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019. The district court’s settlement approval order has been appealed and oral argument on the appeal was heard in March 2022. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims. The Damages Class settlement agreement does not relate to the Rules Relief Class claims. Separate settlement negotiations with the Rules Relief Class are ongoing. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020. In September 2021, the district court granted the Rules Relief Class’s motion for class certification.
As of March 31, 2022 and December 31, 2021, Mastercard had accrued a liability of $782 million and $783 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of March 31, 2022 and December 31, 2021, Mastercard had $585 million and $586 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of March 31, 2022 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Approximately £1 billion (approximately $1.3 billion as of March 31, 2022) of unresolved damages claims remain.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s

22 MASTERCARD MARCH 31, 2022 FORM 10-Q

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
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, in November 2021 the U.K. trial court denied the plaintiffs’ motion for summary judgment on certain liability issues. The plaintiffs were granted permission to appeal that ruling. In a separate matter filed in Belgium involving multiple merchants from Czechoslovakia, a hearing on liability issues has been scheduled for June 2022.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion as of March 31, 2022). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application, during which Mastercard sought to narrow the scope of the proposed class. In August 2021, the trial court issued a decision in which it granted class certification but agreed with Mastercard’s argument and narrowed the scope of the class. The plaintiffs did not appeal the trial court’s decision narrowing the class.
Australia. The Australian Competition & Consumer Commission (“ACCC”) is investigating certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The investigation focuses on historic behavior. Mastercard is cooperating with the ACCC.
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

MASTERCARD MARCH 31, 2022 FORM 10-Q 23

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
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In June 2018, the district court granted Mastercard’s motion to stay the proceedings until the Federal Communications Commission makes a decision on the application of the TCPA to online fax services. In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received via e-mail. As a result of the ruling, the stay of the litigation was lifted in January 2020. In January 2021, the magistrate judge serving on the district court issued an opinion recommending that the district court judge deny plaintiffs’ class certification motion. In light of an appellate court decision, issued subsequent to the magistrate’s recommendation, the district court judge instructed the parties to re-brief the motion for class certification, and the motion has been fully briefed. In December 2021, the trial court narrowed the scope of the potential class as it denied the plaintiffs’ motion for class certification of a class of all fax recipients (both stand-alone faxes and online faxes sent via email). However, the court granted class certification for a narrower class of stand-alone fax recipients only. Mastercard’s request to appeal that decision was denied.
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
U.K. Prepaid Cards Matter
In 2019, Mastercard was informed by the U.K. Payment Systems Regulator (“PSR”) that Mastercard was a target of its investigation into alleged anti-competitive conduct by public sector prepaid card program managers in the U.K. This matter focused exclusively on historic behavior. In March 2021, the PSR announced the resolution and settlement of this investigation. As part of the resolution, Mastercard agreed to pay a maximum fine of £32 million. This matter has no prospective impact on Mastercard’s on-going business. In connection with this matter, in the fourth quarter of 2020, Mastercard recorded a litigation charge of $45 million. Mastercard paid the agreed fine in March 2022.
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
Gross settlement exposure is estimated using the average daily payment volume during the three months prior to period end multiplied by the estimated number of days of exposure. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk and exposure. In the event of failed settlement by a customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer settlement failures.
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

24 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Gross settlement exposure	$56,214	$59,571
Risk mitigation arrangements applied to settlement exposure	(7,884)	(7,710)
Net settlement exposure	$48,330	$51,861
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $359 million and $361 million at March 31, 2022 and December 31, 2021, respectively, of which the Company has risk mitigation arrangements for $285 million and $287 million at March 31, 2022 and December 31, 2021, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified as an adjustment to interest expense over the respective terms of the hedged debt issuances.
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
During the fourth quarter of 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three months ended March 31, 2022 was not material.

MASTERCARD MARCH 31, 2022 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three months ended March 31, 2022 were not material.
In 2015 and 2022, the Company designated its €1,650 million and €750 million euro-denominated debt, respectively, as hedges of a portion of its net investment in its European operations. For the three months ended March 31, 2022 and 2021, the Company recorded pre-tax net foreign currency gains of $51 million and $87 million, respectively, in other comprehensive income (loss).
As of March 31, 2022 and December 31, 2021, the Company had net foreign currency gains of $101 million and $34 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2022			December 31, 2021
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$247	$3	$4	$206	$7	$3
Interest rate contracts in a fair value hedge [2]	1,000	—	53	1,000	6	8
Foreign exchange contracts in a net investment hedge [1]	2,836	36	—	1,473	—	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	557	4	3	530	1	8
Total derivative assets/liabilities	$4,640	$43	$60	$3,209	$14	$23
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2As of March 31, 2022, interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet. As of December 31, 2021, interest rate derivative assets and liabilities are included within prepaid expenses and other current assets and other liabilities, respectively, on the consolidated balance sheet.

26 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended March 31,
	2022	2021		2022	2021
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$1	$3	Net revenue	$7	$—
Interest rate contracts	$—	$—	Interest expense	$(2)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$35	$46

The Company estimates that $7 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2022 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2022	2021
	(in millions)
Foreign exchange derivative contracts
General and administrative	$1	$4
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

MASTERCARD MARCH 31, 2022 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2021 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 11, 2022. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Key Developments
Beginning in February 2022, in response to the Russian invasion of Ukraine, the United States and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and, in March 2022, we suspended our business operations in Russia1. We have taken steps necessary to ensure compliance with all applicable regulatory restrictions with sanctioned entities and individuals and have suspended our business operations with non-sanctioned customers in Russia. Throughout this process, our priority has been the safety and well-being of our employees and their families.
These actions have impacted our 2022 performance to date and are expected to continue to impact our full year 2022 performance. As a point of reference, for the year ended December 31, 2021, approximately 4% of our net revenues were derived from business conducted within, into and out of Russia. Additional financial implications directly related to these actions include, but are not limited to, reserves on uncollectible balances with certain customers and impacts to rebates and incentives as a result of revised estimates of customer performance through the date of the suspension of our business operations.
We continue to monitor the effects of the Russian invasion of Ukraine and the related impacts to regional and global economies. The full extent to which this matter affects our business, results of operations and financial condition will depend on future developments, including the duration of the invasion and the impacts on regional and global economies, which are uncertain, and cannot be predicted at this time.
1    As a result of the suspension of our business operations, which included the suspension of our network services, cards issued by Russian banks are no longer supported by the Mastercard network regardless of where the cards are used, inside or outside of Russia. In addition, any Mastercard issued outside of Russia will not work at merchants or ATMs located in Russia.

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021
	($ in millions, except per share data)
Net revenue	$5,167	$4,155	24%
Operating expenses	$2,217	$1,958	13%
Operating income	$2,950	$2,197	34%
Operating margin	57.1%	52.9%	4.2 ppt
Income tax expense	$142	$362	(61)%
Effective income tax rate	5.1%	16.5%	(11.4) ppt
Net income	$2,631	$1,828	44%
Diluted earnings per share	$2.68	$1.83	46%
Diluted weighted-average shares outstanding	981	998	(2)%

28 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$5,136	$4,155	24%	27%
Adjusted operating expenses	$2,182	$1,958	11%	13%
Adjusted operating margin	57.5%	52.9%	4.6 ppt	5.2 ppt
Adjusted effective income tax rate	5.3%	16.9%	(11.6) ppt	(11.6) ppt
Adjusted net income	$2,702	$1,741	55%	61%
Adjusted diluted earnings per share	$2.76	$1.74	59%	65%
Note: Tables may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

Key highlights for the three months ended March 31, 2022, during which we suspended our business operations in Russia, versus the comparable period in 2021:

Net revenue	Adjusted net revenue
Three Months Ended March 31, 2022		Adjusted net revenue increased 27% on a currency-neutral basis, which includes 2 percentage points of growth from acquisitions. Primary drivers of the increase were as follows:
GAAP	Non-GAAP (currency-neutral)
up 24%	up 27%
- Gross dollar volume growth of 17% on a local currency basis
- Cross-border volume growth of 53% on a local currency basis
- Switched transactions growth of 22%
- Other revenues increased 18%, or 20% on a currency-neutral basis, which includes 7 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.

- Rebates and incentives (contra-revenue) increased 26%, or 29% on a currency-
neutral basis, primarily due to increased volumes and transactions and new and renewed deals, which includes a 1 percentage point reduction from Special Items.

Operating expenses	Adjusted operating expenses
Three Months Ended March 31, 2022		Adjusted operating expenses increased 13% on a currency-neutral basis, which includes 6 percentage points of growth due to acquisitions. The remaining increase was primarily due to increased spending on advertising and marketing and higher personnel and data processing costs.
GAAP	Non-GAAP (currency-neutral)
up 13%	up 13%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended March 31, 2022		The adjusted effective income tax rate of 5.3% was lower than prior year due to an 11.7 percentage point discrete tax benefit related to final U.S. tax regulations published in the current period resulting in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset.
GAAP	Non-GAAP (currency-neutral)
5.1%	5.3%

MASTERCARD MARCH 31, 2022 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other financial highlights for the three months ended March 31, 2022 were as follows:
•We generated net cash flows from operations of $1.8 billion.
•We repurchased 6.8 million shares of our common stock for $2.4 billion and paid dividends of $0.5 billion.
•We completed a euro-denominated debt offering for an aggregate principal amount of $0.8 billion.
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
Gains and Losses on Equity Investments
•In the three months ended March 31, 2022 and 2021, we recorded net losses of $76 million ($67 million after tax, or $0.07 per diluted share) and net gains of $94 million ($87 million after tax, or $0.09 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Russia-related impacts
•In the three months ended March 31, 2022, we recorded a net charge of $4 million ($3 million after tax, or an immaterial impact per diluted share) directly related to imposed sanctions and the suspension of our business operations. The net charge is comprised of general and administrative expenses of $34 million primarily related to reserves on uncollectible balances with certain sanctioned customers, offset by a net benefit of $30 million in rebates and incentives (contra-revenue) primarily related to a reduction in liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
See Note 6 (Investments) to the consolidated financial statements included in Part I, Item 1 and “Key Developments” above for further discussion related to certain of our non-GAAP financial measures. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments (“Currency impact”) has been excluded from our currency-neutral growth rates and has been identified in our “Drivers of Change” tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Revenue and Operating Expenses” for our "Drivers of Change” tables.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

30 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended March 31, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,167	$2,217	57.1%	$(177)	5.1%	$2,631	$2.68
(Gains) losses on equity investments	**	**	**	76	0.2%	67	0.07
Russia-related impacts	(30)	(34)	0.4%	**	—%	3	—
Adjusted - Non-GAAP	$5,136	$2,182	57.5%	$(101)	5.3%	$2,702	$2.76

	Three Months Ended March 31, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,155	$1,958	52.9%	$(7)	16.5%	$1,828	$1.83
(Gains) losses on equity investments	**	**	**	(94)	0.4%	(87)	(0.09)
Adjusted - Non-GAAP	$4,155	$1,958	52.9%	$(101)	16.9%	$1,741	$1.74
Note: Tables may not sum due to rounding.
**    Not applicable
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2022 as compared to the Three Months Ended March 31, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	24%	13%	4.2 ppt	(11.4) ppt	44%	46%
(Gains) losses on equity investments	**	**	**	(0.2) ppt	11%	12%
Russia-related impacts	(1)%	(2)%	0.4 ppt	— ppt	—%	—%
Adjusted - Non-GAAP	24%	11%	4.6 ppt	(11.6) ppt	55%	59%
Currency impact [1]	3%	2%	0.7 ppt	0.1 ppt	6%	6%
Adjusted - Non-GAAP - currency-neutral	27%	13%	5.2 ppt	(11.6) ppt	61%	65%
Note: Table may not sum due to rounding.
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

MASTERCARD MARCH 31, 2022 FORM 10-Q 31

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
1    Data used in the calculation of GDV is provided by Mastercard customers and is subject to verification by Mastercard and partial cross-checking against information provided by Mastercard’s transaction switching systems. All data is subject to revision and amendment by Mastercard or Mastercard’s customers. In the first quarter of 2022, data related to sanctioned Russian banks was not reported to us and therefore such amounts are not included.
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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2022, GDV on a U.S. dollar-converted basis and on a local currency basis increased 12% and 17%, respectively, versus the comparable period in 2021. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement assets and obligations, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of a portion of our nonfunctional currency monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statement of operations. The impact of this foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.
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

32 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results
Revenue
Primary drivers of net revenue for the three months ended March 31, 2022, versus the comparable period in 2021, were as follows:
Gross revenue increased 25%, or 28% on a currency-neutral basis. The increase was primarily driven by transaction and volume growth and an increase in our Cyber & Intelligence and Data & Services solutions within other revenue.
Rebates and incentives increased 26%, or 29% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals, which includes a 1 percentage point reduction from Special Items.
Net revenue increased 24%. Excluding the impact of Special Items, adjusted net revenue increased 24%, or 27% on a currency-neutral basis, and includes 2 percentage points of growth from our acquisitions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	($ in millions)
Domestic assessments	$2,134	$1,798	19%
Cross-border volume fees	1,395	932	50%
Transaction processing	2,912	2,351	24%
Other revenues	1,584	1,347	18%
Gross revenue	8,025	6,428	25%
Rebates and incentives (contra-revenue)	(2,858)	(2,273)	26%
Net revenue	$5,167	$4,155	24%
Special Items [1]	(30)	—	**
Adjusted net revenue (excluding Special Items 1)	$5,136	$4,155	24%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31, 2022
	Operational		Special Items [3]	Acquisitions	Currency Impact [4]	Total
Domestic assessments	21%	1	—%	—%	(2)%	19%
Cross-border volume fees	57%	1	—%	—%	(7)%	50%
Transaction processing	27%	1, 2	—%	—%	(3)%	24%
Other revenues	13%	2	—%	7%	(3)%	18%
Rebates and incentives (contra-revenue)	30%		(1)%	—%	(3)%	26%
Net revenue	25%		1%	2%	(3)%	24%
Note: Table may not sum due to rounding.
1    Includes impacts from our key metrics, other non-volume based fees, pricing and mix.
2    Includes impacts from our cyber and intelligence solutions fees, data analytics and consulting fees and other value-added services.
3    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
4    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.

MASTERCARD MARCH 31, 2022 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a summary of the trend in volumes and transactions.

	Three Months Ended March 31,
	2022		2021
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV [1]	12%	17%	9%	8%
United States	14%	14%	14%	14%
Worldwide less United States	11%	19%	7%	5%

Cross-border volume [1]	45%	53%	(13)%	(17)%

Mastercard-branded GDV [1] adjusted for Russia [2]	16%	20%	10%	7%
Worldwide less United States adjusted for Russia [2]	17%	24%	8%	4%

Cross-border volume [1] adjusted for Russia [2]	45%	52%	(13)%	(18)%

	Three Months Ended March 31,
	2022	2021
	Increase/(Decrease)
Switched transactions	22%	9%

Switched transactions adjusted for Russia [2]	24%	8%
1    Excludes volume generated by Maestro and Cirrus cards.
2    As a result of imposed sanctions and the suspension of our business operations in Russia during the first quarter of 2022, we have provided adjusted growth rates for our key operating metrics excluding activity from Russian issued cards from the current and prior periods.
Operating Expenses
For the three months ended March 31, 2022, operating expenses increased 13% versus the comparable period in 2021. Adjusted operating expenses increased 11%, or 13% on a currency-neutral basis, versus the comparable period in 2021, which includes a 6 percentage point increase from acquisitions. Excluding acquisitions, expenses increased 7% primarily due to increased spending on advertising and marketing, higher personnel costs to support our continued investment in our strategic initiatives and increased data processing costs.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	($ in millions)
General and administrative	$1,844	$1,676	10%
Advertising and marketing	181	119	52%
Depreciation and amortization	192	163	18%
Total operating expenses	2,217	1,958	13%
Special Items [1]	(34)	—	**
Adjusted total operating expenses (excluding Special Items 1)	$2,182	$1,958	11%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

34 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended March 31, 2022
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	4%	2%	5%	(2)%	10%
Advertising and marketing	55%	**	1%	(4)%	52%
Depreciation and amortization	2%	**	17%	(1)%	18%
Total operating expenses	7%	2%	6%	(2)%	13%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Represents the translational and transactional impact of currency.
General and Administrative
For the three months ended March 31, 2022, general and administrative expenses increased 10%, or 12% on a currency-neutral basis, versus the comparable period in 2021. Current period results include growth of 5 percentage points from acquisitions and 2 percentage points from Special Items. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and increased data processing costs.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021
	($ in millions)
Personnel [1]	$1,181	$1,104	7%
Professional fees	86	97	(11)%
Data processing and telecommunications	235	200	18%
Foreign exchange activity [2]	36	8	**
Other [1]	306	267	15%
Total general and administrative expenses	$1,844	$1,676	10%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Total general and administrative expenses includes a $34 million Special Item for Russia-related impacts, of which $29 million is included within Other and $5 million is included within Personnel. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended March 31, 2022, advertising and marketing expenses increased 52%, or 56% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in spending on marketing campaigns, advertising and sponsorships.
Depreciation and Amortization
For the three months ended March 31, 2022, depreciation and amortization expenses increased 18%, or 19% on a currency-neutral basis, versus the comparable period in 2021, which includes growth of 17 percentage points from acquisitions due to the amortization of acquired intangible assets.

MASTERCARD MARCH 31, 2022 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended March 31, 2022, other income (expense) was unfavorable $170 million, versus the comparable period in 2021, primarily due to net losses in the current period versus net gains in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities. Adjusted other income (expense) was flat on both an as adjusted and a currency-neutral basis versus the year ago period.
The components of other income (expense) were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	($ in millions)
Investment income	$5	$1	**
Gains (losses) on equity investments, net	(76)	94	**
Interest expense	(110)	(107)	3%
Other income (expense), net	4	5	**
Total other income (expense)	$(177)	$(7)	**
(Gains) losses on equity investments [1]	76	(94)	**
Adjusted total other income (expense) [1]	$(101)	$(101)	—%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 5.1% and 16.5% for the three months ended March 31, 2022 and 2021, respectively. The adjusted effective income tax rates were 5.3% and 16.9% for the three months ended March 31, 2022 and 2021, respectively. Both the as reported and as adjusted effective income tax rates decreased versus the comparable period in 2021, primarily due to a discrete tax benefit related to final U.S. tax regulations published in the current period, resulting in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit our ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid resulting in additional U.S. tax expense.

Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2022	December 31, 2021
	(in billions)
Cash, cash equivalents and investments [1]	$7.3	$7.9
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.3 billion and $2.5 billion at March 31, 2022 and December 31, 2021, respectively.
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

36 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and Part II, Item 1A - Risk Factors of this Report.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$1,782	$1,463
Net cash used in investing activities	(287)	(3,560)
Net cash used in financing activities	(2,154)	(606)
Net cash provided by operating activities increased $319 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to higher net income adjusted for non-cash items and higher accounts receivable collected, partially offset by higher customer incentive payments and employee incentives.
Net cash used in investing activities decreased $3,273 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to no business acquisition activity in the current year.
Net cash used in financing activities increased $1,548 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to higher repurchases of our Class A common stock and lower proceeds from debt issuances in the current year.
Debt and Credit Availability
In February 2022, we issued €750 million ($834 million as of March 31, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). Our total debt outstanding was $14.6 billion and $13.9 billion at March 31, 2022 and December 31, 2021, respectively, with the earliest maturity of €700 million ($778 million as of March 31, 2022) of principal occurring in December 2022.
As of March 31, 2022, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2026.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2022 and December 31, 2021.
See Note 10 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $479 million for the three months ended March 31, 2022.
On November 30, 2021, our Board of Directors declared a quarterly cash dividend of $0.49 per share paid on February 9, 2022 to holders of record on January 7, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $479 million.
On February 8, 2022, our Board of Directors declared a quarterly cash dividend of $0.49 per share payable on May 9, 2022 to holders of record on April 8, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $477 million.
Repurchased shares of our common stock are considered treasury stock. In November 2021 and December 2020, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $8.0 billion and $6.0 billion, respectively. The program approved in 2021 will become effective after completion of the share repurchase program authorized in 2020.

MASTERCARD MARCH 31, 2022 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through March 31, 2022:

(in millions, except average price data)
Remaining authorization at December 31, 2021	$11,927
Dollar value of shares repurchased during the three months ended March 31, 2022	$2,408
Remaining authorization at March 31, 2022	$9,519
Shares repurchased during the three months ended March 31, 2022	6.8
Average price paid per share during the three months ended March 31, 2022	$355.13
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
Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $74 million and $70 million on our foreign exchange derivative contracts outstanding at March 31, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at March 31, 2022 and December 31, 2021, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $319 million and $165 million on our foreign exchange derivative contracts designated as a net investment hedge at March 31, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2022 and December 31, 2021.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $44

38 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
million and $49 million on our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at March 31, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD MARCH 31, 2022 FORM 10-Q 39

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
The following supplements the risk factors disclosed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”). The following risk factor disclosure should be read in conjunction with the risk factors described in our 2021 Form 10-K.
Events and resulting actions related to the Russian invasion of Ukraine could result in a material and adverse impact on our overall business and results of operations.
In response to the Russian invasion of Ukraine, the United States and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and we suspended our business operations in Russia.
We expect to experience revenue loss in this fast-growing market as a result of both the implementation of sanctions and the suspension of our business operations, as well as related impacts in Ukraine and potentially in neighboring countries. Future developments (including the expansion or extension of the war, future sanctions on Russia or other governments such as Belarus and/or actions taken by others globally, and other macroeconomic factors) could result in further negative impacts on our business and financial results. As customers, merchants and other business partners are impacted by the invasion, it can further negatively affect the environment in which we operate.
As a result of our continuing compliance with current sanctions, including any potential future sanctions, we may not be able to collect amounts due from subsidiaries of Russian banks that are not currently impacted by our suspension of services in Russia. Additionally, we may be unable to provide the support that customers or consumers would expect if one part of a transaction in which they are participating is sanctioned, potentially resulting in negative reputational impact. Separately, to the extent we are unable to fully comply with all current and potential future sanctions and related restrictions, we could face penalties and/or other consequences.
Moreover, our compliance with sanctions and our decision to suspend business operations could lead to other legal ramifications and operational challenges, including fines, impacts from any decision to nationalize our subsidiary, and lawsuits related to the suspension of our business operations. Additionally, these circumstances could lead to information security threats and attacks by affected or sympathizing actors, which could put our information and assets at risk, as well as result in network disruption.
Given our decision to suspend business operations in Russia, other separate jurisdictions may decide to increase their focus on growing local payment networks and other solutions. Moreover, the suspension of our business operations may provide the opportunity for competitors to grow their business and increase their market share and relative competitive position.
Each instance above may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2022, we repurchased 6.8 million shares for $2.4 billion at an average price of $355.13 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
January 1 - 31	2,117,227	$361.27	2,117,227	$11,161,980,516
February 1 - 28	1,716,442	376.64	1,716,442	10,515,504,070
March 1 - 31	2,945,978	338.18	2,945,978	9,519,222,925
Total	6,779,647	355.13	6,779,647
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
2 In November 2021 and December 2020, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $8.0 billion and $6.0 billion, respectively.

MASTERCARD MARCH 31, 2022 FORM 10-Q 41

Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

42 MASTERCARD MARCH 31, 2022 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
4.1
Officer’s Certificate of the Company, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.2
Form of Global Note representing the Company’s 1.000% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of February 22, 2022) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

10.1+*	Form of Restricted Stock Unit Agreement for awards under Mastercard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022).
10.2+*	Form of Stock Option Agreement for awards under Mastercard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022).
10.3+*	Form of Performance Stock Unit Agreement for awards under Mastercard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022).
10.4+*	Amended and Restated Mastercard International Incorporated Executive Severance Plan, awarded and restated as of April 11, 2022.
10.5+*	Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, awarded and restated as of April 11, 2022.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD MARCH 31, 2022 FORM 10-Q 43

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 28, 2022	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2022	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2022	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

44 MASTERCARD MARCH 31, 2022 FORM 10-Q