Form 10-Q
period 2022-06-30
Mastercard Inc
filed 2022-07-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 25, 2022, there were 958,675,890 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,700,184 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD JUNE 30, 2022 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of the global COVID-19 pandemic and measures taken in response
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•events and resulting actions related to the Russian invasion of Ukraine
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the inability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A - Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD JUNE 30, 2022 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD JUNE 30, 2022 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net Revenue	$5,497	$4,528	$10,664	$8,683
Operating Expenses:
General and administrative	1,947	1,718	3,791	3,394
Advertising and marketing	210	216	391	335
Depreciation and amortization	189	186	381	349
Provision for litigation	133	67	133	67
Total operating expenses	2,479	2,187	4,696	4,145
Operating income	3,018	2,341	5,968	4,538
Other Income (Expense):
Investment income	7	3	12	4
Gains (losses) on equity investments, net	(117)	243	(193)	337
Interest expense	(114)	(106)	(224)	(213)
Other income (expense), net	4	(3)	8	2
Total other income (expense)	(220)	137	(397)	130
Income before income taxes	2,798	2,478	5,571	4,668
Income tax expense	523	412	665	774
Net Income	$2,275	$2,066	$4,906	$3,894
Basic Earnings per Share	$2.34	$2.09	$5.04	$3.93
Basic weighted-average shares outstanding	971	990	974	992
Diluted Earnings per Share	$2.34	$2.08	$5.02	$3.91
Diluted weighted-average shares outstanding	974	994	977	996

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net Income	$2,275	$2,066	$4,906	$3,894
Other comprehensive income (loss):
Foreign currency translation adjustments	(710)	143	(774)	(55)
Income tax effect	31	(9)	43	24
Foreign currency translation adjustments, net of income tax effect	(679)	134	(731)	(31)

Translation adjustments on net investment hedges	314	(61)	400	72
Income tax effect	(70)	14	(89)	(16)
Translation adjustments on net investment hedges, net of income tax effect	244	(47)	311	56

Cash flow hedges	6	(4)	7	(1)
Income tax effect	(2)	1	(2)	—
Reclassification adjustments for cash flow hedges	—	3	(5)	4
Income tax effect	—	(1)	1	(1)
Cash flow hedges, net of income tax effect	4	(1)	1	2

Reclassification adjustments for defined benefit pension and other postretirement plans	(1)	(1)	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	(1)	(1)	(1)

Investment securities available-for-sale	(2)	1	(4)	2
Income tax effect	—	(1)	1	(1)
Investment securities available-for-sale, net of income tax effect	(2)	—	(3)	1

Other comprehensive income (loss), net of tax	(434)	85	(423)	27
Comprehensive Income	$1,841	$2,151	$4,483	$3,921

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2022 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	June 30, 2022	December 31, 2021
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$5,921	$7,421
Restricted cash for litigation settlement	584	586
Investments	438	473
Accounts receivable	3,175	3,006
Settlement assets	1,063	1,319
Restricted security deposits held for customers	1,621	1,873
Prepaid expenses and other current assets	2,409	2,271
Total current assets	15,211	16,949
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,736 and $1,614, respectively	1,950	1,907
Deferred income taxes	920	486
Goodwill	7,519	7,662
Other intangible assets, net of accumulated amortization of $1,839 and $1,755, respectively	3,676	3,671
Other assets	6,955	6,994
Total Assets	$36,231	$37,669
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$633	$738
Settlement obligations	672	913
Restricted security deposits held for customers	1,621	1,873
Accrued litigation	923	840
Accrued expenses	6,111	6,642
Current portion of long-term debt	735	792
Other current liabilities	1,390	1,364
Total current liabilities	12,085	13,162
Long-term debt	13,746	13,109
Deferred income taxes	371	395
Other liabilities	3,767	3,591
Total Liabilities	29,969	30,257
Commitments and Contingencies
Redeemable Non-controlling Interests	26	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,399 and 1,397 shares issued and 960 and 972 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,163	5,061
Class A treasury stock, at cost, 439 and 425 shares, respectively	(47,359)	(42,588)
Retained earnings	49,599	45,648
Accumulated other comprehensive income (loss)	(1,232)	(809)
Mastercard Incorporated Stockholders' Equity	6,171	7,312
Non-controlling interests	65	71
Total Equity	6,236	7,383
Total Liabilities, Redeemable Non-controlling Interests and Equity	$36,231	$37,669

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended June 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at March 31, 2022	$—	$—	$5,026	$(44,994)	$47,800	$(798)	$7,034	$68	$7,102
Net income	—	—	—	—	2,275	—	2,275	—	2,275
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(434)	(434)	—	(434)
Dividends	—	—	—	—	(474)	—	(474)	—	(474)
Purchases of treasury stock	—	—	—	(2,365)	—	—	(2,365)	—	(2,365)
Share-based payments	—	—	137	—	—	—	137	—	137
Balance at June 30, 2022	$—	$—	$5,163	$(47,359)	$49,599	$(1,232)	$6,171	$65	$6,236

	Six Months Ended June 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	4,906	—	4,906	—	4,906
Activity related to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(423)	(423)	—	(423)
Dividends	—	—	—	—	(951)	—	(951)	—	(951)
Purchases of treasury stock	—	—	—	(4,776)	—	—	(4,776)	—	(4,776)
Share-based payments	—	—	102	5	—	—	107	—	107
Balance at June 30, 2022	$—	$—	$5,163	$(47,359)	$49,599	$(1,232)	$6,171	$65	$6,236

MASTERCARD JUNE 30, 2022 FORM 10-Q 9

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

10 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities
Net income	$4,906	$3,894
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	812	651
Depreciation and amortization	381	349
(Gains) losses on equity investments, net	193	(337)
Share-based compensation	175	152
Deferred income taxes	(466)	(15)
Other	18	32
Changes in operating assets and liabilities:
Accounts receivable	(257)	(158)
Settlement assets	255	769
Prepaid expenses	(1,033)	(995)
Accrued litigation and legal settlements	85	63
Restricted security deposits held for customers	(252)	110
Accounts payable	(110)	(92)
Settlement obligations	(239)	(906)
Accrued expenses	(282)	27
Net change in other assets and liabilities	53	187
Net cash provided by operating activities	4,239	3,731
Investing Activities
Purchases of investment securities available-for-sale	(124)	(261)
Purchases of investments held-to-maturity	(139)	(173)
Proceeds from sales of investment securities available-for-sale	14	38
Proceeds from maturities of investment securities available-for-sale	113	171
Proceeds from maturities of investments held-to-maturity	160	156
Purchases of property and equipment	(201)	(146)
Capitalized software	(280)	(191)
Purchases of equity investments	(43)	(87)
Proceeds from sales of equity investments	6	—
Acquisition of businesses, net of cash acquired	(313)	(4,200)
Other investing activities	(5)	(9)
Net cash used in investing activities	(812)	(4,702)
Financing Activities
Purchases of treasury stock	(4,788)	(3,067)
Dividends paid	(956)	(873)
Proceeds from debt, net	843	1,282
Contingent consideration paid	—	(64)
Tax withholdings related to share-based payments	(136)	(125)
Cash proceeds from exercise of stock options	68	44
Other financing activities	(6)	2
Net cash used in financing activities	(4,975)	(2,801)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(202)	(24)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,750)	(3,796)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,902	12,419
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,152	$8,623

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2022 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At June 30, 2022 and December 31, 2021, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company corrected prior period classifications of certain line items within investing activities on the consolidated statement of cash flows with no impact on total net cash used in investing activities. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of December 31, 2021. The consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies.
Key Developments
Beginning in February 2022, in response to the Russian invasion of Ukraine, the United States and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and, in March 2022, the Company suspended business operations in Russia. For the three and six months ended June 30, 2022, the net charges directly related to these actions of $26 million and $30 million, respectively, were not considered material to the Company’s overall financial results.
Note 2. Acquisitions
In April 2022, Mastercard acquired 100% equity interest in Dynamic Yield LTD. Total cash consideration for the acquisition was $325 million. The Company is evaluating and finalizing the purchase accounting for this acquisition. The Company’s preliminary estimate of net assets acquired has been recorded primarily as intangible assets, including goodwill of $219 million that is primarily attributable to the synergies expected to arise after the acquisition date, and other intangible assets related to developed technologies of $100 million and customer relationships of $25 million. None of the goodwill is expected to be deductible for local tax purposes. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
In 2021, the Company acquired several businesses in separate transactions for total consideration of $4.7 billion. As of June 30, 2022, the Company had finalized the purchase accounting for $4.4 billion of the businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2021. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

12 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenue by source:
Domestic assessments	$2,283	$2,056	$4,417	$3,854
Cross-border volume fees	1,615	1,076	3,010	2,008
Transaction processing	3,061	2,612	5,973	4,963
Other revenues	1,745	1,475	3,329	2,822
Gross revenue	8,704	7,219	16,729	13,647
Rebates and incentives (contra-revenue)	(3,207)	(2,691)	(6,065)	(4,964)
Net revenue	$5,497	$4,528	$10,664	$8,683
Net revenue by geographic region:
North American Markets	$1,979	$1,605	$3,682	$3,096
International Markets	3,436	2,879	6,821	5,497
Other [1]	82	44	161	90
Net revenue	$5,497	$4,528	$10,664	$8,683
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	June 30, 2022	December 31, 2021
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,922	$2,829
Contract assets
Prepaid expenses and other current assets	77	134
Other assets	441	487
Deferred revenue [1]
Other current liabilities	528	482
Other liabilities	205	180

1    Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2022 was $315 million and $650 million, respectively.

MASTERCARD JUNE 30, 2022 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator
Net income	$2,275	$2,066	$4,906	$3,894
Denominator
Basic weighted-average shares outstanding	971	990	974	992
Dilutive stock options and stock units	3	4	3	4
Diluted weighted-average shares outstanding [1]	974	994	977	996
Earnings per Share
Basic	$2.34	$2.09	$5.04	$3.93
Diluted	$2.34	$2.08	$5.02	$3.91
Note: Table may not sum due to rounding.
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

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$5,921	$7,421
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	584	586
Restricted security deposits held for customers	1,621	1,873
Prepaid expenses and other current assets	26	22
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,152	$9,902
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Available-for-sale securities [1]	$290	$314
Held-to-maturity securities [2]	148	159
Total investments	$438	$473
1See Available-for-Sale Securities section below for further detail.
2The cost of these securities approximates fair value.

14 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$1	$—	$—	$1	$2	$—	$—	$2
Government and agency securities	101	—	(1)	100	98	—	—	98
Corporate securities	192	—	(3)	189	214	—	—	214
Total	$294	$—	$(4)	$290	$314	$—	$—	$314
The Company’s corporate and municipal available-for-sale investment securities held at June 30, 2022 and December 31, 2021 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at June 30, 2022 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$170	$168
Due after 1 year through 5 years	124	122
Total	$294	$290
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2022 and 2021 were not material.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2021	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2022
	(in millions)
Marketable securities	$627	$—	$—	$(288)	$(18)	$321
Nonmarketable securities	1,207	43	(6)	95	(26)	1,313
Total equity investments	$1,834	$43	$(6)	$(193)	$(44)	$1,634
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.

MASTERCARD JUNE 30, 2022 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2022	December 31, 2021
	(in millions)
Measurement alternative	$1,044	$952
Equity method	269	255
Total Nonmarketable securities	$1,313	$1,207
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through June 30, 2022:

June 30, 2022
(in millions)
Initial cost basis	$470
Cumulative adjustments [1]:
Upward adjustments	608
Downward adjustments (including impairment)	(34)
Carrying amount, end of period	$1,044
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Measurement alternative investments:
Upward adjustments	$17	$118	$103	$159
Downward adjustments (including impairment)	(12)	(1)	(12)	(1)
Marketable securities:
Unrealized gains/(losses), net	(126)	91	(288)	145
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature.

16 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Municipal securities	$—	$1	$—	$1	$—	$2	$—	$2
Government and agency securities	34	66	—	100	35	63	—	98
Corporate securities	—	189	—	189	—	214	—	214
Derivative instruments [2]:
Foreign exchange contracts	—	167	—	167	—	8	—	8
Interest rate contracts	—	—	—	—	—	6	—	6
Marketable securities [3]:
Equity securities	321	—	—	321	627	—	—	627
Deferred compensation plan [4]:
Deferred compensation assets	74	—	—	74	89	—	—	89

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$3	$—	$3	$—	$15	$—	$15
Interest rate contracts	—	73	—	73	—	8	—	8
Deferred compensation plan [5]:
Deferred compensation liabilities	73	—	—	73	89	—	—	89
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt securities are classified as Level 2 of the Valuation Hierarchy as they are not traded in active markets. At June 30, 2022, the carrying value and fair value of total long-term debt (including the current portion) was $14.5 billion and $13.7 billion, respectively. At December 31, 2021, the carrying value and fair value of long-term debt (including the current portion) was $13.9 billion and $15.3 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$1,314	$1,326
Prepaid income taxes	122	92
Other	973	853
Total prepaid expenses and other current assets	$2,409	$2,271
Other assets consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$3,964	$3,798
Equity investments	1,634	1,834
Income taxes receivable	670	645
Other	687	717
Total other assets	$6,955	$6,994
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$4,471	$4,730
Personnel costs	709	980
Income and other taxes	409	337
Other	522	595
Total accrued expenses	$6,111	$6,642
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of June 30, 2022 and December 31, 2021, long-term customer and merchant incentives included in other liabilities were $2,023 million and $1,835 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company’s provision for litigation was $923 million and $840 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

18 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Long-term debt consisted of the following:

			June 30, 2022	December 31, 2021	Effective Interest Rate
			(in millions)
2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	$788	$—	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	1.100%	Senior Notes due December 2022	735	793	1.265%
	2.100%	Senior Notes due December 2027	840	906	2.189%
	2.500%	Senior Notes due December 2030	158	170	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

			14,671	14,019
Less: Unamortized discount and debt issuance costs			(117)	(116)
Less: Cumulative hedge accounting fair value adjustments [3]			(73)	(2)
Total debt outstanding			14,481	13,901
Less: Current portion [4]			(735)	(792)
Long-term debt			$13,746	$13,109
1 €750 million euro-denominated debt issued in February 2022.
2 €1.650 billion euro-denominated debt issued in December 2015.
3 In 2021, the Company entered into an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
4 2015 EUR Notes due December 2022 are classified as current portion of long-term debt on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.
Senior Notes
In February 2022, the Company issued €750 million ($788 million as of June 30, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). The net proceeds from the issuance of the 2022 EUR Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $843 million (as of the date of settlement).
The Senior Notes described above are not subject to any financial covenants and may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.

MASTERCARD JUNE 30, 2022 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indian Rupee (“INR”) Term Loan
In July 2022, subsequent to the date of the financial statements, the Company entered into an unsecured INR22.7 billion ($285 million as of the date of settlement) term loan due July 2023 (the “INR Term Loan”). The net proceeds of the INR Term Loan, after deducting issuance costs, were $284 million (as of the date of settlement). The effective interest rate of the INR Term Loan is 9.090%.
The Company obtained the INR Term Loan to serve as an economic hedge to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loan is not subject to any financial covenants and it may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Dividends declared per share	$0.49	$0.44	$0.98	$0.88
Total dividends declared	$474	$434	$951	$868
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended June 30,
	2022		2021
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	966.5	7.7	983.9	8.2
Purchases of treasury stock	(6.9)	—	(4.6)	—
Share-based payments	0.4	—	0.3	—
Conversion of Class B to Class A common stock	—	—	0.2	(0.2)
Balance at end of period	960.0	7.7	979.8	8.0

	Six Months Ended June 30,
	2022		2021
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	972.1	7.8	986.9	8.3
Purchases of treasury stock	(13.7)	—	(8.5)	—
Share-based payments	1.5	—	1.1	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.3	(0.3)
Balance at end of period	960.0	7.7	979.8	8.0

20 MASTERCARD JUNE 30, 2020 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2021 and December 2020, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $8.0 billion and $6.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Six Months Ended June 30,
	2022	2021
	(In millions, except per share data)
Dollar-value of shares repurchased	$4,788	$3,067
Shares repurchased	13.7	8.5
Average price paid per share	$350.10	$359.66
As of June 30, 2022, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $7.1 billion.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2022 and 2021 were as follows:

	December 31, 2021	Increase / (Decrease)	Reclassifications	June 30, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(731)	$—	$(1,470)
Translation adjustments on net investment hedges [2]	34	311	—	345
Cash flow hedges
Foreign exchange contracts [3]	4	5	(6)	3
Interest rate contracts	(128)	—	2	(126)
Defined benefit pension and other postretirement plans	21	—	(1)	20
Investment securities available-for-sale	(1)	(3)	—	(4)
Accumulated other comprehensive income (loss)	$(809)	$(418)	$(5)	$(1,232)

	December 31, 2020	Increase / (Decrease)	Reclassifications	June 30, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(31)	$—	$(383)
Translation adjustments on net investment hedges [2]	(175)	56	—	(119)
Cash flow hedges
Foreign exchange contracts [3]	—	(1)	1	—
Interest rate contracts	(133)	—	2	(131)
Defined benefit pension and other postretirement plans	(20)	—	(1)	(21)
Investment securities available-for-sale	—	1	—	1
Accumulated other comprehensive income (loss)	$(680)	$25	$2	$(653)
1During the six months ended June 30, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar. During the six months ended June 30, 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar.
2During the six months ended June 30, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the six months ended June 30, 2021, the decrease in the accumulated other comprehensive loss related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Share-Based Payments
During the six months ended June 30, 2022, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2022	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$87
Restricted stock units	0.9	342
Performance stock units	0.2	335
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
Note 14. Income Taxes
The effective income tax rates were 18.7% and 16.6% for the three months ended June 30, 2022 and 2021, respectively. The higher effective income tax rate for the three months ended June 30, 2022, versus the comparable period in 2021, was primarily due to a discrete tax benefit in the prior year related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to an enacted tax rate change in 2021.
The effective income tax rates were 11.9% and 16.6% for the six months ended June 30, 2022 and 2021, respectively. The lower effective income tax rate for the six months ended June 30, 2022, versus the comparable period in 2021, was primarily due to a discrete tax benefit related to final U.S. tax regulations published in the current year, partially offset by a discrete tax benefit in the prior year related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to an enacted tax rate change in 2021. The U.S tax regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit the Company’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense.
The Company is subject to tax in the United States, Belgium, Singapore, the United Kingdom and various other foreign jurisdictions, as well as state and local jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation. Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2014. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2010.
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

22 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss, if such an estimate can be made. Unless otherwise stated below with respect to these matters, Mastercard cannot provide an estimate of the possible loss or range of loss based on one or more of the following reasons: (1) actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, (2) the matters are in early stages, (3) there is uncertainty as to the outcome of pending appeals or motions, (4) there are significant factual issues to be resolved, (5) the existence in many such proceedings of multiple defendants or potential defendants whose share of any potential financial responsibility has yet to be determined and/or (6) there are novel legal issues presented. Furthermore, except as identified with respect to the matters below, Mastercard does not believe that the outcome of any individual existing legal or regulatory proceeding to which it is a party will have a material adverse effect on its results of operations, financial condition and overall business. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed below could result in fines or payments by Mastercard and/or could require Mastercard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in significant damage awards. Any of these events could have a material adverse effect on Mastercard’s results of operations, financial condition and overall business.
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
United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints were styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against Mastercard International, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints were generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that Mastercard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the “no surcharge” rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services, resulting in merchants paying excessive costs for the acceptance of Mastercard and Visa credit and debit cards. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs filed a consolidated class action complaint seeking treble damages.
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 23

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
During the second quarter of 2022, Mastercard recorded an additional accrual of $133 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. As of June 30, 2022 and December 31, 2021, Mastercard had accrued a liability of $914 million and $783 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. As of June 30, 2022 and December 31, 2021, Mastercard had $584 million and $586 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of June 30, 2022 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Approximately £1 billion (approximately $1.2 billion as of June 30, 2022) of unresolved damages claims remain.
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
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, in November 2021 the U.K. trial court denied the plaintiffs’ motion for summary judgment on certain liability issues. The plaintiffs were granted permission to appeal that ruling and oral argument on the appeal was heard in July 2022. In a separate matter filed in Belgium involving multiple merchants from the Czech Republic and Slovakia, the trial court held a hearing in June 2022 on liability issues, and a decision is expected late in the third quarter of 2022.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of June 30, 2022). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application, during which Mastercard sought to narrow the scope of the proposed class. In August 2021, the trial court issued a decision in which it granted class certification but agreed with Mastercard’s argument and narrowed the scope of the class. The trial court has scheduled a case management conference for September 2022.
Australia. In May 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs.

24 MASTERCARD JUNE 30, 2022 FORM 10-Q

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In September 2019, the plaintiffs filed their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs’ request for class certification. Visa and Mastercard’s request for permission to appeal the certification decision to the appellate court was granted. Oral argument on the appeal is scheduled for September 2022.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgment is scheduled to commence in October 2022.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In December 2019, the FCC issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received online via e-mail. In January 2021, the magistrate judge serving on the district court issued an opinion recommending that the district court judge deny plaintiffs’ class certification motion. In light of an appellate court decision, issued subsequent to the magistrate’s recommendation, the district court judge instructed the parties to re-brief the motion for class certification. In December 2021, the trial court narrowed the scope of the potential class as it denied the plaintiffs’ motion for class certification of a class of all fax recipients (both stand-alone faxes and online faxes sent via email). However, the court granted class certification for a narrower class of stand-alone fax recipients only. Mastercard’s request to appeal that decision was denied.
U.S. Federal Trade Commission Investigation
In June 2020, the U.S. Federal Trade Commission’s Bureau of Competition (“FTC”) informed Mastercard that it has initiated a formal investigation into compliance with the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. In

MASTERCARD JUNE 30, 2022 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
particular, the investigation focuses on Mastercard’s compliance with the debit routing provisions of the Durbin Amendment.  The FTC has issued a subpoena and Mastercard is cooperating with the investigation.
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
The Company’s estimated settlement exposure was as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Gross settlement exposure	$62,299	$59,571
Risk mitigation arrangements applied to settlement exposure	(8,554)	(7,710)
Net settlement exposure	$53,745	$51,861
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $349 million and $361 million at June 30, 2022 and December 31, 2021, respectively, of which the Company has risk mitigation arrangements for $277 million and $287 million at June 30, 2022 and December 31, 2021, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

26 MASTERCARD JUNE 30, 2022 FORM 10-Q

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
During the fourth quarter of 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three and six months ended June 30, 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and six months ended June 30, 2022 and 2021 were not material.
In 2015 and 2022, the Company designated its €1,650 million and €750 million euro-denominated debt, respectively, as hedges of a portion of its net investment in its European operations. For the three and six months ended June 30, 2022 and 2021, the Company recorded pre-tax net foreign currency gains (losses) of $148 million and $199 million and $(27) million and $60 million, respectively, in other comprehensive income (loss).
As of June 30, 2022 and December 31, 2021, the Company had net foreign currency gains of $345 million and $34 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2022			December 31, 2021
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$217	$5	$1	$206	$7	$3
Interest rate contracts in a fair value hedge [2]	1,000	—	73	1,000	6	8
Foreign exchange contracts in a net investment hedge [1]	2,416	157	—	1,473	—	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	540	5	2	530	1	8
Total derivative assets/liabilities	$4,173	$167	$76	$3,209	$14	$23
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2As of June 30, 2022, interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet. As of December 31, 2021, interest rate derivative assets and liabilities are included within prepaid expenses and other current assets and other liabilities, respectively, on the consolidated balance sheet.

The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended June 30,
	2022	2021		2022	2021
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$6	$(4)	Net revenue	$1	$(1)
Interest rate contracts	$—	$—	Interest expense	$(1)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$166	$(34)

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Six Months Ended June 30,
	2022	2021		2022	2021
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$7	$(1)	Net revenue	$8	$(1)
Interest rate contracts	$—	$—	Interest expense	$(3)	$(3)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$201	$12
The Company estimates that $2 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2022 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.

28 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2022	2021	2022	2021
	(in millions)
Foreign exchange derivative contracts
General and administrative	$12	$(7)	$13	$(3)
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 29

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
These actions have impacted our 2022 performance to date and are expected to continue to impact our full year 2022 performance. As a point of reference, for the year ended December 31, 2021, approximately 4% of our net revenues were derived from business conducted within, into and out of Russia. Additional financial implications directly related to these actions include, but are not limited to, incremental employee-related costs, reserves on uncollectible balances with certain customers and impacts to rebates and incentives as a result of revised estimates of customer performance through the date of the suspension of our business operations.
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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021		2022	2021
	($ in millions, except per share data)
Net revenue	$5,497	$4,528	21%	$10,664	$8,683	23%
Operating expenses	$2,479	$2,187	13%	$4,696	$4,145	13%
Operating income	$3,018	$2,341	29%	$5,968	$4,538	32%
Operating margin	54.9%	51.7%	3.2 ppt	56.0%	52.3%	3.7 ppt
Income tax expense	$523	$412	27%	$665	$774	(14)%
Effective income tax rate	18.7%	16.6%	2.1 ppt	11.9%	16.6%	(4.6) ppt
Net income	$2,275	$2,066	10%	$4,906	$3,894	26%
Diluted earnings per share	$2.34	$2.08	13%	$5.02	$3.91	28%
Diluted weighted-average shares outstanding	974	994	(2)%	977	996	(2)%

30 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	As adjusted	Currency-neutral	2022	2021	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$5,491	$4,528	21%	27%	$10,627	$8,683	22%	27%
Adjusted operating expenses	$2,313	$2,121	9%	12%	$4,496	$4,079	10%	13%
Adjusted operating margin	57.9%	53.2%	4.7 ppt	5.4 ppt	57.7%	53.0%	4.7 ppt	5.3 ppt
Adjusted effective income tax rate	18.8%	15.9%	2.9 ppt	3.1 ppt	12.3%	16.4%	(4.1) ppt	(4.0) ppt
Adjusted net income	$2,497	$1,937	29%	37%	$5,199	$3,678	41%	49%
Adjusted diluted earnings per share	$2.56	$1.95	31%	40%	$5.32	$3.69	44%	52%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Key highlights for the three and six months ended June 30, 2022, during which we suspended our business operations in Russia, versus the comparable periods in 2021:

Net revenue	Adjusted net revenue	Adjusted net revenue increased 27% on a currency-neutral basis, which includes 1 percentage point of growth from acquisitions. Primary drivers of the increase were as follows:
Three Months Ended June 30, 2022
GAAP	Non-GAAP (currency-neutral)
up 21%	up 27%
- Gross dollar volume growth of 14% on a local currency basis
- Cross-border volume growth of 58% on a local currency basis
- Switched transactions growth of 12%
- Other revenues increased 18% or 23% on a currency-neutral basis, which includes 3 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.

These increases were partially offset by:
- Rebates and incentives (contra-revenue) increased 19%, or 23% on a currency-
neutral basis, primarily due to increased volumes and transactions and new and renewed deals.

Six Months Ended June 30, 2022		Adjusted net revenue increased 27% on a currency-neutral basis, which includes 2 percentage points of growth from acquisitions. Primary drivers of the increase were as follows:
GAAP	Non-GAAP (currency-neutral)
up 23%	up 27%
- Gross dollar volume growth of 15% on a local currency basis
- Cross-border volume growth of 56% on a local currency basis
- Switched transactions growth of 16%
- Other revenues increased 18%, or 22% on a currency-neutral basis, which includes 5 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.

These increases were partially offset by:
- Rebates and incentives (contra-revenue) increased 22%, or 25% on a currency-
neutral basis, primarily due to increased volumes and transactions and new and renewed deals, which includes a 1 percentage point reduction from Special Items.

MASTERCARD JUNE 30, 2022 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2022		Adjusted operating expenses increased 12% on a currency-neutral basis, which includes 5 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs and unfavorable foreign exchange activity.
GAAP	Non-GAAP (currency-neutral)
up 13%	up 12%

Six Months Ended June 30, 2022		Adjusted operating expenses increased 13% on a currency-neutral basis, which includes 5 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs, increased spending on advertising and marketing and unfavorable foreign exchange activity.
GAAP	Non-GAAP (currency-neutral)
up 13%	up 13%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2022		The adjusted effective income tax rate of 18.8% was higher than prior year due to a discrete tax benefit in 2021 related to the remeasurement of the Company's net deferred tax asset in the U.K. due to an enacted tax rate change in 2021.
GAAP	Non-GAAP (currency-neutral)
18.7%	18.8%

Six Months Ended June 30, 2022		The adjusted effective income tax rate of 12.3% was lower than prior year due to a discrete tax benefit related to final U.S. tax regulations published in the current year, partially offset by a discrete tax benefit in the prior year related to the remeasurement of the Company's net deferred tax asset in the U.K. due to an enacted tax rate change in 2021. The U.S. tax regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset.
GAAP	Non-GAAP (currency-neutral)
11.9%	12.3%

Other financial highlights for the six months ended June 30, 2022 were as follows:
•We generated net cash flows from operations of $4.2 billion.
•We repurchased 13.7 million shares of our common stock for $4.8 billion and paid dividends of $1.0 billion.
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
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2022, we recorded net losses of $117 million ($113 million after tax, or $0.12 per diluted share) and $193 million ($181 million after tax, or $0.18 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
•In the three and six months ended June 30, 2021, we recorded net gains of $243 million ($182 million after tax, or $0.18 per diluted share) and $337 million ($269 million after tax, or $0.27 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the second quarter of 2022, we recorded charges of $133 million ($89 million after tax, or $0.09 per diluted share) as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.

32 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•In the second quarter of 2021, we recorded charges of $67 million ($52 million after tax, or $0.05 per diluted share) related to litigation settlements and estimated attorneys’ fees with U.K. merchants.
Russia-related impacts
•In the three and six months ended June 30, 2022, we recorded net charges of $26 million ($20 million after tax, or $0.02 per diluted share) and $30 million ($24 million after tax, or $0.02 per diluted share), respectively, directly related to imposed sanctions and the suspension of our business operations. The net charges are comprised of general and administrative expenses of $33 million and $67 million, respectively, primarily related to incremental employee-related costs and reserves on uncollectible balances with certain sanctioned customers. These charges are offset by net benefits of $6 million and $37 million, respectively, in rebates and incentives (contra-revenue) primarily related to a reduction in liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended June 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,497	$2,479	54.9%	$(220)	18.7%	$2,275	$2.34
(Gains) losses on equity investments	**	**	**	117	(0.6)%	113	0.12
Litigation provisions	**	(133)	2.4%	**	0.7%	89	0.09
Russia-related impacts	(6)	(33)	0.5%	**	—%	20	0.02
Adjusted - Non-GAAP	$5,491	$2,313	57.9%	$(104)	18.8%	$2,497	$2.56

	Six Months Ended June 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$10,664	$4,696	56.0%	$(397)	11.9%	$4,906	$5.02
(Gains) losses on equity investments	**	**	**	193	(0.2)%	181	0.18
Litigation provisions	**	(133)	1.2%	**	0.5%	89	0.09
Russia-related impacts	(37)	(67)	0.5%	**	0.1%	24	0.02
Adjusted - Non-GAAP	$10,627	$4,496	57.7%	$(205)	12.3%	$5,199	$5.32

	Three Months Ended June 30, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,528	$2,187	51.7%	$137	16.6%	$2,066	$2.08
(Gains) losses on equity investments	**	**	**	(243)	(0.9)%	(182)	(0.18)
Litigation provisions	**	$(67)	1.5%	**	0.2%	52	0.05
Adjusted - Non-GAAP	$4,528	$2,121	53.2%	$(106)	15.9%	$1,937	$1.95

	Six Months Ended June 30, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$8,683	$4,145	52.3%	$130	16.6%	$3,894	$3.91
(Gains) losses on equity investments	**	**	**	(337)	(0.3)%	(269)	(0.27)
Litigation provisions	**	(67)	0.8%	**	0.1%	52	0.05
Adjusted - Non-GAAP	$8,683	$4,079	53.0%	$(207)	16.4%	$3,678	$3.69
Note: Tables may not sum due to rounding.
**    Not applicable

34 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2022 as compared to the Three Months Ended June 30, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	21%	13%	3.2 ppt	2.1 ppt	10%	13%
(Gains) losses on equity investments	**	**	**	0.3 ppt	17%	17%
Litigation provisions	**	(3)%	1.0 ppt	0.5 ppt	1%	1%
Russia-related impacts	—%	(2)%	0.5 ppt	— ppt	1%	1%
Adjusted - Non-GAAP	21%	9%	4.7 ppt	2.9 ppt	29%	31%
Currency impact [1]	6%	3%	0.8 ppt	0.1 ppt	8%	9%
Adjusted - Non-GAAP - currency-neutral	27%	12%	5.4 ppt	3.1 ppt	37%	40%

	Six Months Ended June 30, 2022 as compared to the Six Months Ended June 30, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	23%	13%	3.7 ppt	(4.6) ppt	26%	28%
(Gains) losses on equity investments	**	**	**	0.1 ppt	14%	15%
Litigation provisions	**	(1)%	0.5 ppt	0.4 ppt	—%	1%
Russia-related impacts	—%	(2)%	0.5 ppt	0.1 ppt	1%	—%
Adjusted - Non-GAAP	22%	10%	4.7 ppt	(4.1) ppt	41%	44%
Currency impact [1]	5%	2%	0.7 ppt	0.1 ppt	7%	8%
Adjusted - Non-GAAP - currency-neutral	27%	13%	5.3 ppt	(4.0) ppt	49%	52%
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
Gross Dollar Volume (“GDV”) 1 measures dollar volume of activity on cards carrying our brands during the period, on a local currency basis and U.S. dollar-converted basis. GDV represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements and includes the impact of balance transfers and convenience checks obtained with Mastercard-branded cards for the relevant period. Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which our volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter. We report period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change.
Cross-border Volume 2 measures cross-border dollar volume initiated and switched through our network during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.
Switched Transactions 2 measures the number of transactions switched by Mastercard, which is defined as the number of transactions initiated and switched through our network during the period.
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customers. Starting in the first quarter of 2022, data related to sanctioned Russian banks was not reported to us and therefore such amounts are not included. Subsequent to the suspension of our business operations in Russia in March 2022, there is no Russian data to be reported.
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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2022, GDV on a U.S. dollar-converted basis increased 8% and 10%, respectively, while GDV on a local currency basis increased 14% and 15%, respectively, versus the comparable periods in 2021. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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

36 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Revenue
For the three months ended June 30, 2022, net revenue increased 21% versus the comparable period in 2021. Excluding the impact of Special Items, adjusted net revenue increased 21%, or 27% on a currency-neutral basis, and includes 1 percentage point of growth from acquisitions. The remaining increase was primarily driven by domestic and cross-border transaction and volume growth and an increase in our Cyber & Intelligence and Data & Services solutions within other revenue. These increases were partially offset by an increase in rebates and incentives (contra-revenue) of 19%, or 23% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals.
For the six months ended June 30, 2022, net revenue increased 23% versus the comparable period in 2021. Excluding the impact of Special Items, adjusted net revenue increased 22%, or 27% on a currency-neutral basis, and includes 2 percentage points of growth from acquisitions. The remaining increase was primarily driven by domestic and cross-border transaction and volume growth and an increase in our Cyber & Intelligence and Data & Services solutions within other revenue. These increases were partially offset by an increase in rebates and incentives (contra-revenue) of 22%, or 25% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals, which includes a 1 percentage point reduction from Special Items.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
Domestic assessments	$2,283	$2,056	11%	$4,417	$3,854	15%
Cross-border volume fees	1,615	1,076	50%	3,010	2,008	50%
Transaction processing	3,061	2,612	17%	5,973	4,963	20%
Other revenues	1,745	1,475	18%	3,329	2,822	18%
Gross revenue	8,704	7,219	21%	16,729	13,647	23%
Rebates and incentives (contra-revenue)	(3,207)	(2,691)	19%	(6,065)	(4,964)	22%
Net revenue	5,497	4,528	21%	10,664	8,683	23%
Special Items [1]	(6)	—	**	(37)	—	**
Adjusted net revenue (excluding Special Items 1)	$5,491	$4,528	21%	$10,627	$8,683	22%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD JUNE 30, 2022 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended June 30, 2022
	Operational		Special Items [3]	Acquisitions	Currency Impact [4]	Total
Domestic assessments	13%	1	—%	—%	(2)%	11%
Cross-border volume fees	61%	1	—%	—%	(11)%	50%
Transaction processing	22%	1, 2	—%	—%	(5)%	17%
Other revenues	20%	2	—%	3%	(5)%	18%
Rebates and incentives (contra-revenue)	23%		—%	—%	(3)%	19%
Net revenue	26%		—%	1%	(6)%	21%

	Six Months Ended June 30, 2022
	Operational		Special Items [3]	Acquisitions	Currency Impact [4]	Total
Domestic assessments	17%	1	—%	—%	(2)%	15%
Cross-border volume fees	59%	1	—%	—%	(9)%	50%
Transaction processing	24%	1, 2	—%	—%	(4)%	20%
Other revenues	17%	2	—%	5%	(4)%	18%
Rebates and incentives (contra-revenue)	26%		(1)%	—%	(3)%	22%
Net revenue	25%		—%	2%	(5)%	23%
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

38 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a summary of the trend in volumes and transactions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	8%	14%	39%	33%	10%	15%	23%	20%
United States	10%	10%	34%	34%	12%	12%	24%	24%
Worldwide less United States	7%	16%	41%	33%	9%	17%	23%	18%

Cross-border volume [1]	46%	58%	70%	58%	45%	56%	18%	11%

Mastercard-branded GDV [1] adjusted for Russia [2]	12%	19%	38%	32%	14%	20%	23%	19%
Worldwide less United States adjusted for Russia [2]	14%	25%	41%	32%	15%	24%	23%	17%

Cross-border volume [1] adjusted for Russia [2]	50%	64%	69%	57%	48%	59%	17%	11%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	12%	41%	16%	24%

Switched transactions adjusted for Russia [2]	22%	39%	23%	23%
1    Excludes volume generated by Maestro and Cirrus cards.
2    Starting in the first quarter of 2022, as a result of imposed sanctions and the suspension of our business operations in Russia, we have provided adjusted growth rates for our key operating metrics excluding activity from Russian issued cards from the current and prior periods.
Operating Expenses
For the three months ended June 30, 2022, operating expenses increased 13% versus the comparable period in 2021. Adjusted operating expenses increased 9%, or 12% on a currency-neutral basis, versus the comparable period in 2021, which includes a 5 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and unfavorable foreign exchange activity.
For the six months ended June 30, 2022, operating expenses increased 13% versus the comparable period in 2021. Adjusted operating expenses increased 10%, or 13% on a currency-neutral basis, versus the comparable period in 2021, which includes a 5 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives, increased spending on advertising and marketing and unfavorable foreign exchange activity.

MASTERCARD JUNE 30, 2022 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
General and administrative	$1,947	$1,718	13%	$3,791	$3,394	12%
Advertising and marketing	210	216	(2)%	391	335	17%
Depreciation and amortization	189	186	2%	381	349	9%
Provision for litigation	133	67	**	133	67	**
Total operating expenses	2,479	2,187	13%	4,696	4,145	13%
Special Items [1]	(166)	(67)	**	(200)	(67)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,313	$2,121	9%	$4,496	$4,079	10%
Note: Table may not sum due to rounding
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following tables summarize the drivers of changes in operating expenses:

	Three Months Ended June 30, 2022
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	9%	2%	5%	(3)%	13%
Advertising and marketing	1%	**	1%	(4)%	(2)%
Depreciation and amortization	**	**	6%	(4)%	2%
Provision for litigation	**	**	**	**	**
Total operating expenses	8%	4%	5%	(3)%	13%

	Six Months Ended June 30, 2022
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	7%	2%	5%	(2)%	12%
Advertising and marketing	20%	**	1%	(5)%	17%
Depreciation and amortization	1%	**	11%	(3)%	9%
Provision for litigation	**	**	**	**	**
Total operating expenses	8%	3%	5%	(2)%	13%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Represents the translational and transactional impact of currency.
General and Administrative
For the three months ended June 30, 2022, general and administrative expenses increased 13%, or 16% on a currency-neutral basis, versus the comparable period in 2021. Current period results include growth of 5 percentage points from acquisitions and 2 percentage points from Special Items. For the six months ended June 30, 2022, general and administrative expenses increased 12%, or 14% on a currency-neutral basis, versus the comparable period in 2021. Current period results include growth of 5 percentage points from acquisitions and 2 percentage points from Special Items. The remaining increase for both the three and six months ended June 30, 2022 was primarily due to higher personnel costs to support our continued investment in our strategic initiatives and balance sheet remeasurement losses due to unfavorable foreign exchange activity.

40 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021		2022	2021
	($ in millions)
Personnel [1]	$1,319	$1,130	17%	$2,500	$2,234	12%
Professional fees	109	106	3%	195	203	(4)%
Data processing and telecommunications	225	215	5%	460	415	11%
Foreign exchange activity [2]	35	8	**	71	16	**
Other [1]	259	259	—%	565	526	7%
Total general and administrative expenses	$1,947	$1,718	13%	$3,791	$3,394	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    Total general and administrative expenses for the three months ended June 30, 2022 includes a Special Item for Russia-related impacts of $33 million, of which $31 million is included within Personnel and $2 million is included within Other. Total general and administrative expenses for the six months ended June 30, 2022 includes a Special Item for Russia-related impacts of $67 million, of which $35 million is included within Personnel and $32 million is included within Other. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended June 30, 2022, advertising and marketing expenses decreased 2%, or increased 2% on a currency-neutral basis, versus the comparable period in 2021. For the six months ended June 30, 2022, advertising and marketing expenses increased 17%, or 21% on a currency-neutral basis, primarily due to an increase in spending on marketing campaigns, advertising and sponsorships.
Depreciation and Amortization
For the three and six months ended June 30, 2022, depreciation and amortization expenses increased 2% and 9%, or 6% and 12% on a currency-neutral basis, versus the comparable period in 2021, which includes growth of 6 and 11 percentage points from acquisitions, respectively, due to the amortization of acquired intangible assets.
Provision for Litigation
For the three and six months ended June 30, 2022, we recorded litigation provisions of $133 million as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. For the three and six months ended June 30, 2021, we recorded litigation provisions of $67 million related to litigation settlements and estimated attorneys’ fees with U.K. merchants. See “Non-GAAP Financial Information” in this section for further discussion.

MASTERCARD JUNE 30, 2022 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended June 30, 2022, other income (expense) was unfavorable $357 million, versus the comparable period in 2021, primarily due to net losses in the current period versus net gains in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities. Adjusted other income (expense) was favorable $2 million versus the prior year.
For the six months ended June 30, 2022, other income (expense) was unfavorable $527 million, versus the comparable period in 2021, primarily due to net losses in the current period versus net gains in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities. Adjusted other income (expense) was favorable $2 million versus the prior year.
The components of other income (expense) were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
Investment income	$7	$3	**	$12	$4	**
Gains (losses) on equity investments, net	(117)	243	**	(193)	337	**
Interest expense	(114)	(106)	7%	(224)	(213)	5%
Other income (expense), net	4	(3)	**	8	2	**
Total other income (expense)	(220)	137	**	(397)	130	**
(Gains) losses on equity investments [1]	117	(243)	**	193	(337)	**
Adjusted total other income (expense) [1]	$(104)	$(106)	(2)%	$(205)	$(207)	(1)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 18.7% and 16.6% for the three months ended June 30, 2022 and 2021, respectively. The adjusted effective income tax rates were 18.8% and 15.9% for the three months ended June 30, 2022 and 2021, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2021, primarily due to a discrete tax benefit in the prior year related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to an enacted tax rate change in 2021.
The effective income tax rates were 11.9% and 16.6% for the six months ended June 30, 2022 and 2021, respectively. The adjusted effective income tax rates were 12.3% and 16.4% for the six months ended June 30, 2022 and 2021, respectively. Both the as reported and as adjusted effective income tax rates were lower versus the comparable period in 2021, primarily due to a discrete tax benefit related to final U.S. tax regulations published in the current year, partially offset by a discrete tax benefit in the prior year related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to an enacted tax rate change in 2021. The U.S. tax regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit our ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense.

Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2022	December 31, 2021
	(in billions)
Cash, cash equivalents and investments [1]	$6.4	$7.9
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.2 billion and $2.5 billion at June 30, 2022 and December 31, 2021, respectively.
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

42 MASTERCARD JUNE 30, 2022 FORM 10-Q

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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A - Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$4,239	$3,731
Net cash used in investing activities	(812)	(4,702)
Net cash used in financing activities	(4,975)	(2,801)
Net cash provided by operating activities increased $508 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to higher net income adjusted for non-cash items, partially offset by higher customer incentive payments.
Net cash used in investing activities decreased $3,890 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to lower business acquisition activity in the current year.
Net cash used in financing activities increased $2,174 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to higher repurchases of our Class A common stock and lower proceeds from debt issuances in the current year.
Debt and Credit Availability
In February 2022, we issued €750 million ($788 million as of June 30, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). Our total debt outstanding was $14.5 billion and $13.9 billion at June 30, 2022 and December 31, 2021, respectively, with the earliest maturity of €700 million ($735 million as of June 30, 2022) of principal occurring in December 2022.
In July 2022, the Company entered into an unsecured INR22.7 billion ($285 million as of the date of settlement) term loan due July 2023 (the “INR Term Loan”).
As of June 30, 2022, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2026.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2022 and December 31, 2021.
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
Aggregate payments for quarterly dividends totaled $956 million for the six months ended June 30, 2022.

MASTERCARD JUNE 30, 2022 FORM 10-Q 43

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On November 30, 2021, our Board of Directors declared a quarterly cash dividend of $0.49 per share paid on February 9, 2022 to holders of record on January 7, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $479 million.
On February 8, 2022, our Board of Directors declared a quarterly cash dividend of $0.49 per share paid on May 9, 2022 to holders of record on April 8, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $477 million.
On June 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.49 per share payable on August 9, 2022 to holders of record on July 8, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $474 million.
Repurchased shares of our common stock are considered treasury stock. In November 2021 and December 2020, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $8.0 billion and $6.0 billion, respectively. The program approved in 2021 became effective in May 2022 after completion of the share repurchase program authorized in 2020. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2022:

(in millions, except average price data)
Remaining authorization at December 31, 2021	$11,927
Dollar value of shares repurchased during the six months ended June 30, 2022	$4,788
Remaining authorization at June 30, 2022	$7,139
Shares repurchased during the six months ended June 30, 2022	13.7
Average price paid per share during the six months ended June 30, 2022	$350.10
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $73 million and $70 million on our foreign exchange derivative contracts outstanding at June 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at June 30, 2022 and December 31, 2021, respectively.
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

44 MASTERCARD JUNE 30, 2022 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
the U.S. dollar could result in a fair value loss of approximately $273 million and $165 million on our foreign exchange derivative contracts designated as a net investment hedge at June 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2022 and December 31, 2021.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $41 million and $49 million on our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at June 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD JUNE 30, 2022 FORM 10-Q 45

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2022, we repurchased 6.9 million shares for $2.4 billion at an average price of $345.17 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
April 1 - 30	2,105,718	$357.73	2,105,718	$8,765,950,568
May 1 - 31	2,481,832	341.59	2,481,832	7,918,182,527
June 1 - 30	2,307,755	337.55	2,307,755	7,139,198,823
Total	6,895,305	345.17	6,895,305
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

MASTERCARD JUNE 30, 2022 FORM 10-Q 47

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 24, 2022 (File No. 001-32877)).

3.2	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 24, 2022 (File No. 001-32877)).
10.1*
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 22, 2021 (effective for awards granted on and subsequent to June 21, 2022).

10.2*
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 22, 2021 (effective for awards granted on and subsequent to June 21, 2022).

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

48 MASTERCARD JUNE 30, 2022 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 28, 2022	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2022	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2022	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

MASTERCARD JUNE 30, 2022 FORM 10-Q 49