Form 10-Q
period 2022-09-30
Mastercard Inc
filed 2022-10-27
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 24, 2022, there were 953,803,041 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,656,734 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	30	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	45	Item 3.	Quantitative and qualitative disclosures about market risk
	46	Item 4.	Controls and procedures

PART II	48	Item 1.	Legal proceedings
	48	Item 1A.	Risk factors
	48	Item 2.	Unregistered sales of equity securities and use of proceeds
	48	Item 5.	Other information
	48	Item 6.	Exhibits
	50	-	Signatures

2 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net Revenue	$5,756	$4,985	$16,420	$13,668
Operating Expenses:
General and administrative	2,069	1,831	5,860	5,225
Advertising and marketing	182	222	573	557
Depreciation and amortization	185	188	566	537
Provision for litigation	208	27	341	94
Total operating expenses	2,644	2,268	7,340	6,413
Operating income	3,112	2,717	9,080	7,255
Other Income (Expense):
Investment income	16	5	28	9
Gains (losses) on equity investments, net	60	197	(133)	534
Interest expense	(120)	(110)	(344)	(323)
Other income (expense), net	4	7	12	9
Total other income (expense)	(40)	99	(437)	229
Income before income taxes	3,072	2,816	8,643	7,484
Income tax expense	573	402	1,238	1,176
Net Income	$2,499	$2,414	$7,405	$6,308
Basic Earnings per Share	$2.59	$2.45	$7.63	$6.37
Basic weighted-average shares outstanding	965	986	971	990
Diluted Earnings per Share	$2.58	$2.44	$7.60	$6.35
Diluted weighted-average shares outstanding	968	990	974	994

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net Income	$2,499	$2,414	$7,405	$6,308
Other comprehensive income (loss):
Foreign currency translation adjustments	(743)	(219)	(1,517)	(274)
Income tax effect	62	9	105	33
Foreign currency translation adjustments, net of income tax effect	(681)	(210)	(1,412)	(241)

Translation adjustments on net investment hedges	372	90	772	162
Income tax effect	(82)	(20)	(171)	(36)
Translation adjustments on net investment hedges, net of income tax effect	290	70	601	126

Cash flow hedges	14	2	21	1
Income tax effect	(3)	—	(5)	—
Reclassification adjustments for cash flow hedges	(4)	1	(9)	5
Income tax effect	1	—	2	(1)
Cash flow hedges, net of income tax effect	8	3	9	5

Reclassification adjustments for defined benefit pension and other postretirement plans	—	—	(1)	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	(1)	(1)

Investment securities available-for-sale	(2)	(2)	(6)	—
Income tax effect	—	1	1	—
Investment securities available-for-sale, net of income tax effect	(2)	(1)	(5)	—

Other comprehensive income (loss), net of tax	(385)	(138)	(808)	(111)
Comprehensive Income	$2,114	$2,276	$6,597	$6,197

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	September 30, 2022	December 31, 2021
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,633	$7,421
Restricted cash for litigation settlement	586	586
Investments	412	473
Accounts receivable	3,167	3,006
Settlement assets	1,019	1,319
Restricted security deposits held for customers	1,531	1,873
Prepaid expenses and other current assets	2,475	2,271
Total current assets	16,823	16,949
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $1,788 and $1,614, respectively	1,951	1,907
Deferred income taxes	1,069	486
Goodwill	7,176	7,662
Other intangible assets, net of accumulated amortization of $1,834 and $1,755, respectively	3,582	3,671
Other assets	7,011	6,994
Total Assets	$37,612	$37,669
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$615	$738
Settlement obligations	1,054	913
Restricted security deposits held for customers	1,531	1,873
Accrued litigation	1,086	840
Accrued expenses	6,888	6,642
Short-term debt	957	792
Other current liabilities	1,345	1,364
Total current liabilities	13,476	13,162
Long-term debt	13,577	13,109
Deferred income taxes	346	395
Other liabilities	3,770	3,591
Total Liabilities	31,169	30,257
Commitments and Contingencies
Redeemable Non-controlling Interests	20	29
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,399 and 1,397 shares issued and 955 and 972 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,269	5,061
Class A treasury stock, at cost, 444 and 425 shares, respectively	(48,916)	(42,588)
Retained earnings	51,625	45,648
Accumulated other comprehensive income (loss)	(1,617)	(809)
Mastercard Incorporated Stockholders' Equity	6,361	7,312
Non-controlling interests	62	71
Total Equity	6,423	7,383
Total Liabilities, Redeemable Non-controlling Interests and Equity	$37,612	$37,669

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended September 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2022	$—	$—	$5,163	$(47,359)	$49,599	$(1,232)	$6,171	$65	$6,236
Net income	—	—	—	—	2,499	—	2,499	—	2,499
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(385)	(385)	—	(385)
Dividends	—	—	—	—	(472)	—	(472)	—	(472)
Purchases of treasury stock	—	—	—	(1,557)	—	—	(1,557)	—	(1,557)
Share-based payments	—	—	106	—	—	—	106	—	106
Balance at September 30, 2022	$—	$—	$5,269	$(48,916)	$51,625	$(1,617)	$6,361	$62	$6,423

	Nine Months Ended September 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	7,405	—	7,405	—	7,405
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(808)	(808)	—	(808)
Dividends	—	—	—	—	(1,423)	—	(1,423)	—	(1,423)
Purchases of treasury stock	—	—	—	(6,333)	—	—	(6,333)	—	(6,333)
Share-based payments	—	—	208	5	—	—	213	—	213
Balance at September 30, 2022	$—	$—	$5,269	$(48,916)	$51,625	$(1,617)	$6,361	$62	$6,423

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Three Months Ended September 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2021	$—	$—	$5,053	$(39,729)	$41,771	$(653)	$6,442	$98	$6,540
Net income	—	—	—	—	2,414	—	2,414	—	2,414
Activity related to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)
Acquisition of non-controlling interest	—	—	(122)	—	—	—	(122)	(17)	(139)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(138)	(138)	—	(138)
Dividends	—	—	—	—	(433)	—	(433)		(433)
Purchases of treasury stock	—	—	—	(1,553)	—	—	(1,553)	—	(1,553)
Share-based payments	—	—	95	—	—	—	95	—	95
Balance at September 30, 2021	$—	$—	$5,026	$(41,282)	$43,750	$(791)	$6,703	$70	$6,773

	Nine Months Ended September 30, 2021
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2020	$—	$—	$4,982	$(36,658)	$38,747	$(680)	$6,391	$97	$6,488
Net income	—	—	—	—	6,308	—	6,308	—	6,308
Activity related to non-controlling interests	—	—	—	—	—	—	—	(10)	(10)
Acquisition of non-controlling interest	—	—	(122)	—	—	—	(122)	(17)	(139)
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(111)	(111)	—	(111)
Dividends	—	—	—	—	(1,301)	—	(1,301)	—	(1,301)
Purchases of treasury stock	—	—	—	(4,628)	—	—	(4,628)	—	(4,628)
Share-based payments	—	—	166	4	—	—	170	—	170
Balance at September 30, 2021	$—	$—	$5,026	$(41,282)	$43,750	$(791)	$6,703	$70	$6,773

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities
Net income	$7,405	$6,308
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,197	995
Depreciation and amortization	566	537
(Gains) losses on equity investments, net	133	(534)
Share-based compensation	273	241
Deferred income taxes	(589)	(49)
Other	40	34
Changes in operating assets and liabilities:
Accounts receivable	(326)	(234)
Settlement assets	298	845
Prepaid expenses	(1,472)	(1,742)
Accrued litigation and legal settlements	249	(4)
Restricted security deposits held for customers	(342)	136
Accounts payable	(91)	(74)
Settlement obligations	146	(978)
Accrued expenses	638	692
Net change in other assets and liabilities	(30)	101
Net cash provided by operating activities	8,095	6,274
Investing Activities
Purchases of investment securities available-for-sale	(192)	(344)
Purchases of investments held-to-maturity	(174)	(214)
Proceeds from sales of investment securities available-for-sale	28	66
Proceeds from maturities of investment securities available-for-sale	156	249
Proceeds from maturities of investments held-to-maturity	194	198
Purchases of property and equipment	(312)	(285)
Capitalized software	(446)	(301)
Purchases of equity investments	(62)	(179)
Proceeds from sales of equity investments	7	185
Acquisition of businesses, net of cash acquired	(313)	(4,197)
Other investing activities	(6)	(12)
Net cash used in investing activities	(1,120)	(4,834)
Financing Activities
Purchases of treasury stock	(6,339)	(4,628)
Dividends paid	(1,430)	(1,307)
Proceeds from debt, net	1,127	1,282
Acquisition of non-controlling interest	—	(133)
Contingent consideration paid	—	(64)
Tax withholdings related to share-based payments	(137)	(130)
Cash proceeds from exercise of stock options	77	55
Other financing activities	(12)	(13)
Net cash used in financing activities	(6,714)	(4,938)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(387)	(80)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(126)	(3,578)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,902	12,419
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,776	$8,841

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At September 30, 2022 and December 31, 2021, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company corrected prior period classifications of certain line items within investing activities on the consolidated statement of cash flows with no impact on total net cash used in investing activities. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of December 31, 2021. The consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies.
Key Developments
Beginning in February 2022, in response to the Russian invasion of Ukraine, the United States, the European Union and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and, in March 2022, the Company suspended business operations in Russia. For the three months ended September 30, 2022, there were no charges directly related to these actions. For the nine months ended September 30, 2022, the Company recorded net charges directly related to these actions of $30 million ($24 million after tax).
Note 2. Acquisitions
In April 2022, Mastercard acquired 100% equity interest in Dynamic Yield LTD. Total cash consideration for the acquisition was $325 million. The Company is evaluating and finalizing the purchase price accounting for this acquisition. The Company’s preliminary estimate of net assets acquired has been recorded primarily as intangible assets, including goodwill of $200 million that is primarily attributable to the synergies expected to arise after the acquisition date, and other intangible assets related to developed technologies of $100 million and customer relationships of $25 million. None of the goodwill is expected to be deductible for local tax purposes. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
In 2021, the Company acquired several businesses in separate transactions for total consideration of $4.7 billion. As of September 30, 2022, the Company had finalized the purchase accounting for $4.4 billion of these businesses acquired and is evaluating and finalizing the purchase accounting for the remainder of businesses acquired during 2021. For the preliminary estimated and final fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

12 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by source and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenue by source:
Domestic assessments	$2,252	$2,139	$6,669	$5,993
Cross-border volume fees	1,803	1,276	4,813	3,284
Transaction processing	3,288	2,849	9,261	7,812
Other revenues	1,824	1,562	5,153	4,384
Gross revenue	9,167	7,826	25,896	21,473
Rebates and incentives (contra-revenue)	(3,411)	(2,841)	(9,476)	(7,805)
Net revenue	$5,756	$4,985	$16,420	$13,668
Net revenue by geographic region:
North American Markets	$1,995	$1,707	$5,677	$4,803
International Markets	3,669	3,218	10,490	8,715
Other [1]	92	60	253	150
Net revenue	$5,756	$4,985	$16,420	$13,668
1    Includes revenues managed by corporate functions.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	September 30, 2022	December 31, 2021
	(in millions)
Receivables from contracts with customers
Accounts receivable	$2,964	$2,829
Contract assets
Prepaid expenses and other current assets	78	134
Other assets	419	487
Deferred revenue [1]
Other current liabilities	461	482
Other liabilities	224	180

1    Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2022 was $384 million and $1,034 million, respectively.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator
Net income	$2,499	$2,414	$7,405	$6,308
Denominator
Basic weighted-average shares outstanding	965	986	971	990
Dilutive stock options and stock units	3	4	3	4
Diluted weighted-average shares outstanding [1]	968	990	974	994
Earnings per Share
Basic	$2.59	$2.45	$7.63	$6.37
Diluted	$2.58	$2.44	$7.60	$6.35
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

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$7,633	$7,421
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	586	586
Restricted security deposits held for customers	1,531	1,873
Prepaid expenses and other current assets	26	22
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,776	$9,902
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Available-for-sale securities [1]	$282	$314
Held-to-maturity securities [2]	130	159
Total investments	$412	$473
1See Available-for-Sale Securities section below for further detail.
2The cost of these securities approximates fair value.

14 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$1	$—	$—	$1	$2	$—	$—	$2
Government and agency securities	115	—	(2)	113	98	—	—	98
Corporate securities	172	—	(4)	168	214	—	—	214
Total	$288	$—	$(6)	$282	$314	$—	$—	$314
The Company’s corporate and municipal available-for-sale investment securities held at September 30, 2022 and December 31, 2021 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at September 30, 2022 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$181	$179
Due after 1 year through 5 years	107	103
Total	$288	$282
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2022 and 2021 were not material.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2021	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2022
	(in millions)
Marketable securities	$627	$—	$—	$(209)	$(37)	$381
Nonmarketable securities	1,207	62	(7)	76	(41)	1,297
Total equity investments	$1,834	$62	$(7)	$(133)	$(78)	$1,678
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of the Company’s Nonmarketable securities:

	September 30, 2022	December 31, 2021
	(in millions)
Measurement alternative	$1,048	$952
Equity method	249	255
Total Nonmarketable securities	$1,297	$1,207
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through September 30, 2022:

(in millions)
Initial cost basis	$481
Cumulative adjustments [1]:
Upward adjustments	612
Downward adjustments (including impairment)	(45)
Carrying amount, end of period	$1,048
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Measurement alternative investments:
Upward adjustments	$4	$162	$107	$321
Downward adjustments (including impairment)	—	(1)	(12)	(2)
Marketable securities:
Unrealized gains (losses), net	79	(58)	(209)	59
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature.

16 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Municipal securities	$—	$1	$—	$1	$—	$2	$—	$2
Government and agency securities	39	74	—	113	35	63	—	98
Corporate securities	—	168	—	168	—	214	—	214
Derivative instruments [2]:
Foreign exchange contracts	—	323	—	323	—	8	—	8
Interest rate contracts	—	—	—	—	—	6	—	6
Marketable securities [3]:
Equity securities	381	—	—	381	627	—	—	627
Deferred compensation plan [4]:
Deferred compensation assets	73	—	—	73	89	—	—	89

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$5	$—	$5	$—	$15	$—	$15
Interest rate contracts	—	111	—	111	—	8	—	8
Deferred compensation plan [5]:
Deferred compensation liabilities	71	—	—	71	89	—	—	89
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At September 30, 2022, the carrying value and fair value of debt was $14.5 billion and $13.0 billion, respectively. At December 31, 2021, the carrying value and fair value of debt was $13.9 billion and $15.3 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$1,342	$1,326
Prepaid income taxes	66	92
Other	1,067	853
Total prepaid expenses and other current assets	$2,475	$2,271
Other assets consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$4,045	$3,798
Equity investments	1,678	1,834
Income taxes receivable	597	645
Other	691	717
Total other assets	$7,011	$6,994
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Customer and merchant incentives	$4,966	$4,730
Personnel costs	1,005	980
Income and other taxes	383	337
Other	534	595
Total accrued expenses	$6,888	$6,642
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of September 30, 2022 and December 31, 2021, long-term customer and merchant incentives included in other liabilities were $2,034 million and $1,835 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company’s provision for litigation was $1,086 million and $840 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

18 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Debt consisted of the following:

			September 30, 2022	December 31, 2021	Effective Interest Rate
			(in millions)
Senior Notes

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	$728	$—	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	1.100%	Senior Notes due December 2022	680	793	1.265%
	2.100%	Senior Notes due December 2027	777	906	2.189%
	2.500%	Senior Notes due December 2030	146	170	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

Other Debt

INR Term Loan [3]	8.640%	Term Loan due July 2023	278	—	9.090%

			14,759	14,019
Less: Unamortized discount and debt issuance costs			(114)	(116)
Less: Cumulative hedge accounting fair value adjustments [4]			(111)	(2)
Total debt outstanding			14,534	13,901
Less: Short-term debt [5]			(957)	(792)
Long-term debt			$13,577	$13,109
1 €750 million euro-denominated debt issued in February 2022.
2 €1.650 billion euro-denominated debt issued in December 2015.
3 INR22.7 billion Indian rupee-denominated loan issued in July 2022.
4 In 2021, the Company entered into an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
5 The INR Term Loan due July 2023 and the 2015 EUR Notes due December 2022 are classified as short-term debt on the consolidated balance sheet as of September 30, 2022. The 2015 EUR Notes due December 2022 are classified as short-term debt on the consolidated balance sheet as of December 31, 2021.
Senior Notes
In February 2022, the Company issued €750 million ($728 million as of September 30, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). The net proceeds from the issuance of the 2022 EUR Notes, after deducting the original issue discount, underwriting discount and offering expenses, were €743 million ($843 million as of the date of settlement).

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 19

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
Indian Rupee (“INR”) Term Loan
In July 2022, the Company entered into an unsecured INR22.7 billion ($278 million as of September 30, 2022) term loan due July 2023 (the “INR Term Loan”). The net proceeds of the INR Term Loan, after deducting issuance costs, were INR22.6 billion ($284 million as of the date of settlement).
The Company obtained the INR Term Loan to serve as an economic hedge to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loan is not subject to any financial covenants and it may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Dividends declared per share	$0.49	$0.44	$1.47	$1.32
Total dividends declared	$472	$433	$1,423	$1,301
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended September 30,
	2022		2021
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	960.0	7.7	979.8	8.0
Purchases of treasury stock	(4.7)	—	(4.3)	—
Share-based payments	0.1	—	0.1	—
Conversion of Class B to Class A common stock	—	—	0.1	(0.1)
Balance at end of period	955.4	7.7	975.7	7.9

	Nine Months Ended September 30,
	2022		2021
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	972.1	7.8	986.9	8.3
Purchases of treasury stock	(18.3)	—	(12.8)	—
Share-based payments	1.5	—	1.2	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.4	(0.4)
Balance at end of period	955.4	7.7	975.7	7.9

20 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2021 and December 2020, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $8.0 billion and $6.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Nine Months Ended September 30,
	2022	2021
	(In millions, except per share data)
Dollar-value of shares repurchased	$6,339	$4,628
Shares repurchased	18.3	12.8
Average price paid per share	$345.54	$360.87
As of September 30, 2022, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $5.6 billion.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2022 and 2021 were as follows:

	December 31, 2021	Increase / (Decrease)	Reclassifications	September 30, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(1,412)	$—	$(2,151)
Translation adjustments on net investment hedges [2]	34	601	—	635
Cash flow hedges
Foreign exchange contracts [3]	4	16	(11)	9
Interest rate contracts	(128)	—	4	(124)
Defined benefit pension and other postretirement plans	21	—	(1)	20
Investment securities available-for-sale	(1)	(5)	—	(6)
Accumulated other comprehensive income (loss)	$(809)	$(800)	$(8)	$(1,617)

	December 31, 2020	Increase / (Decrease)	Reclassifications	September 30, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(241)	$—	$(593)
Translation adjustments on net investment hedges [2]	(175)	126	—	(49)
Cash flow hedges
Foreign exchange contracts [3]	—	1	1	2
Interest rate contracts	(133)	—	3	(130)
Defined benefit pension and other postretirement plans	(20)	—	(1)	(21)
Investment securities available-for-sale	—	—	—	—
Accumulated other comprehensive income (loss)	$(680)	$(114)	$3	$(791)
1During the nine months ended September 30, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar. During the nine months ended September 30, 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar.
2During the nine months ended September 30, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the nine months ended September 30, 2021, the decrease in the accumulated other comprehensive loss related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Share-Based Payments
During the nine months ended September 30, 2022, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2022	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$87
Restricted stock units	1.0	$341
Performance stock units	0.2	$335
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
Note 14. Income Taxes
The effective income tax rates were 18.6% and 14.3% for the three months ended September 30, 2022 and 2021, respectively. The higher effective income tax rate for the three months ended September 30, 2022, versus the comparable period in 2021, was primarily due to the following:
•the recognition of U.S. tax benefits in the third quarter of 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
•a discrete tax expense related to an unfavorable court ruling in the current period
The change in these discrete tax items contributed to the higher rate, partially offset by a favorable change in the Company’s geographic mix of earnings in the current period.
The effective income tax rates were 14.3% and 15.7% for the nine months ended September 30, 2022 and 2021, respectively. The lower effective income tax rate for the nine months ended September 30, 2022, versus the comparable period in 2021, was primarily due to the following:
•a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year. These regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit the Company’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense
•a favorable change in the Company’s geographic mix of earnings in 2022
The change in these tax benefits in 2022 contributed to the lower rate, partially offset by the recognition of U.S. tax benefits in 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S., as well as a discrete tax expense related to an unfavorable court ruling in 2022.
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

22 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
has effectively settled its U.S. federal income tax obligations through 2014. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2011.
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 23

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
As of September 30, 2022 and December 31, 2021, Mastercard had accrued a liability of $908 million and $783 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. Previously, during the second quarter of 2022, Mastercard recorded an additional accrual of $133 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. As of September 30, 2022 and December 31, 2021, Mastercard had $586 million in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of September 30, 2022 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. During the third quarter of 2022, Mastercard incurred charges of $208 million as a result of developments in settlement discussions with certain U.K. merchants, including a settlement reached with one of those merchants. Approximately £1 billion (approximately $1.0 billion as of September 30, 2022) of unresolved damages claims remain.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant claimants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K. domestic interchange fees. Additionally, the U.K Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent three of the merchant cases back to the trial court solely for the purpose of determining damages issues. Mastercard reached a settlement with one of the merchants in September 2022, and a damages’ hearing with respect to the remaining two merchants is scheduled to commence in January 2023.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. The majority of these merchant claims generally had been stayed pending the decision of the U.K. Supreme Court, and a number of those matters are now progressing with motion practice and discovery. In one of the actions involving multiple merchant plaintiff claims, the U.K. trial court in November 2021 denied the plaintiffs’ motion for summary judgment on certain liability issues. In October 2022, the appellate court rejected the plaintiffs’ appeal. In a separate matter filed in Belgium involving multiple merchants from the Czech Republic and Slovakia, the trial court held a hearing in June 2022 on liability issues, and the decision is pending.
During the third quarter of 2022, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions and inter-regional consumer card transactions in both the U.K. and the European Union. The plaintiffs have claimed damages against Mastercard of approximately £0.5 billion (approximately $0.5 billion as of September 30, 2022). A case management conference is expected in the fourth quarter of 2022.

24 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $15 billion as of September 30, 2022). In July 2017, the trial court denied the plaintiffs’ application for the case to proceed as a collective action. In April 2019, the U.K. appellate court granted the plaintiffs’ appeal of the trial court’s decision and sent the case back to the trial court for a re-hearing on the plaintiffs’ collective action application. In December 2020, the U.K. Supreme Court rejected Mastercard’s appeal of this ruling. In March 2021, the trial court held a re-hearing on the plaintiffs’ collective action application, during which Mastercard sought to narrow the scope of the proposed class. In August 2021, the trial court issued a decision in which it granted class certification but agreed with Mastercard’s argument and narrowed the scope of the class. In September 2022, the trial court agreed with Mastercard’s case management proposal and has scheduled a number of hearings in 2023 on issues that could determine the scope of the class and claims.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In September 2019, the plaintiffs filed their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs’ request for class certification. Visa and Mastercard’s request for permission to appeal the certification decision to the appellate court was granted. Oral argument on the appeal was heard in September 2022.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification. In January 2021, the Network Defendants’ request for permission to appeal the district court’s certification decision to the appellate court was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgment is scheduled to commence in November 2022.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 25

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
The Company’s estimated settlement exposure was as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Gross settlement exposure	$62,045	$59,571
Risk mitigation arrangements applied to settlement exposure	(8,724)	(7,710)
Net settlement exposure	$53,321	$51,861
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $338 million and $361 million at September 30, 2022 and December 31, 2021, respectively, of which the Company has risk mitigation arrangements for $268 million and $287 million at September 30, 2022 and December 31, 2021, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages,

26 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three and nine months ended September 30, 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and nine months ended September 30, 2022 and 2021 were not material.
In 2015 and 2022, the Company designated its €1,650 million and €750 million euro-denominated debt, respectively, as hedges of a portion of its net investment in its European operations. For the three and nine months ended September 30, 2022 and 2021, the Company recorded pre-tax net foreign currency gains (losses) of $189 million and $388 million and $42 million and $102 million, respectively, in other comprehensive income (loss).
As of September 30, 2022 and December 31, 2021, the Company had net foreign currency gains of $635 million and $34 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
Non-designated Derivatives
The Company may also enter into foreign exchange derivative contracts to serve as economic hedges, such as to offset possible changes in the value of monetary assets and liabilities due to foreign exchange fluctuations, without designating these derivative contracts as hedging

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 27

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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	September 30, 2022			December 31, 2021
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$502	$16	$4	$206	$7	$3
Interest rate contracts in a fair value hedge [2]	1,000	—	111	1,000	6	8
Foreign exchange contracts in a net investment hedge [1]	1,991	302	—	1,473	—	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	442	5	1	530	1	8
Total derivative assets/liabilities	$3,935	$323	$116	$3,209	$14	$23
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2As of September 30, 2022, interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet. As of December 31, 2021, interest rate derivative assets and liabilities are included within prepaid expenses and other current assets and other liabilities, respectively, on the consolidated balance sheet.

28 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended September 30,
	2022	2021		2022	2021
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$14	$2	Net revenue	$6	$—
Interest rate contracts	$—	$—	Interest expense	$(2)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$183	$48

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Nine Months Ended September 30,
	2022	2021		2022	2021
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$21	$1	Net revenue	$14	$(1)
Interest rate contracts	$—	$—	Interest expense	$(5)	$(4)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$384	$60
The Company estimates that $6 million, pre-tax, of the net deferred gain on cash flow hedges recorded in accumulated other comprehensive income (loss) at September 30, 2022 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2022	2021	2022	2021
	(in millions)
Foreign exchange derivative contracts
General and administrative	$13	$(2)	$25	$(5)
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 29

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
Key Developments
Beginning in February 2022, in response to the Russian invasion of Ukraine, the United States, the European Union and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and, in March 2022, we suspended our business operations in Russia1. We have taken steps necessary to ensure compliance with all applicable regulatory restrictions with sanctioned entities and individuals and have suspended our business operations with non-sanctioned customers in Russia. Throughout this process, our priority has been the safety and well-being of our employees and their families.
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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021		2022	2021
	($ in millions, except per share data)
Net revenue	$5,756	$4,985	15%	$16,420	$13,668	20%
Operating expenses	$2,644	$2,268	17%	$7,340	$6,413	14%
Operating income	$3,112	$2,717	14%	$9,080	$7,255	25%
Operating margin	54.1%	54.5%	(0.5) ppt	55.3%	53.1%	2.2 ppt
Income tax expense	$573	$402	42%	$1,238	$1,176	5%
Effective income tax rate	18.6%	14.3%	4.4 ppt	14.3%	15.7%	(1.4) ppt
Net income	$2,499	$2,414	4%	$7,405	$6,308	17%
Diluted earnings per share	$2.58	$2.44	6%	$7.60	$6.35	20%
Diluted weighted-average shares outstanding	968	990	(2)%	974	994	(2)%

30 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	As adjusted	Currency-neutral	2022	2021	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$5,756	$4,985	15%	23%	$16,383	$13,668	20%	25%
Adjusted operating expenses	$2,437	$2,158	13%	17%	$6,932	$6,237	11%	14%
Adjusted operating margin	57.7%	56.7%	1.0 ppt	2.0 ppt	57.7%	54.4%	3.3 ppt	4.2 ppt
Adjusted effective income tax rate	19.4%	14.4%	5.0 ppt	5.4 ppt	14.8%	15.6%	(0.8) ppt	(0.6) ppt
Adjusted net income	$2,595	$2,341	11%	20%	$7,794	$6,018	29%	38%
Adjusted diluted earnings per share	$2.68	$2.37	13%	22%	$8.00	$6.06	32%	40%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Key highlights for the three and nine months ended September 30, 2022, versus the comparable periods in 2021:

Net revenue	Adjusted net revenue	Adjusted net revenue increased 23% on a currency-neutral basis, which includes 1 percentage point of growth from acquisitions. Primary drivers of the increase were as follows:
Three Months Ended September 30, 2022
GAAP	Non-GAAP (currency-neutral)
up 15%	up 23%
- Gross dollar volume growth of 11% on a local currency basis
- Cross-border volume growth of 44% on a local currency basis
- Switched transactions growth of 9%
- Other revenues increase of 17% or 22% on a currency-neutral basis, which includes 2 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.

These increases were partially offset by:
- Rebates and incentives (contra-revenue) increase of 20%, or 26% on a currency-
neutral basis, primarily due to increased volumes and transactions and new and renewed deals.

Nine Months Ended September 30, 2022		Adjusted net revenue increased 25% on a currency-neutral basis, which includes 1 percentage point of growth from acquisitions. Primary drivers of the increase were as follows:
GAAP	Non-GAAP (currency-neutral)
up 20%	up 25%
- Gross dollar volume growth of 14% on a local currency basis
- Cross-border volume growth of 51% on a local currency basis
- Switched transactions growth of 14%
- Other revenues increase of 18%, or 22% on a currency-neutral basis, which includes 4 percentage points of growth due to acquisitions. The remaining growth was driven primarily by our Cyber & Intelligence and Data & Services solutions.

These increases were partially offset by:
- Rebates and incentives (contra-revenue) increase of 21%, or 25% on a currency-
neutral basis, primarily due to increased volumes and transactions and new and renewed deals.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2022		Adjusted operating expenses increased 17% on a currency-neutral basis, which includes 3 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities.
GAAP	Non-GAAP (currency-neutral)
up 17%	up 17%

Nine Months Ended September 30, 2022		Adjusted operating expenses increased 14% on a currency-neutral basis, which includes 5 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs, unfavorable foreign exchange activity and increased spending on advertising and marketing.
GAAP	Non-GAAP (currency-neutral)
up 14%	up 14%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2022		The adjusted effective income tax rate of 19.4% was higher than prior year primarily due to the recognition of U.S. tax benefits in the third quarter of 2021, the majority of which were discrete, and a discrete tax expense related to an unfavorable court ruling in the current period. These discrete tax items were partially offset by a favorable change in our geographic mix of earnings in the current period.
GAAP	Non-GAAP (currency-neutral)
18.6%	19.4%

Nine Months Ended September 30, 2022		The adjusted effective income tax rate of 14.8% was lower than prior year due to a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year and a favorable change in our geographic mix of earnings in 2022. These tax benefits in 2022 were partially offset by the recognition of U.S. tax benefits in 2021, the majority of which were discrete, and a discrete tax expense related to an unfavorable court ruling in 2022.
GAAP	Non-GAAP (currency-neutral)
14.3%	14.8%

Other financial highlights for the nine months ended September 30, 2022 were as follows:
•We generated net cash flows from operations of $8.1 billion.
•We repurchased 18.3 million shares of our common stock for $6.3 billion and paid dividends of $1.4 billion.
•We completed a euro-denominated debt offering for an aggregate principal amount of $0.7 billion and entered into an Indian rupee-denominated term loan for $0.3 billion.
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
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2022, we recorded net gains of $60 million ($66 million after tax, or $0.07 per diluted share) and net losses of $133 million ($114 million after tax, or $0.12 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
•In the three and nine months ended September 30, 2021, we recorded net gains of $197 million ($163 million after tax, or $0.16 per diluted share) and $534 million ($432 million after tax, or $0.43 per diluted share), respectively, primarily related to unrealized fair market value adjustments and realized gains on marketable and non-marketable equity securities.

32 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•In the third quarter of 2022, we recorded charges of $208 million ($162 million after tax, or $0.17 per diluted share) as a result of developments in settlement discussions with certain U.K. merchants, including a settlement reached with one of those merchants.
•In the second quarter of 2022, we recorded charges of $133 million ($89 million after tax, or $0.09 per diluted share) as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
•In the three and nine months ended September 30, 2021, we recorded charges of $27 million ($22 million after tax, or $0.02 per diluted share) and $94 million ($74 million after tax, or $0.07 per diluted share), respectively, related to litigation settlements and estimated attorneys’ fees with U.K. merchants.
Russia-related impacts
•In the three months ended September 30, 2022, there were no charges directly related to imposed sanctions and the suspension of our business operations in Russia. In the nine months ended September 30, 2022, we recorded a net charge of $30 million ($24 million after tax, or $0.02 per diluted share), directly related to imposed sanctions and the suspension of our business operations in Russia. The net charge is comprised of general and administrative expenses of $67 million, primarily related to incremental employee-related costs and reserves on uncollectible balances with certain sanctioned customers. These charges are offset by net benefits of $37 million, in rebates and incentives (contra-revenue) primarily related to a reduction in liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
Indirect tax matter
•In the third quarter of 2021, we recorded a charge of $88 million ($69 million after tax, or $0.07 per diluted share) to resolve a foreign indirect tax matter for 2015 through 2021 and the related interest expense. The charge is comprised of general and administrative expenses of $82 million and other income (expense) of $6 million.
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended September 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,756	$2,644	54.1%	$(40)	18.6%	$2,499	$2.58
(Gains) losses on equity investments	**	**	**	(60)	0.6%	(66)	(0.07)
Litigation provisions	**	(208)	3.6%	**	0.2%	162	0.17
Adjusted - Non-GAAP	$5,756	$2,437	57.7%	$(99)	19.4%	$2,595	$2.68

	Nine Months Ended September 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$16,420	$7,340	55.3%	$(437)	14.3%	$7,405	$7.60
(Gains) losses on equity investments	**	**	**	133	—%	114	0.12
Litigation provisions	**	(341)	2.1%	**	0.5%	251	0.26
Russia-related impacts	(37)	(67)	0.3%	**	—%	24	0.02
Adjusted - Non-GAAP	$16,383	$6,932	57.7%	$(303)	14.8%	$7,794	$8.00

	Three Months Ended September 30, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$4,985	$2,268	54.5%	$99	14.3%	$2,414	$2.44
(Gains) losses on equity investments	**	**	**	(197)	(0.2)%	(163)	(0.16)
Litigation provisions	**	$(27)	0.6%	**	0.1%	22	0.02
Indirect tax matter	**	(82)	1.6%	6	0.2%	69	0.07
Adjusted - Non-GAAP	$4,985	$2,158	56.7%	$(92)	14.4%	$2,341	$2.37

	Nine Months Ended September 30, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$13,668	$6,413	53.1%	$229	15.7%	$6,308	$6.35
(Gains) losses on equity investments	**	**	**	(534)	(0.3)%	(432)	(0.43)
Litigation provisions	**	(94)	0.7%	**	0.1%	74	0.07
Indirect tax matter	**	(82)	0.6%	6	0.1%	69	0.07
Adjusted - Non-GAAP	$13,668	$6,237	54.4%	$(299)	15.6%	$6,018	$6.06
Note: Tables may not sum due to rounding.
**    Not applicable.

34 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2022 as compared to the Three Months Ended September 30, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	15%	17%	(0.5) ppt	4.4 ppt	4%	6%
(Gains) losses on equity investments	**	**	**	0.8 ppt	5%	5%
Litigation provisions	**	(8)%	3.0 ppt	0.1 ppt	6%	6%
Indirect tax matter	**	4%	(1.6) ppt	(0.2) ppt	(3)%	(3)%
Adjusted - Non-GAAP	15%	13%	1.0 ppt	5.0 ppt	11%	13%
Currency impact [1]	7%	4%	1.1 ppt	0.4 ppt	9%	9%
Adjusted - Non-GAAP - currency-neutral	23%	17%	2.0 ppt	5.4 ppt	20%	22%

	Nine Months Ended September 30, 2022 as compared to the Nine Months Ended September 30, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	20%	14%	2.2 ppt	(1.4) ppt	17%	20%
(Gains) losses on equity investments	**	**	**	0.3 ppt	11%	11%
Litigation provisions	**	(4)%	1.4 ppt	0.4 ppt	3%	3%
Russia-related impacts	—%	(1)%	0.3 ppt	— ppt	—%	—%
Indirect tax matter	**	1%	(0.6) ppt	(0.1) ppt	(1)%	(2)%
Adjusted - Non-GAAP	20%	11%	3.3 ppt	(0.8) ppt	29%	32%
Currency impact [1]	6%	3%	0.9 ppt	0.2 ppt	8%	8%
Adjusted - Non-GAAP - currency-neutral	25%	14%	4.2 ppt	(0.6) ppt	38%	40%
Note: Table may not sum due to rounding.
**    Not applicable.
1    See “Non-GAAP Financial Information” for further information on Currency impact.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, certain of our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2022, GDV on a U.S. dollar-converted basis increased 4% and 8%, respectively, while GDV on a local currency basis increased 11% and 14%, respectively, versus the comparable periods in 2021. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.

36 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Revenue
For the three months ended September 30, 2022, net revenue increased 15% versus the comparable period in 2021. Adjusted net revenue increased 15%, or 23% on a currency-neutral basis, and includes 1 percentage point of growth from acquisitions. The remaining increase was primarily driven by domestic and cross-border transaction and volume growth and an increase in our Cyber & Intelligence and Data & Services solutions revenues within other revenues. These increases were partially offset by an increase in rebates and incentives (contra-revenue) of 20%, or 26% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals.
For the nine months ended September 30, 2022, net revenue increased 20% versus the comparable period in 2021. Adjusted net revenue increased 20%, or 25% on a currency-neutral basis, and includes 1 percentage point of growth from acquisitions. The remaining increase was primarily driven by domestic and cross-border transaction and volume growth and an increase in our Cyber & Intelligence and Data & Services solutions revenues within other revenues. These increases were partially offset by an increase in rebates and incentives (contra-revenue) of 21%, or 25% on a currency-neutral basis, primarily due to increased volumes and transactions and new and renewed deals.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of how we recognize revenue.
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
Domestic assessments	$2,252	$2,139	5%	$6,669	$5,993	11%
Cross-border volume fees	1,803	1,276	41%	4,813	3,284	47%
Transaction processing	3,288	2,849	15%	9,261	7,812	19%
Other revenues	1,824	1,562	17%	5,153	4,384	18%
Gross revenue	9,167	7,826	17%	25,896	21,473	21%
Rebates and incentives (contra-revenue)	(3,411)	(2,841)	20%	(9,476)	(7,805)	21%
Net revenue	5,756	4,985	15%	16,420	13,668	20%
Special Items [1]	—	—	**	(37)	—	—%
Adjusted net revenue (excluding Special Items 1)	$5,756	$4,985	15%	$16,383	$13,668	20%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

38 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended September 30, 2022
	Increase/(Decrease)
	Operational		Special Items [4]	Acquisitions	Currency Impact [5]	Total
Domestic assessments	9%	1	**	—%	(3)%	5%
Cross-border volume fees	57%	1	**	—%	(15)%	41%
Transaction processing	22%	2	**	—%	(7)%	15%
Other revenues	20%	3	**	2%	(5)%	17%
Rebates and incentives (contra-revenue)	26%		**	—%	(6)%	20%
Net revenue	22%		**	1%	(7)%	15%

	Nine Months Ended September 30, 2022
	Increase/(Decrease)
	Operational		Special Items [4]	Acquisitions	Currency Impact [5]	Total
Domestic assessments	14%	1	—%	—%	(3)%	11%
Cross-border volume fees	58%	1	**	—%	(12)%	47%
Transaction processing	23%	2	**	—%	(5)%	19%
Other revenues	18%	3	**	4%	(4)%	18%
Rebates and incentives (contra-revenue)	26%		—%	—%	(5)%	21%
Net revenue	24%		—%	1%	(6)%	20%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    Includes impacts from our key metrics, other non-volume based fees, pricing and mix.
2    Includes impacts from our key metrics, other non-volume based fees, pricing, mix and foreign exchange-related revenues attributable to settlement activities. Also includes impacts from our cyber and intelligence solutions fees and other value-added services.
3    Includes impacts from our cyber and intelligence solutions fees, data analytics and consulting fees and other value-added services.
4    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
5    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a summary of the trend in volumes and transactions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV [1]	4%	11%	21%	20%	8%	14%	22%	20%
United States	10%	10%	20%	20%	11%	11%	22%	22%
Worldwide less United States	1%	12%	21%	20%	6%	15%	22%	18%

Cross-border volume [1]	29%	44%	54%	52%	39%	51%	30%	25%

Mastercard-branded GDV [1] adjusted for Russia [2]	9%	18%	21%	20%	12%	19%	22%	19%
Worldwide less United States adjusted for Russia [2]	8%	22%	21%	19%	13%	24%	22%	18%

Cross-border volume [1] adjusted for Russia [2]	33%	50%	53%	51%	42%	55%	30%	24%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions	9%	25%	14%	24%

Switched transactions adjusted for Russia [2]	19%	24%	22%	23%
1    Excludes volume generated by Maestro and Cirrus cards.
2    Starting in the first quarter of 2022, as a result of imposed sanctions and the suspension of our business operations in Russia, we have provided adjusted growth rates for our key operating metrics excluding activity from Russian issued cards from the current and prior periods.
Operating Expenses
For the three months ended September 30, 2022, operating expenses increased 17% versus the comparable period in 2021. Adjusted operating expenses increased 13%, or 17% on a currency-neutral basis, versus the comparable period in 2021, which includes a 3 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities.
For the nine months ended September 30, 2022, operating expenses increased 14% versus the comparable period in 2021. Adjusted operating expenses increased 11%, or 14% on a currency-neutral basis, versus the comparable period in 2021, which includes a 5 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, unfavorable foreign exchange activity and increased spending on advertising and marketing.

40 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
General and administrative	$2,069	$1,831	13%	$5,860	$5,225	12%
Advertising and marketing	182	222	(18)%	573	557	3%
Depreciation and amortization	185	188	(2)%	566	537	5%
Provision for litigation	208	27	**	341	94	**
Total operating expenses	2,644	2,268	17%	7,340	6,413	14%
Special Items [1]	(208)	(109)	**	(408)	(176)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,437	$2,158	13%	$6,932	$6,237	11%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following tables summarize the drivers of changes in operating expenses:

	Three Months Ended September 30, 2022
	Increase/(Decrease)
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	19%	(5)%	4%	(4)%	13%
Advertising and marketing	(15)%	**	—%	(4)%	(18)%
Depreciation and amortization	(1)%	**	5%	(5)%	(2)%
Provision for litigation	**	**	**	**	**
Total operating expenses	14%	4%	3%	(4)%	17%

	Nine Months Ended September 30, 2022
	Increase/(Decrease)
	Operational	Special Items [1]	Acquisitions	Currency Impact [2]	Total
General and administrative	11%	—%	5%	(3)%	12%
Advertising and marketing	6%	**	1%	(4)%	3%
Depreciation and amortization	—%	**	9%	(4)%	5%
Provision for litigation	**	**	**	**	**
Total operating expenses	10%	3%	5%	(3)%	14%
Note: Tables may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Represents the translational and transactional impact of currency.
General and Administrative
For the three months ended September 30, 2022, general and administrative expenses increased 13%, or 18% on a currency-neutral basis, versus the comparable period in 2021. Current period results include growth of 4 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, partially offset by a decrease of 5 percentage points from the Special Item related to the indirect tax matter in 2021.
For the nine months ended September 30, 2022, general and administrative expenses increased 12%, or 15% on a currency-neutral basis, versus the comparable period in 2021. Current period results include growth of 5 percentage points from acquisitions. The remaining

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities and balance sheet remeasurement losses due to unfavorable foreign exchange activity.
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021		2022	2021
	($ in millions)
Personnel [1]	$1,382	$1,166	19%	$3,882	$3,400	14%
Professional fees	118	95	24%	313	298	5%
Data processing and telecommunications	228	228	—%	688	643	7%
Foreign exchange activity [2]	38	19	**	109	35	**
Other [1,3]	303	323	(6)%	868	849	2%
Total general and administrative expenses	$2,069	$1,831	13%	$5,860	$5,225	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    For the nine months ended September 30, 2022, total general and administrative expenses includes a Special Item for Russia-related impacts of $67 million, of which $35 million is included within Personnel and $32 million is included within Other. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
3    Includes a special item related to a foreign indirect tax matter of $82 million for the three and nine months ended September 30, 2021. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Advertising and Marketing
For the three months ended September 30, 2022, advertising and marketing expenses decreased 18%, or 14% on a currency-neutral basis, versus the comparable period in 2021, primarily due to lower spending on marketing campaigns.
For the nine months ended September 30, 2022, advertising and marketing expenses increased 3%, or 7% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in spending on advertising and sponsorships.
Depreciation and Amortization
For the three months ended September 30, 2022, depreciation and amortization expenses decreased 2%, or increased 3% on a currency-neutral basis, versus the comparable period in 2021, primarily due to the amortization of acquired intangible assets from acquisitions.
For the nine months ended September 30, 2022, depreciation and amortization expenses increased 5%, or 9% on a currency-neutral basis, versus the comparable period in 2021, due to the amortization of acquired intangible assets from acquisitions.
Provision for Litigation
For the three and nine months ended September 30, 2022, we recorded litigation provisions of $208 million and $341 million, respectively. For the three and nine months ended September 30, 2021, we recorded litigation provisions of $27 million and $94 million, respectively. See “Non-GAAP Financial Information” in this section for further discussion.

42 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended September 30, 2022, other income (expense) was unfavorable $139 million, versus the comparable period in 2021, primarily due to lower net gains in the current period versus the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities and realized gains on sales of marketable and non-marketable equity securities in 2021. Adjusted other income (expense) was unfavorable $7 million versus the prior year.
For the nine months ended September 30, 2022, other income (expense) was unfavorable $666 million, versus the comparable period in 2021, primarily due to net losses in the current period versus net gains in the prior period related to unrealized fair market value adjustments on marketable and non-marketable equity securities and realized gains on sales of marketable and non-marketable equity securities in 2021. Adjusted other income (expense) was unfavorable $4 million versus the prior year.
The components of other income (expense) were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2022	2021		2022	2021
	($ in millions)
Investment income	$16	$5	**	$28	$9	**
Gains (losses) on equity investments, net	60	197	**	(133)	534	**
Interest expense	(120)	(110)	9%	(344)	(323)	7%
Other income (expense), net	4	7	**	12	9	**
Total other income (expense)	(40)	99	**	(437)	229	**
(Gains) losses on equity investments [1]	(60)	(197)	**	133	(534)	**
Special Items [1]	—	6	**	—	6	**
Adjusted total other income (expense) [1]	$(99)	$(92)	8%	$(303)	$(299)	2%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 18.6% and 14.3% for the three months ended September 30, 2022 and 2021, respectively. The adjusted effective income tax rates were 19.4% and 14.4% for the three months ended September 30, 2022 and 2021, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2021, primarily due to the following:
•the recognition of U.S. tax benefits in the third quarter of 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
•a discrete tax expense related to an unfavorable court ruling in the current period
The change in these discrete tax items contributed to the higher rate, partially offset by a favorable change in our geographic mix of earnings in the current period.
The effective income tax rates were 14.3% and 15.7% for the nine months ended September 30, 2022 and 2021, respectively. The adjusted effective income tax rates were 14.8% and 15.6% for the nine months ended September 30, 2022 and 2021, respectively. Both the as reported and as adjusted effective income tax rates were lower versus the comparable period in 2021, primarily due to the following:
•a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year. These regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit our ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense
•a favorable change in our geographic mix of earnings in 2022
The change in these tax benefits in 2022 contributed to the lower rate, partially offset by the recognition of U.S. tax benefits in 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S., as well as a discrete tax expense related to an unfavorable court ruling in 2022.

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 43

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2022	December 31, 2021
	(in billions)
Cash, cash equivalents and investments [1]	$8.0	$7.9
Unused line of credit	6.0	6.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.1 billion and $2.5 billion at September 30, 2022 and December 31, 2021, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$8,095	$6,274
Net cash used in investing activities	(1,120)	(4,834)
Net cash used in financing activities	(6,714)	(4,938)
Net cash provided by operating activities increased $1,821 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher net income adjusted for non-cash items and timing of settlement with customers.
Net cash used in investing activities decreased $3,714 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to lower business acquisition activity in the current year.
Net cash used in financing activities increased $1,776 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher repurchases of our Class A common stock in the current year.
Debt and Credit Availability
In February 2022, we issued €750 million ($728 million as of September 30, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). In July 2022, we entered into an unsecured INR22.7 billion ($278 million as of September 30, 2022) term loan due July 2023 (the “INR Term Loan”). Our total debt outstanding was $14.5 billion and $13.9 billion at September 30, 2022 and December 31, 2021, respectively, with the earliest maturity of €700 million ($680 million as of September 30, 2022) of principal occurring in December 2022.

44 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2022, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $6 billion revolving credit facility (the “Credit Facility”) which expires in November 2026.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2022 and December 31, 2021.
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
Aggregate payments for quarterly dividends totaled $1,430 million for the nine months ended September 30, 2022.
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
On June 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.49 per share payable on August 9, 2022 to holders of record on July 8, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $474 million.
On September 19, 2022, our Board of Directors declared a quarterly cash dividend of $0.49 per share payable on November 9, 2022 to holders of record on October 7, 2022 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $472 million.
Repurchased shares of our common stock are considered treasury stock. In November 2021 and December 2020, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $8.0 billion and $6.0 billion, respectively. The program approved in 2021 became effective in May 2022 after completion of the share repurchase program authorized in 2020. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2022:

(in millions, except average price data)
Remaining authorization at December 31, 2021	$11,927
Dollar value of shares repurchased during the nine months ended September 30, 2022	$6,339
Remaining authorization at September 30, 2022	$5,588
Shares repurchased during the nine months ended September 30, 2022	18.3
Average price paid per share during the nine months ended September 30, 2022	$345.54
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 45

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $63 million and $70 million on our foreign exchange derivative contracts outstanding at September 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at September 30, 2022 and December 31, 2021, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $224 million and $165 million on our foreign exchange derivative contracts designated as a net investment hedge at September 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at September 30, 2022 and December 31, 2021.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $37 million and $49 million on our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at September 30, 2022 and December 31, 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

46 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

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
During the third quarter of 2022, we repurchased 4.7 million shares for $1.6 billion at an average price of $332.19 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
July 1 - 31	1,684,604	$328.44	1,684,604	$6,585,901,075
August 1 - 31	1,539,240	$349.15	1,539,240	$6,048,468,809
September 1 - 30	1,444,413	$318.47	1,444,413	$5,588,468,056
Total	4,668,257	$332.19	4,668,257
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

48 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
10.1*+	Mastercard Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 7, 2022.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q 49

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 27, 2022	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2022	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2022	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

50 MASTERCARD SEPTEMBER 30, 2022 FORM 10-Q