Form 10-K
period 2022-12-31
Mastercard Inc
filed 2023-02-14
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.							☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.							☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				Yes	☐	No	☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $270.1 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 8, 2023, there were 945,723,000 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 7,519,534 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED FISCAL YEAR 2022 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I	6	Item 1.	Business
	25	Item 1A.	Risk factors
	40	Item 1B.	Unresolved staff comments
	40	Item 2.	Properties
	40	Item 3.	Legal proceedings
	40	Item 4.	Mine safety disclosures
	41	-	Information about our executive officers

PART II	44	Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
	44	Item 6.	Reserved
	45	Item 7.	Management’s discussion and analysis of financial condition and results of operations
	60	Item 7A.	Quantitative and qualitative disclosures about market risk
	62	Item 8.	Financial statements and supplementary data
	113	Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
	113	Item 9A.	Controls and procedures
	113	Item 9B.	Other information

PART III	115	Item 10.	Directors, executive officers and corporate governance
	115	Item 11.	Executive compensation
	115	Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
	115	Item 13.	Certain relationships and related transactions, and director independence
	115	Item 14.	Principal accountant fees and services

PART IV	117	Item 15.	Exhibits and financial statement schedules
	117	Item 16.	Form 10-K summary

MASTERCARD 2022 FORM 10-K 3

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls as well as events and resulting actions related to the Russian invasion of Ukraine
•the impact of the global COVID-19 pandemic and measures taken in response
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•issues related to our Class A common stock and corporate governance structure
Please see “Risk Factors” in Part I, Item 1A for a complete discussion of these risk factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

4 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
Item 1. Business
Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments instead of cash and checks and making those payment transactions safe, simple, smart and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. We operate a multi-rail payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary core global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer integrated payment products and services and capture new payment flows. Our value-added services include, among others, cyber and intelligence solutions to allow all parties to transact easily and with confidence, as well as other services that provide proprietary insights, drawing on our principled use of secure consumer and merchant data. Our investments in new networks, such as open banking solutions and digital identity capabilities, support and strengthen our payments and services solutions. Our franchise model sets the standards and ground-rules for our core global payments network that balance value and risk across all stakeholders and allows for interoperability among them. Our payment solutions are designed to ensure safety and security for the global payments ecosystem.
For a full discussion of our business, please see page 9.
Our Performance
The following are our key financial and operational highlights for 2022, including growth rates over the prior year:

GAAP

Net revenue	Net income		Diluted EPS
$22.2B	$9.9B		$10.22
up 18%	up 14%		up 17%

Non-GAAP [1] (currency-neutral)

Adjusted net revenue	Adjusted net income		Adjusted diluted EPS
$22.2B	$10.3B		$10.65
up 23%	up 32%		up 34%

$10.7B	$8.8B	Repurchased shares	$11.2B
in capital returned to stockholders	$1.9B	Dividends paid	cash flows from operations

Gross dollar volume (growth on a local currency basis)		Cross-border volume growth (on a local currency basis)	Switched transactions
$8.2T	up 45%		125.7B
up 12%			up 12%

1Non-GAAP results (including growth rates) exclude the impact of gains and losses on equity investments, Special Items and/or foreign currency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Results Overview” in Part II, Item 7 for the reconciliation to the most direct comparable GAAP financial measures.
6 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
The following chart provides gross dollar volume (“GDV”) and number of cards featuring our brands in 2022 for select programs and solutions:

	GDV			Cards
	Year Ended December 31, 2022			As of December 31, 2022
Mastercard-branded Programs [1,2]	(in billions)	Growth (Local)	% of Total GDV	(in millions)	% Increase from December 31, 2021

Consumer Credit	$3,143	15%	38%	992	3%
Consumer Debit and Prepaid	4,012	8%	49%	1,617	7%
Commercial Credit and Debit	1,023	24%	13%	122	11%

1Excludes Maestro and Cirrus cards and volume generated by those cards.
2Prepaid includes both consumer and commercial prepaid.
For a full discussion of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item II, Part 7.
Our Strategy
Our strategy centers on growing our core payments network, diversifying our customers and geographies and building new capabilities through a combination of organic and inorganic strategic initiatives. We are executing on this strategy through a focus on three key priorities:
•expand in payments for consumers, businesses and governments
•extend our services to enhance transactions and drive customer value
•embrace new network opportunities to enable open banking, digital identity and other adjacent network capabilities
Each of our priorities supports and builds upon each other and are fundamentally interdependent.

Our strategy	Our key priorities	Powering our success

Grow our core		People	Brand

Diversify into new customers and geographies		Data	Technology

Build new areas for the future		Franchise	Doing well by doing good

MASTERCARD 2022 FORM 10-K 7

PART I
ITEM 1. BUSINESS
Our Key Strategic Priorities
Expand in payments. We focus on expanding upon our core payments network to enable payment flows for consumers, businesses, governments and others, providing them with choice and flexibility to transact across multiple payment rails (including cards, real-time payments, account-to-account transactions, crypto and others) while ensuring that all payments are safe, secure and seamless. We do so by:
•Driving growth in consumer payments with a focus on accelerating digitization, growing acceptance and pursuing an expanded set of use cases, including through partnerships
•Capturing new payment flows by expanding our multi-rail capabilities and applications to penetrate key flows such as disbursements and remittances, commercial point of sale transactions, business-to-business (“B2B”) accounts payable flows and consumer bill payments
•Leaning into new payment innovations such as our piloting in 2022 of Mastercard Installments (our buy-now-pay-later solution) and developing solutions that support digital currencies and blockchain applications
Extend our services. Our services drive value for our customers and the broader payments ecosystem. These services include cyber and intelligence solutions, insights and analytics, consulting, marketing services, loyalty, processing and payment gateway solutions for e-commerce merchants. As we drive value, our services generate revenue while helping to accelerate our overall financial performance by supporting revenue growth in payments and new network opportunities. We extend our services by:
•Enhancing the value of payments by making payments safe, secure, intelligent and seamless
•Expanding services to new segments and use cases to address the needs of a larger set of customers, including financial institutions, merchants, governments, digital players and others, while expanding our geographic reach
•Supporting and strengthening new network capabilities, including expanding services associated with digital identities and deploying our expertise in open banking and open data, including with improved analytics
Embrace new network opportunities. We are building and managing new adjacent network capabilities to power commerce and payments, creating new opportunities to develop and embed services. We do so by:
•Applying our open banking solutions to help institutions and individuals exchange consumer-permissioned data securely and easily by enabling the reliable access, transmission and management of consumer data (including for opening new accounts, securing loans, increasing credit scores and enabling consumer choice in money movement and personal finance management)
•Enabling digital identity solutions to instill trust in the digital world and ensure that payments across consumers, companies, devices and virtual entities are efficient, safe and secure
Each of our priorities supports and builds upon each other and are fundamentally interdependent:
•Payments provide data and distribution to drive scale and differentiation in services and enable the development and adoption of new network capabilities
•Services improve the security, efficiency and intelligence of payments, improve portfolio performance, differentiate our offerings, strengthen our customer relationships and support our open banking and digital identity platforms
•New network opportunities strengthen our digital payments value proposition, including improved authentication with digital identity, and new opportunities to develop and embed services in our expanding product offerings
Powering Our Success
These priorities are supported by six key drivers:
People. Our success is driven by the skills, experience, integrity and mindset of our people. We attract and retain top talent from diverse backgrounds and industries. Our people and our winning culture is based on decency, respect and inclusion where people have opportunities to perform purpose-driven work that impacts communities, customers and co-workers on a global scale. The diversity and skill sets of our people underpin everything we do.
Brand. Our brands and brand identities serve as a differentiator for our business, representing our values and enabling us to accelerate growth in new areas.
8 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
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
Doing Well by Doing Good. Sustainable impact is fundamental to our business strategy, and we leverage our employees, technology, resources, partnerships and expertise to address social, economic and environmental challenges. Our environmental, social and governance (“ESG”) priorities are expressed through three pillars - People, Prosperity, Planet - and all of the work we do is grounded in strong governance principles. For more information, please reference our most recently published Corporate Sustainability Report and Proxy Statement (each located on our website).

MASTERCARD 2022 FORM 10-K 9

PART I
ITEM 1. BUSINESS
Our Business
Our Multi-Rail Network and Payment Capabilities
We enable a wide variety of payment capabilities (including integrated products and value-added services and solutions) over our multi-rail network among account holders, merchants, financial institutions, businesses, governments and others, offering our customers one partner for their payment needs.
Payment Network
Our core payment network links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use a Mastercard product at tens of millions of acceptance locations worldwide. This network facilitates an efficient, safe and secure means for receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for businesses to receive insight through information that is derived from our network. We enable transactions for our customers through our core payment network in more than 150 currencies and in more than 210 countries and territories.
Payment Network Transactions. Our core payment network supports what is often referred to as a “four-party” payments network and includes the following participants: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution).
We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
The following graphic depicts a typical transaction on our core payment network and our role in that transaction, which includes payment security, value-added services and the enablement of digital payments:

CORE PAYMENT NETWORK
Acquirer
Issuer
Switching
Authorization | Clearing | Settlement
Payments System Security
Value-Added Services
Cyber and Intelligence Solutions
Data and Services Solutions
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
10 MASTERCARD 2022 FORM 10-K

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
Switched Transactions
•Authorization, Clearing and Settlement. Through our core payment network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully conducted transaction, and settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and our customers.
•Cross-Border and Domestic. Our core payment network switches transactions throughout the world when the merchant country and country of issuance are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the country of issuance are the same (“domestic transactions”). We switch over 60% of all transactions for Mastercard and Maestro-branded cards, including nearly all cross-border transactions.
We guarantee the settlement of many of the transactions from issuers to acquirers to ensure the integrity of our core payment network. We refer to the amount of this guarantee as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirers or the availability of unspent prepaid account holder account balances.
Payment Network Architecture. Our core payment network features a globally integrated structure that provides scale for our issuers, enabling them to expand into regional and global markets. It is based largely on a distributed (peer-to-peer) architecture that enables the network to adapt to the needs of each transaction. The network accomplishes this by performing intelligent routing and applying multiple value-added services (such as fraud scoring, tokenization services, etc.) to appropriate transactions in real time. This architecture enables us to connect all parties regardless of where or how the transaction is occurring. It has 24-hour a day availability and world-class response time.
Additional Payment Capabilities
ACH Batch and Real-Time Account-Based Payments Infrastructure. We offer ACH batch and real-time account-based payments capabilities, enabling payments for ACH transactions between bank accounts in real-time. These capabilities provide consumers and businesses the ability to make instant (faster) payments while providing enhanced data and messaging capabilities. We build, implement, enhance and operate real-time clearing and settlement infrastructure, payment platforms and direct debit systems for jurisdictions globally. As of December 31, 2022, we either operated or were implementing real-time payments infrastructure in 12 of the top 50 markets as measured by GDP. We also use our real-time payments capabilities to enable new payment flows, such as consumer bill payments using our real-time bill pay solutions.
Account-to-Account. We enable consumers, businesses, governments and merchants to send and receive money directly from account-to-account. We apply these capabilities to help these stakeholders with various disbursements and remittances.
We discuss below under “Our Payment Products and Applications” the ways in which we apply our real-time account-based and account-to-account payment capabilities to capture new payment flows.
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
As another feature of our multi-layered approach to protect the global payments ecosystem, we work with issuers, acquirers, merchants, governments and payments industry associations to develop and put in place technical standards (such as EMV standards for chips and smart payment cards) for safe and secure transactions and we provide solutions and products that are designed to ensure safety and security for the global payments ecosystem. Our approach includes supporting small businesses by

MASTERCARD 2022 FORM 10-K 11

PART I
ITEM 1. BUSINESS
sharing best practices and providing access to free utilities and services, benefiting both them and the entire payments ecosystem. We discuss specific cyber and intelligence solutions that we offer to our customers in “Our Value-Added Services”.
Our Franchise. We manage an ecosystem of stakeholders that participate in our network and payments platforms. Our franchise creates and sustains a comprehensive series of value exchanges across our ecosystem. We ensure a balanced ecosystem where all participants benefit from the availability, innovation, safety and security of our network. We achieve this through the following key activities:
•Participant Onboarding. We ensure the ability of new customers to use our network and define the roles and responsibilities for their operations once on the network
•Safety and Security. We establish the core principles, including ensuring consumer protections and integrity, so participants feel confident to transact on the network
•Operating Standards. We define the operational, technical and financial policies to which network participants are required to adhere
•Responsible Stewardship. We establish performance standards to support ecosystem growth and optimization and establish proactive monitoring to ensure participant performance
•Issue Resolution. We operate a framework to enable the resolution of disputes between our network participants
Our Payment Products and Applications

We provide a wide variety of integrated products and services that support payment products that customers can offer to consumers and merchants. These offerings facilitate transactions across our multi-rail payments network and platforms among account holders, merchants, financial institutions, digital partners, businesses, governments and other organizations in markets globally.
 Consumer Payment Products
Consumer Credit. We offer a number of products that enable issuers to provide consumers with credit, allowing them to defer payment. These programs are designed to meet the needs of our customers around the world and address standard, premium and affluent consumer segments.
How We Benefit Consumers

We enable our customers to benefit consumers by:
•making electronic payments more convenient, secure and efficient
•delivering better, seamless consumer experiences
•providing consumers choice, empowering them to make and receive payments in the ways that best meet their daily needs
•protecting consumers and all other participants in a transaction, as well as consumer data
•providing loyalty rewards and benefits

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
12 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
New Payment Flows

We offer platforms that apply our multi-rail payment capabilities to capture new payment flows, enabling us to serve the needs of a significant addressable market.
Disbursements and Remittances. We offer applications that enable consumers, businesses, governments and merchants to send and receive money domestically and across borders with greater speed and ease.
•Using Mastercard Send™, we partner with digital messaging and payment platforms to enable consumers in approximately 50 markets to send money directly within applications to other consumers in more than 100 markets. We
Key 2022 Developments
•In 2022, our Disbursements and Remittances capabilities achieved a payout reach of nearly 10 billion endpoints globally across multiple channels.

partner with central banks, fintechs and financial institutions to help governments and nonprofits more efficiently enable, as applicable, distribution of social and economic assistance and business-to-consumer (“B2C”) disbursements across more than 40 use cases (such as wallet funding, cash payouts, gig worker payouts and insurance claims).
•Mastercard Cross-Border Services enables a wide range of payment flows and use cases to customers (including trade payments, remittances and disbursements). These flows are enabled via a distribution network with a single point of access that allows financial institutions, fintechs and digital partners to send and receive money globally through multiple channels, including bank accounts, mobile wallets, cards and cash payouts with payout reach in more than 140 receive markets.
Commercial Point of Sale. We offer commercial credit, debit and prepaid payment products and solutions that meet the payment needs of large corporations, midsize companies, small businesses and government entities. Our solutions streamline procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our point of sale offerings include:
•Small business cards (credit, debit and prepaid) tailored to small and medium businesses.
•Commercial travel and entertainment, procurement and fleet cards, consisting mostly of credit cards and associated platforms for corporations to manage travel and expense, procurement and fleet expenses. Our Mastercard Smart Data™ platform provides expense management and reporting capabilities.
B2B Accounts Payable. We offer solutions that enable businesses or governments to make payments to businesses with whom they have a trusted relationship for goods and services. Our solutions include Virtual Card Number (VCN), which is generated dynamically off a physical card and leverages the credit limit of the funding account and may include the use of Mastercard InControl™, our virtual card platform that allows buyers to pay suppliers using a one-time use card number that can be set with transaction level controls, providing unmatched configurability and flexibility.
Additionally, we offer a platform to optimize supplier payment enablement campaigns for financial institutions, as well as our treasury intelligence platform that provides corporations with recommendations to improve working capital performance and accelerate spend on cards.
Consumer Bill Payments. We offer bill pay solutions to enable consumers and small businesses to pay their billers in a seamless and secure way. Our bill pay solutions include the enablement of enhanced biller setup and expanded bill presentment that make it easier for consumers and small businesses to present, view, manage and pay their bills through their online or mobile banking apps. These solutions facilitate payment choice using multiple payment rails (including real-time account-based payments) and deliver immediate payment confirmation, providing an experience that benefits consumers, financial institutions and billers.

MASTERCARD 2022 FORM 10-K 13

PART I
ITEM 1. BUSINESS
Payments Innovation

Our innovation capabilities and our technology provide resiliency, scalability and flexibility in how we serve customers and in turn help them benefit consumers. They enable broader reach to scale digital payment services across multiple channels, including mobile devices. Our technology standards, services and governance model help us to serve as the connection that allows financial institutions, fintechs and technology companies to interoperate and enable consumers, businesses, governments and merchants to engage through digital channels.
Key 2022 Developments

•During 2022, we entered into pilot programs for our previously announced Mastercard Installments, an open loop solution to deliver buy-now-pay-later installments capabilities at scale. The solution connects lenders with merchants across our acceptance network to provide buy-now-pay-later options for consumers.

•Delivering better digital experiences everywhere. We are using our technologies and security protocols to develop solutions to make digital shopping and selling experiences, such as on smartphones and other connected devices, simpler, faster and safer for both consumers and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base.
◦Our contactless payment solutions help deliver a simple and intuitive way to pay, as well as health and safety benefits when consumers are looking for low-touch options
◦Our Mastercard Digital First™ program enables customers to offer their cardholders a fully digital payment experience with an optional physical card, meeting cardholder expectations of immediacy, safety and convenience during card application, authentication and instant card access, securing purchases (whether contactless, in-store, in-app or via the web) and managing alerts, controls and benefits
◦Our Click to Pay checkout experience is designed to provide consumers the same convenience and security in a digital environment that they have when paying in a store, make it easier for merchants to implement secure digital payments and provide issuers with improved fraud detection and prevention capability. This experience is based on the EMV Secure Remote Commerce industry standard that enables a faster, more secure checkout experience across web and mobile sites, mobile apps and connected devices
•Securing more transactions. We are leveraging tokenization, biometrics and machine learning technologies in our push to secure every transaction. These efforts include driving EMV-level security and benefits through all our payment channels.
•Creating solutions to support blockchain-based digital currencies. Through a principled approach (including applying prudent risk management practices and maintaining continuous monitoring of our partners that are active in the digital asset market), Mastercard is focused on supporting digital currencies by:
◦Providing identity, cyber and consulting services for market participants (including our identity and biometric solutions, cybersecurity solutions, crypto analytics, transaction monitoring and anti-money laundering detection capabilities) as well as engaging with central banks as they design and develop central bank digital currencies
◦Helping consumers safely and easily purchase cryptocurrencies and non-fungible tokens (“NFTs”) as well as enabling consumers to spend their converted crypto holdings on Mastercard card offerings and cash out their crypto wallets using Mastercard Send
•Simplifying access to, and integration of, our digital assets. Our Mastercard Developer platform makes it easy for customers and partners to leverage our many digital assets and services. By providing a single access point with tools and capabilities to find what we believe are some of the best-in-class APIs across a broad range of Mastercard services, we enable easy integration of our services into new and existing solutions.
•Identifying and experimenting with future technologies, start-ups and trends. Through Mastercard Foundry, we continue to provide customers and partners access to thought leadership, innovation methodologies, new technologies and relevant early-stage fintech players.
14 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
Our Value-Added Services
Our services encompass a wide-ranging portfolio of value-added and differentiating capabilities that:
•instill trust in the ecosystem to allow parties to transact and operate with confidence
•provide actionable insights to our customers to assist in their decision making
•enable our customers to strengthen their engagement with their own end users
•enable connectivity and access for a fragmented and diverse set of parties
Cyber and Intelligence Solutions

As part of the security we bring to the payments ecosystem, we offer integrated products and services to prevent, detect and respond to fraud and cyber-attacks and to ensure the safety of transactions made using Mastercard and non-Mastercard products. We do this using a multi-layered safety and security strategy:
•The “Prevent” layer is designed to protect against attacks on infrastructure, devices and data. We have continued to grow global usage of EMV chip and contactless security technology, helping to reduce fraud. Our solutions include Mastercard SafetyNet™, which protects financial institutions by helping to stop real-time attacks that are visible in the network, but not easily detected by financial institutions.
Key 2022 Developments

•In 2022, we significantly extended the reach of our Consumer Clarity services, enhancing the value of payments by providing cardholders with merchant details and digital receipts to reduce disputes, lower chargeback costs and improve the consumer experience.

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

MASTERCARD 2022 FORM 10-K 15

PART I
ITEM 1. BUSINESS
Data and Services Solutions

Insights and Analytics. Our capabilities incorporate payments expertise and analytical and executional skills to create end-to-end solutions which are increasingly delivered via platforms embedded in our customers’ day-to-day operations. We offer business intelligence to monitor key performance indicators (“KPIs”) and benchmark performance through self-service digital platforms, tools, and reports for financial institutions, merchants and others. We enable clients to better understand consumer behavior and improve segmentation and targeting by using our anonymized and aggregated data assets, third-party data and AI technologies. We also help our customers accurately measure the impact of their decisions and improve them by leveraging data analytics to conduct disciplined business experiments for in-market tests to drive more profitable decision making.
Key 2022 Developments

•In 2022, we completed our acquisition of Dynamic Yield™, which uses enhanced AI to deliver customized product recommendations, offers and content to consumers. When combined with our loyalty and other offerings, this platform provides the opportunity to offer a unified consumer engagement and loyalty hub to our customers.

Consulting and Innovation. We provide advisory services that help clients make better decisions and improve performance. By observing patterns of payments behavior based on billions of transactions switched globally, we are able to leverage anonymized and aggregated information to provide advice based on data. We also utilize our expertise, digital technology, innovation tools, methodologies and processes to collaborate with, and increasingly drive innovation at, financial institutions, merchants and governments. Through our global innovation and development arm, Mastercard Foundry, we offer customized innovation programs and concept design. We continue to innovate and expand our offerings to help businesses evolve and expand their growth enterprise-wide. For example, we have developed consulting and innovation offerings dedicated to open banking, open data, crypto and digital currencies and ESG matters.
Marketing Services. We deliver marketing services, digital implementation and program management with performance-based solutions at every stage of the consumer lifecycle to assist our customers in implementing actions based on insights and driving adoption and usage. These services include developing messaging, targeting key groups, launching campaigns and training staff, all of which help our customers drive engagement and portfolio profitability.
Issuer and Merchant Loyalty. We have built a scalable rewards platform that enables issuers to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airline lounge network, concierge services, insurance services, emergency card replacement, emergency cash advances and a 24-hour account holder service center. For merchants, we provide campaigns with targeted offers and rewards, management services for publishing offers, and accelerated points programs for co-brand and rewards program members. We also provide a loyalty platform that enables stronger relationships with retailers, restaurants, airlines and consumer packaged goods companies by creating experiences that drive loyalty and impactful consumer engagement.
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
16 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
Our New Network Capabilities
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
Key 2022 Developments

•In 2022, we partnered with a leading financial institution on an ACH payment solution (currently in the pilot phase) that uses our open banking capabilities to enable seamless and secure consumer bill payments.

•In 2022, we launched a suite of smart payment decisioning tools that add value to our enhanced ACH solution, helping our partners determine the optimal timing and payment rail for a successful payment transaction.

Digital Identity
We enable digital identity solutions, which provide seamless digital experiences and strengthen and secure digital payments across individuals, devices and accounts. Our digital identity capabilities focus on the identity of people, devices and transactions. They embody privacy by design principles and are consent-centric. Our solutions include device intelligence and behavioral biometrics (to determine whether the user is genuine or a fraudulent device), document proofing, IP intelligence, biometrics, transaction fraud data (from which we derive insights that can be used to significantly improve the global approval rate of transactions), location, identity attributes and payment authorization.
Our People
As of December 31, 2022, we employed approximately 29,900 persons globally. Our employee base is predominantly full-time and approximately 66% were employed outside of the United States in more than 80 countries around the world. We also had approximately 4,900 contractors which we used to supplement our employee base in order to meet specific needs. Our voluntary workforce turnover (rolling 12-month attrition) was approximately 11% as of December 31, 2022. The total cost of our workforce for the year ended December 31, 2022 was $5.3 billion, which primarily consists of compensation, benefits and other personnel- and contractor-related costs.
Management reviews our people strategy and culture, as well as related risks, with our Human Resources and Compensation Committee on a quarterly basis, and annually with our Board of Directors. Additionally, our Board and Board committees are tasked with overseeing other human capital management matters on a regular basis, such as ensuring processes are in place for maintaining an ethical corporate culture, overseeing key diversity initiatives, policies and practices, and monitoring governance trends in areas such as human rights. Our ability to attract, retain and engage top talent and build a culture centered around decency, with an overall focus on diversity, equity and inclusion (“DEI”), is critical to our business strategy.
Specifically, to enable our business strategy effectively, our aim is to:
•attract talent with the key skills needed
•develop and retain an agile workforce that can compete in a fast-paced, digitally native and innovative environment
•build on our DEI efforts to support our employees’ growth
Attract talent.
•We continuously recruit talent by leveraging the strength of our brand and utilizing a variety of sources, channels, and initiatives in order to support our growth across sectors, markets and emerging industries
•Our acquisition activity has also provided a strong source of talent with differentiated skills

MASTERCARD 2022 FORM 10-K 17

PART I
ITEM 1. BUSINESS

Develop and retain talent. We develop and retain our employees, ensuring we stay competitive and respond to both changing market dynamics and our employees’ needs while supporting a culture of innovation grounded in decency. Our efforts include:
•An annual cycle that aligns with our “Mastercard Way” and focuses on objective setting, performance assessment, talent evaluation, skill development, opportunities and career progression
•Succession planning for key roles, including talent and leadership programs across various levels. These programs embed our culture principles, include diverse populations, aim to develop talent and managerial skills through personalized coaching and group executive development and leverage mentorship programs and other learning opportunities
The Mastercard Way

The Mastercard Way is the statement of our culture: how we work and why we work that way. It consists of three principles that address where we are going as an organization, how we work together and how we deliver for our customers and each other.
•Create value
•Grow together
•Move fast

•A competitive compensation approach (subject to periodic reviews) under which eligible employees across multiple job levels can receive long-term incentive equity awards
•Contributions to employees’ financial well-being as they plan for retirement. All employees globally are entitled to receive a matching Mastercard contribution of $1.67 for every $1 contributed to a 401(k) or other retirement plan on the first 6% of base pay
•Continued expansion and prioritization of well-being offerings for employees, including access to mental, physical and financial health resources, additional paid time off due to COVID-related illness and dependent care, and expanded benefits for family planning
•An evolved approach to flexible working, including the launch of a four-week ”work from anywhere” policy, meeting-free days and team-based decision-making for how and where our employees work
•Support of employee charitable donations with matching Mastercard gifts of up to $15,000 per employee annually, as well as providing full-time employees five paid days per year for eligible volunteer work
•Experience surveys that we periodically run to assess our overall employee engagement areas (with occasional focus on more targeted topics) and prioritize how we address emerging opportunity areas
•A culture of high ethical business practices and compliance standards, grounded in honesty, decency, trust and personal accountability. It is driven by “tone at the top,” reinforced with regular training, fostered in a speak-up environment, and measured by our periodic employee surveys and other metrics that enable our Board to maintain a pulse on areas of strength and opportunities for improvement

Diversity, equity and inclusion underpin everything we do:
•We monitor our recruitment, development, succession and retention practices with a focus on gender, race (in the U.S.) and generational mix of our employee population
•We have developed regional and functional action plans to identify priorities and actions that will help us make more progress for DEI, including appropriate balance and inclusion in gender and racial representation
Workforce Demographics

•39% of our global workforce are women
•42% of our U.S. workforce are people of color [1]
•Female employees earned $1.00 for every $1.00 men earned during 2022
•In the U.S., employees of color earned $1.00 for every $1.00 white employees earned during 2022 [1]
•The median pay for female employees is 94.0% compared to male employees [2]

•We remain committed to our “In Solidarity” initiative through alignment of our DEI plans globally to address local needs and opportunities, for example through the introduction of new training programs such as our neurodiversity hiring initiative and new partnerships with historically Black colleges and universities (HBCUs) in the U.S.
•We remain dedicated to practices designed to ensure there is equal pay for equal work. We have established a framework for examining pay practices annually, supported by third-party analysis and benchmarked to the external market. We assess compensation decisions for potential pay disparities by gender (including base, bonus and long-term incentives), among other categories, and appropriately respond to any disparities that are found
18 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
•Our employee incentive compensation plan features an ESG modifier that includes quantitative goals for a number of ESG items, including gender pay parity. In 2022, we expanded this modifier to all employees, underscoring our commitment to ESG
We expect to provide more detailed information in 2023 regarding our employees, including additional workforce demographics, in our annual Corporate Sustainability Report and Proxy Statement, both of which will be located on our website.
1People of Color are defined as Black or African American, Hispanic, Asian, American Indian, Alaska Native, Native Hawaiian/other Pacific Islander and two or more races. Ethnicity data does not include undeclared.
2Data as of September 30, 2022. The gender pay gap is predominantly due to the fact that we have more men in senior roles, not because men are paid more.
Brand
Our family of well-known brands includes Mastercard, Maestro and Cirrus. We manage and promote our brands and brand identities through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase people’s preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, preference and overall usage among account holders globally.  Our “Priceless®” advertising campaign, which celebrated its 25th anniversary in 2022 and has run in more than 50 languages and in more than 120 countries worldwide, promotes Mastercard usage benefits and acceptance, markets Mastercard payment products and solutions and provides Mastercard with a consistent, recognizable message that supports our brand around the globe.
Data
We use our data assets, infrastructure and platforms to create a range of products and services for our customers, including the majority of our value-added services, which help reduce fraud, increase security, provide actionable insights to our customers to assist in their decision making and enable our customers to increase their engagement with consumers. We do all this while incorporating our data principles in how we design, implement and deliver those solutions. Our Privacy by Design and Data by Design processes have been developed to ensure we embed privacy, security and data controls in all of our products and services, keeping a clear focus on protecting customers’ and individuals’ data. We do this in a number of ways:
•Practicing data minimization. We collect and retain only the data that is needed for a given product or service, and limit the amount and type of personal information shared with third parties
•Being transparent and providing control. We explain how we use personal information and give individuals’ access and control over how their data is used and shared
•Working with trusted partners. We select partners and service providers who share our principled-approach to protecting data
•Addressing data bias. We ensure our use of advanced analytics, including AI and Machine Learning, utilizes diverse data sets to create fair and inclusive solutions that reflect individual, group and societal interests
•Advancing positive social impact. We utilize our data sets to create innovative solutions to societal challenges, promoting inclusive financial, social, climate, health and education growth
Technology
We leverage our technology to help enable payments, services and new networks, enhance our operational strength and enable our employees to deliver effectively for our customers. Our strategy to “lead through technology” includes the following key areas:
Offering our products to customers around the world:
•Standardizing and simplifying how we connect with customers to provide them with the tools to manage and expand their Mastercard relationship
•Deploying our cloud-native technology infrastructure to adapt to evolving market conditions and further enhance speed, resiliency and scalability

MASTERCARD 2022 FORM 10-K 19

PART I
ITEM 1. BUSINESS
Enabling our full range of products and services:
•Enhancing payment rails and expanding them across payments and services, including providing seamless customer adoption across new services and enhancing connectivity to new networks
•Further evolving our data infrastructure to unlock incremental value and ensure ongoing compliance with evolving data regulations
Empowering our employees:
•Improving the speed in which we deliver for our customers through a combination of tools and customer-centric practices
•Attracting, developing and retaining top technology talent, as well as strengthening our employees’ technology acumen
Revenue Sources
Mastercard is a payments network service provider that generates revenue from a wide range of payment solutions we provide to our customers. We classify our net revenues, which includes the impact of rebates and incentives, from contracts with customers into two categories: (i) payment network and (ii) value-added services and solutions.
Within our payment network, revenue is primarily generated from charging fees to our customers based on GDV (which includes both domestic and cross-border volume) on the cards that carry our brands and for providing switching and other network-related services.
Within our value-added services and solutions, we generate revenue primarily related to the following:

•Cyber and intelligence solutions •Data and services solutions •ACH batch and real-time account-based domestic and cross-border payments and solutions	•Processing and gateway •Open banking solutions •Digital identity solutions
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue” in Part II, Item 7 and Note 3, Revenue for more detail about our revenue.
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
Competition
We face a number of competitors both within and outside of the global payments industry. We compete in all categories of payment (including paper-based payments and all forms of electronic payments) as well as in all categories in which we provide value-added services and solutions:
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
20 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
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
•Real-time Account-based Payments Systems. We face competition in the ACH and real-time account-based payments space from other companies (such as ACI Worldwide, FIS and Volante Technologies) that provide infrastructure, applications and services to support these payment solutions. As these real-time account-based propositions mature, we face a possible increase in competition for our existing domestic person-to-merchant (“P2M”) and person-to-person (“P2P”) transaction market share. Similarly, as interlinking of these infrastructures is further explored, they could disrupt our existing cross-border P2M and P2P market share. Also, several industry initiatives are experimenting with the concept of account-based global schemes, which could lead to a disruption of the clearing and settlement options utilized in various currencies.
•Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we face increasing competition from alternative payments systems and emerging payments providers, both for customers and data. Many of these providers, who in many circumstances can also be our partners or customers, have developed payments systems focused on online activity in e-commerce and mobile channels (in some cases, expanding to other channels), and may process payments using in-house account transfers, real-time account-based payments networks or global or local networks. Examples include digital wallet providers (such as Paytm, PayPal, Alipay and Amazon), point of sale financing/buy-now-pay-later providers (such as Klarna, Affirm and Afterpay), mobile operator services, mobile phone-based money transfer and microfinancing services (such as M-PESA) and handset manufacturers.
•Government-Backed Networks. Governments have been increasingly creating local payments structures (such as the Brazilian Instant Payment System-PIX, FedNow in the U.S., the European Payments Initiative, Nigerian NIBSS Card and the South African Instant Payment System-Payshap), which are increasingly being considered as alternatives to traditional domestic payment solutions and schemes such as ours. In addition to local and regional networks, more than 80 national governments are exploring the use of central bank digital currencies (“CBDCs”).
•Digital Currencies. Stablecoins and floating cryptocurrencies may become more popular as they become more regulated and increasingly viewed as providing immediacy, 24/7 accessibility, immutability and efficiency. Such currencies have started to be accepted by P2M players (such as Square), while some banks have started experimenting with blockchain B2B payments (such as J.P. Morgan). These currencies have also introduced into the payments ecosystem an emerging set of providers referred to as crypto natives, who have the ability to disrupt traditional financial markets. The increased prominence of digital currencies creates an opportunity for us but could equally compete with our products and services.
•Value-Added Service Providers and New Network Capabilities Players. We face competition from companies that provide alternatives to our value-added services and solutions. These companies include information services and consulting firms that provide consulting services and insights to financial institutions, merchants and governments, technology companies that provide cyber and fraud solutions, and companies that compete against us as providers of loyalty and program management solutions. We also face competition from companies that provide alternatives to our open banking and digital identity solutions. Regulatory initiatives could also lead to increased competition in this space.

MASTERCARD 2022 FORM 10-K 21

PART I
ITEM 1. BUSINESS
We play a valuable role as a trusted intermediary in a complex system, creating value for individual stakeholders and the payments ecosystem overall. Our competitive advantages include:

Global network	Highly adaptable and world class global payments network built over more than 50 years that can reach a variety of parties to enable payments anywhere
Franchise model	Establishing rules, standards and bearing of financial risk (including our settlement guarantee backed by our strong credit standing)
Multi-rail	Multiple payment and new network capabilities based on our innovation and technology that enable choice
Brand	Globally recognized and trusted brands
Security	Enable all parties in the payments ecosystem to transact securely and with confidence through safety and security solutions offered on our network (including fraud prevention and authentication)
Services	Value-added services for all parties including analytics insights, consulting and marketing services and loyalty solutions
Talent and culture	World class talent and culture, with a focus on diversity, equity and inclusion and “doing well by doing good”
Data	Products and services leveraging our data assets, infrastructure and platforms that incorporate our data principles and reflect our Privacy by Design and Data by Design processes
Technology	Leading-edge technology that advances the quality, speed and diversity of our offerings and solutions
Government engagement	Ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments
Collectively, the capabilities that we have created organically, and those that we have obtained through acquisitions, support and build upon each other to enhance the total proposition we offer our customers. They enable us to partner with many participants in the broader payments ecosystem and provide choice, security and services to improve the value we provide to our customers.
22 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
Government Regulation
As a technology company operating in the global payments industry, we are subject to government regulation that impacts key aspects of our business. In particular, we are subject to regulations that affect the payments industry in the many countries in which our integrated products and services are used. We are committed to complying with all applicable laws and regulations and implementing policies, procedures and programs designed to promote compliance. We monitor and coordinate globally while acting locally and establish relationships to assess and manage the effects of regulation on us. See “Risk Factors” in Part I, Item 1A for more detail and examples of the regulation to which we are subject.

Payments Oversight and Regulation. Central banks and other regulators in several jurisdictions around the world either have, or are seeking to establish, formal oversight over the payments industry, as well as authority to regulate certain aspects of the payments systems in their countries. Such authority has resulted in regulation of various aspects of our business. In the European Union, Mastercard is subject to systemic importance regulation, which includes various requirements we must meet, including obligations related to governance and risk management. In the U.K., the Bank of England designated Vocalink™, our real-time account-based payments network platform, as a “specified service provider”, and Mastercard Europe as a “recognized payment system”, which includes supervisions and examination requirements. In addition, European Union legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switching activities and other processing in terms of how we go to market, make decisions and organize our structure. Examples of other markets where Mastercard is formally overseen include Australia, Brazil, India, Mexico and South Africa. Additionally, certain of our subsidiaries are also regulated as payments institutions, including as money transmitters. This regulation subjects us to licensing obligations and regulatory supervision, as well as various business conduct and risk management requirements.
Interchange Fees. Interchange fees that support the function and value of four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world via legislation to regulate interchange fees, competition-related regulatory proceedings, central bank regulation and litigation. Examples include statutes in the United States that cap debit interchange for certain regulated activities, proposed legislation in the United States to extend routing mandates to credit, our settlement with the European Commission resolving its investigation into our interregional interchange fees and the European Union legislation capping consumer credit and debit interchange fees on payments issued and acquired within the European Economic Area (the “EEA”). For more detail, see “Risk Factors - Other Regulation” in Part I, Item 1A and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Key 2022 Developments

•In 2022, the U.K. Payment Systems Regulator (“PSR”) opened a market review of network constraints in setting network fees and European Union/U.K. cross-border interchange to determine whether the market is functioning in terms of competition, innovation and promoting the interests of end users. The market review will be a multi-year effort during which the PSR may make recommendations for potential changes.

•The U.S. Federal Reserve announced that, effective July 1, 2023, the requirement for issuing customers to enable two unaffiliated networks for routing debit card-present transactions will be extended to debit card-not-present transactions.

•In May 2022, legislation was introduced in the U.S. Senate (but not voted on prior to the end of the previous Congress) that would have extended routing mandates for Mastercard and Visa to credit. The bill stipulated that the top two networks could not be enabled on the same card, leaving room for regional networks to serve as second options. The bill would also have mandated Mastercard provide authentication, tokenization or other security technology to competing networks, whether or not the transaction is switched by Mastercard.

•In December 2022, the U.S. Federal Trade Commission’s Bureau of Competition voted to issue an administrative complaint and accept a consent agreement with Mastercard related to our compliance with the debit routing provisions of the Durbin Amendment. Pursuant to this agreement, we agreed to provide primary account numbers (PANs) so merchants can route tokenized online debit transactions to alternative networks.

Preferential or Protective Government Actions. Some governments have taken action to provide resources, preferential treatment or other protection to selected domestic payments and processing providers, as well as to create their own national providers. For example, governments in some countries mandate switching of domestic payments either entirely in that country or by only domestic companies. In China, we are currently excluded from domestic switching and are seeking market access, which is uncertain and subject to a number of factors, including receiving regulatory approval.  We are in active discussions to explore different solutions. Some jurisdictions are currently considering adopting or have adopted “data localization” requirements, which mandate the collection, processing, and/or storage of data within their borders. This is the case, for instance, in India, China and Saudi Arabia.

MASTERCARD 2022 FORM 10-K 23

PART I
ITEM 1. BUSINESS
Various forms of data localization requirements or data transfer restrictions are also under consideration in other countries and jurisdictions, including the European Union.
Anti-Money Laundering, Counter Financing of Terrorism, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and counter-financing of terrorism (“CFT”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”). We have implemented a comprehensive AML/CFT program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payments network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and the U.S. sanctions programs, including requiring the screening of account holders and merchants, respectively, against OFAC sanctions lists (including the SDN List). Iran and Syria have been identified by the U.S. State Department as terrorist-sponsoring states, and we have no offices, subsidiaries or affiliated entities located in these countries and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
Financial Sector Oversight. We are or may be subject to regulations related to our role in the financial industry and our relationship with our financial institution customers. In addition, we are or may be subject to regulation by a number of agencies charged with oversight of, among other things, consumer protection, cybersecurity, financial and banking matters. The regulators have supervisory and independent examination authority as well as enforcement authority that we may be subject to because of the services we provide to financial institutions that issue and acquire our products.
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
Regulation of Internet, Digital Transactions and High-Risk Merchant Categories. Various jurisdictions have enacted or have proposed regulation related to internet transactions. The legislation applies to payments system participants, including us and our customers, and is implemented through a federal regulation. We may also be impacted by evolving laws surrounding gambling, including fantasy sports, as well as certain legally permissible but high-risk merchant categories, such as adult content, firearms, alcohol and tobacco.
Privacy, Data and Information Security. Aspects of our operations or business are subject to increasingly complex privacy and data protection laws in the United States, the European Union and elsewhere around the world. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. In the European Union, we are subject to the General Data Protection Regulation (the “GDPR”), which requires a comprehensive privacy and data protection program to protect the personal and sensitive data of EEA residents. A number of regulators and policymakers around the globe are using the GDPR as a reference to adopt new or updated privacy and data protection laws. Due to increasing data collection and data flows, numerous data breaches and security incidents as well as the use of emerging technologies such as artificial intelligence, regulations in this area are constantly evolving with regulatory and legislative authorities in numerous parts of the world adopting proposals to regulate data and protect information. In addition, the interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux, thus requiring constant monitoring for compliance.
24 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1. BUSINESS
ESG. Various jurisdictions have adopted or are increasingly considering adopting laws and regulations impacting our reporting on ESG governance, strategy, risk management and metrics and targets. Regulations already adopted or being considered include required corporate reporting and disclosures on specific topics as well as broader ESG matters. Specific topics include climate (such as the U.K. Streamlined Energy and Carbon Reporting, the European Union Corporate Sustainability Reporting Directive, or “EU CSRD”, and the SEC proposed rules related to climate change) and human rights (such as the European Union Corporate Sustainability Due Diligence Directive). Broader ESG matters include other environmental matters, treatment of employees and diversity of workforce (such as the EU CSRD).
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues that could impact us, including evolving laws surrounding buy-now-pay-later, digital currencies, marijuana, prepaid payroll cards, identity theft, account management guidelines, disclosure rules, security and marketing that would impact our customers directly.
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
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available for review, without charge, on the investor relations section of our corporate website as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information contained on our corporate website, including, but not limited to, our Corporate Sustainability Report, our Global Inclusion Report and our U.S. Consolidated EEO-1 Report, is not incorporated by reference into this Report. Our filings are also available electronically from the SEC at www.sec.gov.
Item 1A. Risk factors

RISK HIGHLIGHTS

Legal and Regulatory	Business and Operations

Payments Industry Regulation	Competition and Technology	Brand, Reputational Impact and ESG

Preferential or Protective Government Actions	Information Security and Operational Resilience	Talent and Culture

Privacy, Data and Security	Stakeholder Relationships	Acquisitions

Other Regulation	Global Economic and Political Environment	Settlement and Third-Party Obligations

Litigation
Class A Common Stock and Governance Structure

MASTERCARD 2022 FORM 10-K 25

PART I
ITEM 1A. RISK FACTORS
Legal and Regulatory
Payments Industry Regulation
Global regulatory and legislative activity directly related to the payments industry may have a material adverse impact on our overall business and results of operations.
Jurisdictions increasingly have regulated or established and expanded authority over certain aspects of payments systems such as ours, or have sought to do so. These efforts established, and potentially further expand, obligations or restrictions with respect to the types of products and services that we may offer, the countries in which our integrated products and services may be used, the way we structure and operate our business and the types of consumers and merchants who can obtain or accept our products or services. New regulations and oversight could also relate to our clearing and settlement activities (including policies, procedures and requirements related to risk management, collateral, participant default, timely switching of financial transactions, and capital and financial resource). Several jurisdictions have also inquired about the network fees we charge to our customers (in some cases as part of broader market reviews of retail payments).
Several central banks or similar regulatory bodies around the world have also increased, or are seeking to increase, their formal oversight of the electronic payments industry. In several jurisdictions, we have been designated as a “systemically important payment system”, with other regulators considering similar designations. Parts of our business have also been deemed as a “specified service provider” and considered critical national infrastructure. These obligations, designations and restrictions result in heightened regulatory oversight and scrutiny. They may further expand and could conflict with each other as more jurisdictions impose oversight of payments systems. Moreover, these efforts may influence the approaches of other regulators around the world that are increasingly looking to replicate similar regulation of payments and other industries. Similarly, jurisdictions that regulate a particular product may extend their regulation to similar products (for example, debit regulations could lead to regulation of credit products or network fees). As a result, the risks to our business created by any one new law or regulation are magnified by the potential it has to be replicated in other jurisdictions or involve other products within any particular jurisdiction.
The expansion of our products and services as part of our multi-rail strategy have also created the need for us to obtain new types and increasing numbers of regulatory licenses, resulting in increased supervision and additional compliance burdens distinct from those imposed on our core payment network activities. For example, certain of our subsidiaries maintain money transfer licenses to support certain activities. These licenses typically impose supervisory and examination requirements, as well as capital, safeguarding, risk management and other business obligations.
Increased regulation and oversight of payments systems, as well as increased exposure to regulation resulting from changes to our products and services, have resulted and may continue to result in significant compliance and governance burdens or otherwise increase our costs. As a result, customers could be less willing to participate in our payments system and/or use our other products or services, reduce the benefits offered in connection with the use of our products (making our products less desirable to consumers), reduce the volume of domestic and cross-border transactions or other operational metrics, disintermediate us, impact our profitability and/or limit our ability to innovate or offer differentiated products and services, all of which could materially and adversely impact our financial performance. In addition, any regulation that is enacted related to the type and level of network fees we charge our customers could also materially and adversely impact our results of operations. Regulators could also require us to obtain prior approval for changes to our system rules, procedures or operations, or could require customization with regard to such changes, which could negatively impact us. Such changes could lead to new or different criteria for participation in and access to our payments system by financial institutions or other customers. Moreover, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions, civil damages or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our brand and reputation.
Increased regulatory, legislative and litigation activity with respect to interchange rates could have an adverse impact on our business.
Interchange rates are a significant component of the costs that merchants pay in connection with the acceptance of products associated with our core payment network. Although we do not earn revenues from interchange, interchange rates can impact the volume of transactions we see on our payment products. If interchange rates are too high, merchants may stop accepting our products or route transactions away from our network. If interchange rates are too low, issuers may stop promoting our integrated products and services, eliminate or reduce loyalty rewards programs or other account holder benefits (e.g., free checking or low interest rates on balances), or charge fees to account holders (e.g., annual fees or late payment fees).
Governments and merchant groups in a number of countries have implemented or are seeking interchange rate reductions through legislation, competition law, central bank regulation and litigation. See “Business - Government Regulation” in Part I, Item 1 and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details.
26 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
We have historically implemented policies, referred to as no-surcharge rules, in certain jurisdictions, including the United States and Canada, that prohibit merchants from charging higher prices to consumers who pay using our products instead of other means. Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so). Additionally, we have modified our no-surcharge rules to permit U.S. and Canadian merchants to surcharge credit cards, subject to certain limitations. It is possible that over time merchants in some or all merchant categories in these jurisdictions may choose to surcharge as permitted by the rule change. This could result in consumers viewing our products less favorably and/or using alternative means of payment instead of electronic products, which could result in a decrease in our overall transaction volumes, and which in turn could materially and adversely impact our results of operations.
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
•Geopolitical events (such as Russia’s invasion of Ukraine) and resulting OFAC sanctions, adverse trade policies, enforcement of U.S. laws related to counter financing of terrorism, economic sanctions and anti-corruption, or other types of government actions could lead affected or other jurisdictions to take actions in response that could adversely affect our business. Moreover, given our decision to suspend business operations in Russia, other separate jurisdictions may decide to increase their focus on growing local payment networks and other solutions.
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

MASTERCARD 2022 FORM 10-K 27

PART I
ITEM 1A. RISK FACTORS
Privacy, Data and Security
Regulation of privacy, data, security and the digital economy could increase our costs, as well as negatively impact our growth.
We are subject to increasingly complex regulations related to privacy, data and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop integrated and personalized products and services to meet the needs of a changing marketplace (as well as acquire new companies), we have expanded our information profile through the collection of additional data from additional sources and across multiple channels. This expansion has amplified the impact of these regulations on our business. This regulation requires monitoring of and changes to our data practices in regard to the collection, use, disclosure, storage, transfer and/or protection of personal and sensitive information, as well as increased care in our data management, governance and quality practices. We are also subject to enhanced compliance and operational requirements in the European Union, and policymakers around the globe are or are considering adopting new or updated privacy laws that have resulted or could result in similar or stricter requirements in other jurisdictions. For example, some jurisdictions have implemented or are otherwise considering requirements to collect, process and/or store data within their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications. Other jurisdictions have adopted or are otherwise considering adopting sector-specific regulations for the payments industry, including forced data sharing requirements or additional verification requirements, as well as regulations on artificial intelligence and data governance, that overlap or conflict with, or diverge from, general privacy rules. Failure to comply with these laws, regulations and requirements could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
New requirements or changing interpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and/or restrict our ability to leverage data for innovation. This could impact the products and services we offer and other aspects of our business, such as fraud monitoring, the need for improved data management, governance and quality practices, the development of information-based products and solutions, and technology operations. In addition, these requirements may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our payment products that they issue. Moreover, due to account data compromise events and privacy abuses by other companies, as well as the disclosure of monitoring activities by certain governmental agencies in combination with the use of artificial intelligence and new technologies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation and requirements and/or future enforcement. Those developments have also raised public attention on companies’ data practices and have changed consumer and societal expectations for enhanced privacy and data protection. While we make every effort to comply with all regulatory requirements and we deploy a Privacy by Design and Data by Design approach to all of our product development, the speed and pace of changes in laws (as well as stakeholder interests) may not allow us to meet rapidly evolving regulatory and stakeholder expectations. Any of these developments could materially and adversely affect our overall business and results of operations.
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
We are subject to regulations that affect the payments industry in the many jurisdictions in which our integrated products and services are used. Many of our customers are also subject to regulations applicable to banks and other financial institutions that, at times, consequently affect us. Such regulation has increased significantly in the last several years (as described in “Business - Government Regulation” in Part I, Item 1). Examples include:
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
28 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
•Account-based Payments Systems - In the U.K., aspects of our Vocalink business are subject to the U.K. payment system oversight regime and are directly overseen by the Bank of England.
•Issuer and Acquirer Practices Legislation and Regulation - Certain regulations (such as PSD2 in the EEA) may impact various aspects of our business. For example, PSD2’s strong authentication requirement could increase the number of transactions that consumers abandon if we are unable to secure a frictionless authentication experience under these standards. An increase in the rate of abandoned transactions could adversely impact our volumes or other operational metrics.
Increased regulatory focus on us has resulted and may continue to result in significant compliance and governance burdens or otherwise increase our costs. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, or may otherwise impact the competitiveness of our products. Actions by regulators could influence other organizations around the world to enact or consider adopting similar measures, amplifying any potential compliance burden. Additionally, our compliance with new economic sanctions and related laws with respect to particular jurisdictions or customers could result in a loss of business, which could be significant. Moreover, while our risk-based compliance program obligates issuers and acquirers to comply with their local sanctions programs (among other obligations), the failure of those issuers and acquirers to identify potential non-compliance issues either during or after their customer onboarding processes could ultimately impact our compliance with economic sanctions and related laws. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties. In particular, a violation and subsequent judgment or settlement against us, or those with whom we may be associated, under economic sanctions and AML, CFT, and anti-corruption laws could subject us to substantial monetary penalties, damages, and/or have a significant reputational impact. Each instance may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations, as well as have an impact on our reputation.
We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. Current and potential future changes in existing tax laws, including regulatory guidance, are continuously being considered and have been or may be enacted (such as new guidelines issued by the Organization for Economic Cooperation and Development (OECD) which could impact how multinational enterprises are taxed on their global profits). These changes have or may in the future impact our effective income tax rate and tax payments. Similarly, changes in tax laws and regulations that impact our customers and counterparties, or the economy generally, have and can continue to impact us as well.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Jurisdictions around the globe have also increased tax-related audits, which require time and resources to resolve.
Any changes in enacted tax laws, rules or regulatory or judicial interpretations or guidance; any adverse outcome in connection with tax audits in any jurisdiction; or any changes in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective income tax rate, tax payments, financial condition and results of operations.
Litigation
Liabilities we may incur or limitations on our business related to any litigation or litigation settlements could materially and adversely affect our results of operations.
We are a defendant in a number of civil litigations and regulatory proceedings and investigations, including among others, those alleging violations of competition and antitrust law and those involving intellectual property claims (as described in Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8). In the event we are found liable in any material litigations or proceedings (particularly in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable), we could be subject to significant damages, which could have a material adverse impact on our overall business and results of operations.
Certain limitations have been placed on our business in recent years because of litigation and litigation settlements, such as changes to our no-surcharge rule in the United States and Canada. Any future limitations on our business resulting from the outcomes of any litigation or regulatory proceeding, including any changes to our rules or business practices, could impact our relationships with our customers, including reducing the volume of business that we do with them, which may materially and adversely affect our overall business and results of operations.

MASTERCARD 2022 FORM 10-K 29

PART I
ITEM 1A. RISK FACTORS
Business and Operations
Competition and Technology
Substantial and intense competition worldwide in the global payments industry may materially and adversely affect our overall business and results of operations.
The global payments industry is highly competitive. Our payment programs compete against competitors both within and outside of the global payments industry and compete in all payment categories, including paper-based payments and all forms of electronic payments. We compete against general purpose payments networks, debit and local networks, ACH and real-time account-based payments systems, alternative payments systems and new entrants (focused on online activity across various channels and processing payments using in-house capabilities), government-backed networks and digital currencies. We also face competition from companies that provide alternatives to our value-added services and new adjacent network capabilities (including open banking and digital identity).
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
Certain of our competitors to our core payment network operate three-party payments systems with direct connections to both merchants and consumers and these competitors may derive competitive advantages from their business models. If we continue to attract more regulatory scrutiny than these competitors because we operate a four-party system, or we are regulated because of the system we operate in a way in which our competitors are not, we could lose business to these competitors. See “Business - Competition” in Part I, Item 1.
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
Our ability to compete may also be affected by regulatory and legislative initiatives, as well as the outcomes of litigation, competition-related regulatory proceedings and central bank activity and legislative activity. Moreover, the suspension of our business operations in Russia may provide the opportunity for competitors to grow their business and increase their market share and relative competitive position in other jurisdictions.
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
•Industry participants continue to invest in and develop alternative capabilities, such as account-to-account payments, which could facilitate P2M transactions that compete with both our core payments network and our additional payment capabilities.
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
•Although we partner with fintechs and technology companies (such as digital players and mobile providers) that leverage our technology, platforms and networks to deliver their products, they could develop platforms or networks that disintermediate us from digital payments and impact our ability to compete in the digital economy. These companies may also develop products or
30 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
services that compete with our customers within the payments ecosystem and, as a result, could diminish demand for our products and services. When we do partner with fintechs and technology companies, we face a heightened risk when we share data as part of those relationships. While we share this data in a controlled manner subject to applicable anonymization and privacy and data standards, sharing this data without proper oversight could provide partners with a competitive advantage.
•Competitors, customers, fintechs, technology companies, governments and other industry participants may develop products that compete with or replace value-added products and services we currently provide to support our switched transaction and payments offerings. These products could either replace, or force us to change our pricing or practices, for these offerings. In addition, governments that develop or encourage the creation of national or international payments platforms may promote their platforms in such a way that could put us at a competitive disadvantage in those markets, or require us to compete differently.
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
In order to increase transaction volumes, enter new markets and expand our products and services, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. We continue to experience pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to switch additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our overall business and results of operations. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives.
In the future, we may not be able to enter into agreements with our customers if they require terms that we are unable or unwilling to offer, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger with greater financial resources and accordingly may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit, and we may not be successful in doing so, particularly in the current regulatory environment. Our customers also may implement cost reduction initiatives that reduce or eliminate payment product marketing or increase requests for greater incentives or greater cost stability. These factors could have a material adverse impact on our overall business and results of operations.
Additionally, we face pricing pressure related to real-time account-based payment schemes and cross-border payments. These pressures include the increased use of domestic real-time account-based payment schemes offering increasingly lower or subsidized pricing for P2M transactions as well as continued downward pressure on pricing for cross-border payments resulting from competition from real-time account-based payment schemes and from initiatives to lower the cost of cross-border payments to end users (such as the G20 Roadmap for Enhancing Cross-border Payments). These factors could have a material adverse impact on our overall business and results of operations.
Rapid and significant technological developments and changes could negatively impact our overall business and results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, which can impact our business in several ways:
•Technological changes, including continuing developments of technologies in the areas of smart cards and devices, contactless and mobile payments, e-commerce, cryptocurrency and blockchain technology, machine learning and AI, could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. Moreover, these changes could result in new and innovative payment methods and products that could place us at a competitive disadvantage and that could reduce the use of our products.
•We rely in part on third parties (including some of our competitors and potential competitors) for the development of and access to new technologies. The inability of these companies to keep pace with technological developments, or the acquisition of these companies by competitors, could negatively impact our offerings.

MASTERCARD 2022 FORM 10-K 31

PART I
ITEM 1A. RISK FACTORS
•Our ability to develop and adopt new services and technologies may be inhibited by industry-wide solutions and standards (such as those related to EMV, tokenization or other safety and security technologies), and by resistance from customers or merchants to such changes.
•Our ability to develop evolving systems and products may be inhibited by any difficulty we may experience in attracting and retaining employees with technology expertise.
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
•Our ability to develop new technologies and reflect technological changes in our payments offerings requires resources, which has resulted in and may further result in additional expenses.
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
•Regulatory or government requirements have and could continue to require us to host and deliver certain products and services on-soil in certain markets, requiring us to alter our technology and delivery model, potentially resulting in additional expenses.
•Various central banks are experimenting with digital currencies called Central Bank Digital Currencies (CBDCs). CBDCs may be launched with their own networks to transfer money between participants. Policy and design considerations that governments adopt could impact the extent of our role in facilitating CBDC-based payment transactions, potentially impacting the transactions that we may process over our network.
We cannot predict the effect of future technological changes on our business, and our future success will depend, in part, on our ability to anticipate, develop or adapt to technological changes and evolving industry standards. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could lead to a decline in the use of our products, which could have a material adverse impact on our overall business and results of operations.
Operating a real-time account-based payments network presents risks that could materially affect our business.
U.K. regulators have designated Vocalink, our real-time account-based payments network platform, to be a “specified service provider” and regulators in other countries may in the future expand their regulatory oversight of real-time account-based payments systems in similar ways. In addition, any prolonged service outage on this network could result in quickly escalating impacts, including potential intervention by the Bank of England and significant reputational risk to Vocalink and us. For a discussion of the regulatory risks related to our real-time account-based payments platform and oversight by regulators, see our risk factor in “Risk Factors - Payments Industry Regulation” in this Part I, Item 1A. Furthermore, the complexity of this payment technology requires careful management to address security vulnerabilities that are different from those faced on our core payment network. Operational difficulties, such as the temporary unavailability of our services or products, or security breaches on our real-time account-based payments network could cause a loss of business for these products and services, result in potential liability for us and adversely affect our reputation.
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
32 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Our failure to effectively design and deliver these multi-rail solutions and integrated products and services could make our other offerings less desirable to these customers, or put us at a competitive disadvantage. In addition, if there is a delay in the implementation of our products or services (which could include compliance obligations, such as AML and CFT, and licensing requirements for our products and services that operate under regulatory licenses), if our products or services do not perform as anticipated, or we are unable to otherwise adequately anticipate risks related to new types of customers, we could face additional regulatory scrutiny, fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as negatively impact our brand and reputation.
Information Security and Operational Resilience
Information security incidents or account data compromise events could disrupt our business, damage our reputation, increase our costs and cause losses.
Information security risks for payments and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code (including ransomware), phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information and identity theft. These types of threats have risen significantly due to a significant portion of our workforce working in a remote or hybrid environment.
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information and technology in our computer systems and networks, as well as the systems of our third-party providers. Our customers and other parties in the payments value chain, as well as account holders, rely on our digital technologies, computer systems, software and networks to conduct their operations. In addition, to access our integrated products and services, our customers and account holders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We, like other financial technology organizations, routinely are subject to cyber-threats and our technologies, systems and networks, as well as the systems of our third-party providers, have been subject to attempted cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. In response to U.S. and European sanctions against Russia earlier this year, we saw increased information security threats from state sponsored actors. Other geopolitical events and resulting government activity could also lead to information security threats and attacks by affected or sympathizing jurisdictions or other actors, which could put our information and assets at risk, as well as result in network disruption.
To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems (including third-party provider systems) or devices that our customers use to access our integrated products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such attacks or breaches could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added services), as well as the operations of our customers or other third parties.  In addition, they could lead to damage to our reputation with our customers, other stakeholders and the broader payments ecosystem, additional costs to us (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. These consequences could be further pronounced in jurisdictions in which we are deemed critical national infrastructure. If such attacks are not detected immediately, their effect could be compounded.
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

MASTERCARD 2022 FORM 10-K 33

PART I
ITEM 1A. RISK FACTORS
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
Service disruptions that cause us to be unable to process transactions or service our customers could reduce our operational resilience and materially affect our overall business and results of operations.
Our transaction switching systems and other offerings have experienced in limited instances and may continue to experience interruptions as a result of technology malfunctions, fire, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events (including those related to climate change). Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities and/or systems. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain an enterprise resiliency program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks, because of the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
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
34 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
Merchants are important constituents in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to continue to expand the acceptance of our integrated products and services. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope and influence that we believe are having a significant impact on all participants in the global payments industry, including Mastercard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that Mastercard has been defending, including the U.S. merchant litigations. Some merchants are increasingly asking regulators to review and potentially regulate our own network fees, in addition to interchange. See our risk factor in “Risk Factors – Other Regulation” in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
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

MASTERCARD 2022 FORM 10-K 35

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
Adverse economic trends. Adverse economic trends in key countries in which we operate may adversely affect our financial performance. Such impact may include, but is not limited to, the following:
•Customers mitigating their economic exposure by limiting the issuance of new Mastercard products and requesting greater incentive or greater cost stability from us
•Consumers and businesses lowering spending, which could impact domestic and cross-border spend
•Government intervention (including the effect of laws, regulations and/or government investments on or in our financial institution customers), as well as uncertainty due to changing political regimes in executive, legislative and/or judicial branches of government, that may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products
•Tightening of credit availability that could impact the ability of participating financial institutions to lend to us under the terms of our credit facility
Cross-border transactions. We switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity has, and may continue to be, adversely affected by world geopolitical, economic, health, weather and other conditions. These include COVID-19, as well as the threat of terrorism and separate outbreaks of flu, viruses and other diseases (any of which could result in future epidemics or pandemics), as well as major environmental and extreme weather events, including those related to climate change. The impact of and uncertainty that could result from any of these events or factors could ultimately decrease cross-border activity. Additionally, any regulation of interregional interchange fees could also negatively impact our cross-border activity (for example, the targets announced by the G20 Financial Stability Board related to cross-border payments). In each case, decreased cross-border activity could decrease the revenue we receive.
Russia’s invasion of Ukraine. In response to the Russian invasion of Ukraine, the United States, the European Union and other governments imposed sanctions and other restrictive measures on certain Russian-related entities and individuals and we suspended our business operations in Russia. We have experienced loss of revenue in this fast-growing market as a result of both the implementation of sanctions and the suspension of our business operations, as well as related impacts in Ukraine and throughout the region. Future developments (including the expansion or extension of the war, future sanctions and/or actions taken by others globally, and other macroeconomic factors) could result in further negative impacts on our business and financial results. As customers, merchants and other business partners are impacted by the invasion, it can further negatively affect the environment in which we operate. Moreover, our compliance with sanctions and our decision to suspend business operations has led, and could further lead, to other legal ramifications and operational challenges, including fines, the nationalization of our subsidiary and any resulting impacts, and/or lawsuits.
36 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Standards. Our operations as a global payments network rely in part on global interoperable standards to help facilitate safe and simple payments. To the extent geopolitical events result in jurisdictions no longer participating in the creation or adoption of these standards, or the creation of competing standards, the products and services we offer could be negatively impacted.
Any of these developments could have a material adverse impact on our overall business and results of operations.
The global COVID-19 pandemic and measures taken in response have adversely impacted our business, results of operations and financial condition, and may continue to do so depending on future developments, which are uncertain.
While conditions related to the global COVID-19 pandemic generally improved in 2022, the pandemic continues to have negative effects on the global economy and has affected business activity, in particular, in areas such as travel and supply chains. These impacts have continued to adversely impact consumers, our customers, suppliers and business partners, as well as our workforce. Governments, businesses and consumers continue to react to changing conditions, including the emergence of variants of the virus, the severity of infections on a regional basis and the global administration of vaccines and boosters. Such reactions have included tightening or loosening safety measures and border restrictions or voluntarily making personal safety decisions, as applicable, based on the current environment of their location.
The COVID-19 pandemic has adversely impacted our business, results of operations and financial condition. There are no comparable recent events which may provide guidance as to the future effects of a global pandemic such as COVID-19, and, as a result, the ultimate impact of this pandemic or a similar health epidemic in the future is uncertain and subject to change. The full extent to which the COVID-19 pandemic, and measures taken in response, further impacts our business, results of operations and financial condition will depend on future developments, which are uncertain, including, but not limited to, the duration of the pandemic and its impact on the global economy, including the extent to which we can continue to progress toward and maintain more consistent economic and operating conditions. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business and our results of operations as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Adverse currency fluctuations and foreign exchange controls could negatively impact our results of operations.
During 2022, approximately 67% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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
Brand, Reputational Impact and ESG
Negative brand perception may materially and adversely affect our overall business.
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry:
•Our business may be affected by actions taken by our customers, merchants or other organizations that impact the perception of our brands or the payments industry in general. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers or other companies and organizations that use our products and services (including certain legally permissible but high- risk merchant categories, such as adult content, firearms, alcohol and tobacco) may also, by association, impair our reputation, or result in greater public, regulatory or legislative scrutiny, as well as potential litigation. We may also face similar scrutiny to the extent that we are unable to detect and/or prevent illegal activities using our payment products or otherwise occurring over our network.
•We have been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands by disseminating rapidly and globally actual or perceived damaging information about us, our products or merchants or other end users who utilize our products.

MASTERCARD 2022 FORM 10-K 37

PART I
ITEM 1A. RISK FACTORS
•We are headquartered in the United States. As such, a negative perception of the United States could impact the perception of our company, which could adversely affect our business.
Any of the above issues could have a material and adverse effect on our overall business.
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
ESG matters and related stakeholder reaction may impact our reputation, expose us to legal requirements and liability and/or have other business impacts, which could adversely affect our overall business and/or results of operations.
Our brand and reputation are associated with our public commitments to various ESG initiatives, including our goals relating to climate (e.g., our commitment to achieve net-zero emissions by 2040), financial inclusion, and diversity, equity and inclusion. Consumers, investors, employees and other stakeholders are increasingly focused on ESG practices, and to the extent any of our ESG disclosures, public statements and metrics are subsequently viewed as inaccurate, or we are unable to execute on our sustainability initiatives, we may be viewed negatively by stakeholders concerned about these matters. These stakeholders may also have a negative view of us to the extent we have been or in the future are perceived to have not responded appropriately to growing concerns with respect to ESG matters or take or do not take positions that are unpopular with them.
In addition, various jurisdictions are increasingly adopting or considering laws and regulations that have or would impact us pertaining to ESG governance, strategy, risk management and metrics/targets. Regulations already adopted or being considered include required corporate reporting and disclosures on specific topics (such as climate and human rights) as well as broader matters (such as other environmental matters, treatment of employees and diversity of workforce). These requirements would likely result in increased compliance costs for our business and supply chain, which may increase our operating costs.
Moreover, as governments, investors and other stakeholders face pressure to address climate change and other ESG matters, these stakeholders may express new expectations and focus investments in ways that could cause significant shifts in commerce and consumption behaviors. The impact of and uncertainty that could result from such shifts could ultimately impact our business.
Any of the above issues could have a material or adverse impact to our overall business and/or results of operations.
Talent and Culture
We may not be able to attract and retain a highly qualified and diverse workforce, or maintain our corporate culture, which could harm our overall business and results of operations.
Our performance largely depends on the talents and efforts of our employees (including our people leaders), as well as the environment we create for them to enable them to perform their jobs effectively. The market for specialized skill-sets is highly competitive, particularly in technology and other areas that are important to the growth of our business. Our inability to meet candidate demands has led in recent years, and may continue to lead, to an increase in declined offers. In addition, high inflation has impacted both cost structure and employee demand for wage growth, which may lead to talent attrition. Moreover, changes in and enforcement of immigration and work permit laws and visa regulations have made it difficult for employees to work in, or transfer among, jurisdictions where we operate, potentially impairing our ability to attract and retain talent.
In the wake of the global COVID-19 pandemic and the influence of work flexibility on candidate decisions, we have adapted our policies and practices to allow for flexible team-driven work arrangements (including both remote and hybrid). This approach may impact the nature of relationships among our workforce, which in turn could have a negative impact on the quality of our corporate culture and our ability to innovate. To the extent the arrangements we provide do not meet candidate or employee expectations for flexibility, this could also impact our ability to attract and retain talent.
38 MASTERCARD 2022 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent could leave us vulnerable to not anticipating or identifying emerging customer or market opportunities. We also rely on our people leaders to display integrity and decency. To the extent our leaders behave in a manner that is not consistent with our values, we could experience significant impact to our brand and reputation, as well as to our corporate culture.
Any one or more of the above could harm our overall business and results of operations.
Acquisitions
Our efforts to enter into acquisitions, strategic investments or entry into new businesses could be impacted or prevented by regulatory scrutiny and could otherwise result in issues that could disrupt our business and harm our results of operations or reputation.
We continue to evaluate our strategic acquisitions of complementary businesses, products or technologies, as well as acquiring interests in related joint ventures or other entities. As we do so, we face increasing regulatory scrutiny with respect to antitrust, national security and other considerations that could impact these efforts. We also face competition for acquisition targets due to the nature of the market for technology companies. As a result, we could be prevented from successfully completing such acquisitions in the future. If we are not successful in these efforts, we could lose strategic opportunities that are dependent, in part, on inorganic growth.
To the extent we do make these acquisitions, we may not be able to successfully partner with or integrate them, despite original intentions and focused efforts. In addition, such an integration may divert management’s time and resources from our core business and disrupt our operations. Moreover, we may spend time and money on acquisitions or projects that do not meet our expectations or increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. Furthermore, we may inherit litigation risk which may increase our post-acquisition costs of operations and impact our ability to successfully finance that business.
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
We have significant contractual indemnification obligations with certain customers. Should an event occur that triggers these obligations, such an event could materially and adversely affect our overall business and results of operations.
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

MASTERCARD 2022 FORM 10-K 39

PART I
ITEM 1A. RISK FACTORS
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
As of February 8, 2023, Mastercard Foundation owned 101,253,283 shares of Class A common stock, representing approximately 10.7% of our general voting power. Currently, Mastercard Foundation may not sell or otherwise transfer its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted and have occurred. Based on that timing, Mastercard Foundation would be permitted to sell all of its remaining shares beginning May 1, 2027, subject to certain conditions. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because Mastercard Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Item 1B. Unresolved staff comments
Not applicable.
Item 2. Properties
We own our corporate headquarters, located in Purchase, New York, and our principal technology and operations center, located in O’Fallon, Missouri. As of December 31, 2022, Mastercard and its subsidiaries owned or leased commercial properties throughout the U.S. and other countries around the world, consisting of corporate and regional offices, as well as our operations centers.
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
Item 4. Mine safety disclosures
Not applicable.
40 MASTERCARD 2022 FORM 10-K

PART I
EXECUTIVE OFFICERS
Information about our executive officers
(as of February 14, 2023)

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Ajay Bhalla President, Cyber and Intelligence Solutions since November 2018	57
President, Enterprise Security Solutions (2014-2018)
President, Digital Gateway Services (2011-2013)
President, South Asia and Southeast Asia (2008-2011)
Various senior leadership positions, including President, Southeast Asia; Country Manager, Singapore and Head of Marketing, Southeast Asia; Vice President
			Various leadership positions at HSBC and Xerox Corporation
Michael Froman Vice Chairman and President, Strategic Growth since April 2018	60	Mr. Froman joined the Company in 2018 in his current role
U.S. Trade Representative in the Executive Office of President Obama (2013-2017)
Assistant to the President and Deputy National Security Advisor for International Economic Policy (2009-2013)
Various senior leadership positions at Citigroup, including CEO, CitiInsurance and COO of Citigroup’s alternative investments business

Linda Kirkpatrick President, North America since January 2021	46
President, U.S. Issuers (2020)
Executive Vice President, Merchants and Acceptance (2016-2020)
Senior Vice President, Core Merchants (2013-2016)
Senior Vice President, Franchise Development (2011-2013)
Vice President, U.S. Region (2008-2011)
Vice President, Investor Relations

Hai Ling Co-President International Markets since January 2022	52	Co-President, Asia Pacific (2015-2021) President, Enterprise Development (2014-2015) President, Greater China (2010-2014)	Various roles at Booz Allen Hamilton and Bank of America
Raghu Malhotra Co-President International Markets since January 2022	53	President, Middle East and Africa (2016-2021) Division President, Middle East and North Africa (2012-2015) Various leadership roles (2000-2005)	Various roles at Citicorp, American Express and ANZ Grindlays Bank (1992-2000)
Edward McLaughlin President and Chief Technology Officer, Mastercard Technology since May 2017	57
Chief Information Officer (2016-2017)
Chief Emerging Payments Officer (2010-2015)
Various senior leadership roles, including Chief Franchise Development Officer and Senior Vice President, Bill Payment and Healthcare
			Group Vice President, Product and Strategy, Metavante Corporation Co-Founder and CEO, Paytrust, Inc.

MASTERCARD 2022 FORM 10-K 41

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Sachin Mehra Chief Financial Officer since April 2019	52
Chief Financial Operations Officer (2018-2019)
Executive Vice President, Commercial Products (2015-2018)
Executive Vice President and Business Financial Officer, North America (2013-2015)
Corporate Treasurer (2010-2013)
			Various senior positions at Hess Corporation, including Vice President and Treasurer Various senior treasury and finance positions, General Motors Corporation and GMAC
Michael Miebach President and Chief Executive Officer since January 2021	55	President (2020) Chief Product Officer (2016-2020) President, Middle East and Africa (2010-2015)	Managing Director, Middle East and North Africa and Managing Director, Sub-Saharan Africa, Barclays Bank PLC Various executive positions at Citigroup in Germany, Austria, U.K. and Turkey
Tim Murphy Chief Administrative Officer since April 2021	55
General Counsel (2014-2021)
Chief Product Officer (2009-2014)
Various senior leadership roles, including President, U.S. Region; Executive Vice President, Customer Business Planning and Analysis; and Senior Vice President and Associate General Counsel
			Associate, Cleary, Gottlieb, Steen and Hamilton, New York and London
Raja Rajamannar Chief Marketing and Communications Officer and President, Healthcare since January 2016	61	Chief Marketing Officer (2013-2015)
Executive Vice President-Senior Business and Chief Transformation Officer, Anthem (formerly, WellPoint, Inc.) (2012- 2013)
Senior Vice President and Chief Innovation and Marketing Officer, Humana Inc. (2009-2012)
Various management positions at Citigroup, including Executive Vice President and Chief Marketing Officer-Citi Global Cards

Raj Seshadri President, Data and Services since January 2020	57	President, U.S. Issuers (2016-2019)
Managing Director, Head of iShares U.S. Wealth Advisory business, BlackRock (2014-2016)
Managing Director, Global Marketing Officer of iShares, BlackRock, Inc. (2012-2014)
Various leadership positions at Citigroup, U.S. Trust Company and McKinsey & Company, Inc.

Craig Vosburg Chief Product Officer since January 2021	55
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
42 MASTERCARD 2022 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF EQUITY SECURITIES
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. At February 8, 2023, we had 71 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.
There is currently no established public trading market for our Class B common stock. There were approximately 233 holders of record of our non-voting Class B common stock as of February 8, 2023, constituting approximately 0.8% of our total outstanding equity.
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of Mastercard’s Class A common stock, the S&P 500 and the S&P 500 Financials for the five-year period ended December 31, 2022. The graph assumes a $100 investment in our Class A common stock and both of the indices and the reinvestment of dividends. Mastercard’s Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
Comparison of cumulative five-year total return

$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Mastercard
S&P 500
S&P 500 Financials

Total returns to stockholders for each of the years presented were as follows:

	Base period	Indexed Returns
		For the Years Ended December 31,
Company/Index	2017	2018	2019	2020	2021	2022
Mastercard	$100.00	$125.32	$199.46	$239.70	$242.47	$236.03
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Financials	100.00	86.97	114.91	112.96	152.54	136.48
Dividend Declaration and Policy
On December 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.57 per share paid on February 9, 2023 to holders of record on January 9, 2023 of our Class A common stock and Class B common stock. On February 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on May 9, 2023 to holders of record on April 7, 2023 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
During the fourth quarter of 2022, we repurchased 7.4 million shares for $2.4 billion at an average price of $328.26 per share of Class A common stock. See Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,170,087	$297.01	2,170,087	$4,943,927,887
November 1 – 30	2,444,959	$333.87	2,444,959	$4,127,621,138
December 1 – 31	2,740,325	$348.01	2,740,325	$12,173,961,341
Total	7,355,371	$328.26	7,355,371
1Dollar value of shares that may yet be purchased under the share repurchase programs is as of the end of the period.
2In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively.
Item 6. [Reserved]

MASTERCARD 2022 FORM 10-K 44

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International”) (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. For discussion related to the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. During 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management will prospectively view its categories of net revenue. Prior period amounts have been reclassified to conform to the 2022 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income.
Business Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments instead of cash and checks and making those payment transactions safe, simple, smart, and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. We operate a multi-rail payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary core global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer integrated payment products and services and capture new payment flows. Our value-added services include, among others, cyber and intelligence solutions to allow all parties to transact easily and with confidence, as well as other services that provide proprietary insights, drawing on our principled use of secure consumer and merchant data. Our investments in new networks, such as open banking solutions and digital identity capabilities, support and strengthen our payments and services solutions. Our franchise model sets the standards and ground-rules for our core global payments network that balance value and risk across all stakeholders and allows for interoperability among them. Our payment solutions are designed to ensure safety and security for the global payments ecosystem.
Mastercard is not a financial institution. We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
Russia and Ukraine
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
These actions have impacted our full year 2022 performance. As a point of reference, for the year ended December 31, 2021, approximately 4% of our net revenues were derived from business conducted within, into and out of Russia. Additional financial implications directly related to these actions include, but are not limited to, incremental employee-related costs, reserves on uncollectible balances with certain customers and impacts to net revenue, primarily related to rebates and incentives as a result of revised estimates of customer performance through the date of the suspension of our business operations.
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

45 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Year ended December 31,			2022 Increase/ (Decrease)	2021 Increase/ (Decrease)
	2022	2021	2020
	($ in millions, except per share data)
Net revenue	$22,237	$18,884	$15,301	18%	23%
Operating expenses	$9,973	$8,802	$7,220	13%	22%
Operating income	$12,264	$10,082	$8,081	22%	25%
Operating margin	55.2%	53.4%	52.8%	1.8 ppt	0.6 ppt
Income tax expense	$1,802	$1,620	$1,349	11%	20%
Effective income tax rate	15.4%	15.7%	17.4%	(0.4) ppt	(1.7) ppt
Net income	$9,930	$8,687	$6,411	14%	35%
Diluted earnings per share	$10.22	$8.76	$6.37	17%	38%
Diluted weighted-average shares outstanding	971	992	1,006	(2)%	(1)%
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Year ended December 31,			2022 Increase/(Decrease)		2021 Increase/(Decrease)
	2022	2021	2020	As adjusted	Currency-neutral	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$22,200	$18,884	$15,301	18%	23%	23%	22%
Adjusted operating expenses	$9,549	$8,627	$7,147	11%	14%	21%	19%
Adjusted operating margin	57.0%	54.3%	53.3%	2.7 ppt	3.4 ppt	1.0 ppt	1.2 ppt
Adjusted effective income tax rate	15.7%	15.4%	17.2%	0.3 ppt	0.5 ppt	(1.8) ppt	(1.8) ppt
Adjusted net income	$10,342	$8,333	$6,463	24%	32%	29%	28%
Adjusted diluted earnings per share	$10.65	$8.40	$6.43	27%	34%	31%	30%
Note: Tables may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD 2022 FORM 10-K 46

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for 2022 as compared to 2021 were as follows:

Net revenue	Adjusted net revenue
GAAP	Non-GAAP (currency-neutral)
Adjusted net revenue increased 23% on a currency-neutral basis. The increase was attributable to our payment network and our value-added services and solutions, which increased 26% and 18%, on a currency-neutral basis, respectively.

up 18%	up 23%

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)
Adjusted operating expenses increased 14% on a currency-neutral basis, which includes 4 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs, travel and meeting costs, and unfavorable foreign exchange activity.

up 13%	up 14%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP (currency-neutral)
The adjusted effective income tax rate of 15.7% was higher than prior year due to the recognition of U.S. tax benefits in 2021 (the majority of which were discrete), a discrete tax benefit in 2021 related to the remeasurement of our net deferred tax asset in the U.K. and a discrete tax expense related to an unfavorable court ruling in 2022, all of which were partially offset by a discrete tax benefit in the first quarter of 2022 due to final U.S. tax regulations published in the current year.

15.4%	15.7%

Other 2022 financial highlights were as follows:
•We generated net cash flows from operations of $11.2 billion.
•We completed the acquisition of a business for total consideration of $0.3 billion.
•We repurchased 25.7 million shares of our common stock for $8.8 billion and paid dividends of $1.9 billion.
•We completed a euro-denominated debt offering for an aggregate principal amount of $0.8 billion and entered into an Indian rupee-denominated term loan for $0.3 billion.
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
Gains and Losses on Equity Investments
•During 2022, 2021 and 2020, we recorded net losses of $145 million ($126 million after tax, or $0.13 per diluted share), net gains of $645 million ($497 million after tax, or $0.50 per diluted share) and net gains of $30 million ($15 million after tax, or $0.01 per diluted share), respectively. These net gains and losses were primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities. In addition, in 2021, net gains also included realized gains on sales of marketable equity securities.

47 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•During 2022, we recorded pre-tax charges of $356 million ($263 million after tax, or $0.27 per diluted share) related to litigation provisions which included pre-tax charges of:
◦$223 million as a result of settlements (both final and agreements in principle) with a number of U.K. merchants, and
◦$133 million as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
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
Russia-related impacts
•During 2022, we recorded a net charge of $30 million ($24 million after tax, or $0.02 per diluted share), directly related to imposed sanctions and the suspension of our business operations in Russia. The net charge is comprised of general and administrative expenses of $67 million, primarily related to incremental employee-related costs and reserves on uncollectible balances with certain sanctioned customers. These charges are offset by net benefits of $37 million in net revenue, primarily related to a reduction in rebates and incentives liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
Indirect tax matter
•During 2021, we recorded a charge of $88 million ($69 million after tax, or $0.07 per diluted share) to resolve a foreign indirect tax matter for 2015 through 2021 and the related interest expense. The charge is comprised of general and administrative expenses of $82 million and other income (expense) of $6 million.
See Note 7 (Investments) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and “Key Developments” above for further discussion related to certain of our non-GAAP financial measures. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments (“Currency impact”) has been excluded from our currency-neutral growth rates and has been identified in our “Drivers of Change” tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Revenue and Operating Expenses” for our “Drivers of Change” tables.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of

MASTERCARD 2022 FORM 10-K 48

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Year ended December 31, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$22,237	$9,973	55.2%	$(532)	15.4%	$9,930	$10.22
(Gains) losses on equity investments	**	**	**	145	—%	126	0.13
Litigation provisions	**	(356)	1.6%	**	0.3%	263	0.27
Russia-related impacts	(37)	(67)	0.2%	**	—%	24	0.02
Adjusted - Non-GAAP	$22,200	$9,549	57.0%	$(387)	15.7%	$10,342	$10.65

	Year ended December 31, 2021
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$18,884	$8,802	53.4%	$225	15.7%	$8,687	$8.76
(Gains) losses on equity investments	**	**	**	(645)	(0.5)%	(497)	(0.50)
Litigation provisions	**	(94)	0.5%	**	0.1%	74	0.07
Indirect tax matter	**	(82)	0.4%	6	0.1%	69	0.07
Adjusted - Non-GAAP	$18,884	$8,627	54.3%	$(413)	15.4%	$8,333	$8.40

	Year ended December 31, 2020
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$15,301	$7,220	52.8%	$(321)	17.4%	$6,411	6.37
(Gains) losses on equity investments	**	**	**	(30)	(0.1)%	(15)	(0.01)
Litigation provisions	**	(73)	0.5%	**	(0.1)%	67	0.07
Adjusted - Non-GAAP	$15,301	$7,147	53.3%	$(351)	17.2%	$6,463	$6.43
Note: Tables may not sum due to rounding.
** Not applicable

49 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Year Ended December 31, 2022 as compared to the Year Ended December 31, 2021
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin			Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	18%	13%	1.8	ppt	(0.4)	ppt	14%	17%
(Gains) losses on equity investments	**	**	**			0.5 ppt	8%	9%
Litigation provisions	**	(3)%	1.1	ppt		0.3 ppt	2%	2%
Russia-related impacts	—	(1)%	0.2 ppt			— ppt	—%	—%
Indirect tax matter	**	1%	(0.4) ppt			(0.1) ppt	(1)%	(1)%
Adjusted - Non-GAAP	18%	11%	2.7	ppt		0.3 ppt	24%	27%
Currency impact [1]	5%	3%	0.8	ppt		0.2 ppt	8%	8%
Adjusted - Non-GAAP - currency-neutral	23%	14%	3.4	ppt		0.5 ppt	32%	34%

	Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020
	Increase/(Decrease)
	Net revenue	Operating expenses		Operating margin		Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	23%	22%	0.6	ppt	(1.7)	ppt	35%	38%
(Gains) losses on equity investments	**	**		**		(0.4) ppt	(7)%	(8)%
Litigation provisions	**	—%		— ppt		0.1 ppt	—%	—%
Indirect tax matter	**	(1)%		0.4 ppt		0.1 ppt	1%	1%
Adjusted - Non-GAAP	23%	21%		1.0 ppt		(1.8) ppt	29%	31%
Currency impact [1]	(1)%	(2)%		0.2 ppt		— ppt	(1)%	(1)%
Adjusted - Non-GAAP - currency-neutral	22%	19%		1.2 ppt		(1.8) ppt	28%	30%
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
Key Drivers
Gross Dollar Volume (“GDV”)1 measures dollar volume of activity, including both domestic and cross-border volume, on cards carrying our brands during the period, on a local currency basis and U.S. dollar-converted basis. GDV represents purchase volume plus cash volume; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements and includes the impact of balance transfers and convenience checks obtained with Mastercard-branded cards for the relevant period. Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which our volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter.  We report period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change.

MASTERCARD 2022 FORM 10-K 50

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cross-border Volume Growth2 measures the growth of cross-border dollar volume during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.
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
The following tables provide a summary of the growth trends in our key drivers.

	For the Years Ended December 31,
	2022		2021
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	6%	12%	22%	21%
United States	10%	10%	23%	23%
Worldwide less United States	4%	13%	22%	20%

Cross-border volume growth [1]	33%	45%	35%	32%

Mastercard-branded GDV growth adjusted for Russia [1,2]	10%	18%	22%	20%
Worldwide less United States GDV growth adjusted for Russia [1,2]	10%	22%	22%	19%

Cross-border volume growth adjusted for Russia [1,2]	37%	50%	35%	31%

	For the Years Ended December 31,
	Increase/(Decrease)
	2022	2021
Switched transactions growth	12%	25%

Switched transactions growth adjusted for Russia [2]	21%	24%
1    Excludes volume generated by Maestro and Cirrus cards.
2    Starting in the first quarter of 2022, as a result of imposed sanctions and the suspension of our business operations in Russia, we have provided adjusted growth rates for our key drivers excluding activity from Russian issued cards from the current and prior periods.
Key Metrics related to the Payment Network
Assessments represent agreed upon standard pricing provided to our customers based on various forms of payment-related activity. Assessments are used internally by management to monitor operating performance as it allows for comparability and provides visibility into cardholder trends. Assessments do not represent our net revenue.
The following provides additional information on our key metrics related to the payment network:
•Domestic assessments are charges based on activity related to cards that carry the Company’s brands where the merchant country and the country of issuance are the same. These assessments are primarily driven by the domestic dollar volume of activity (e.g., domestic purchase volume, domestic cash volume) or the number of cards issued.
•Cross-border assessments are charges based on activity related to cards that carry the Company’s brands where the merchant country and the country of issuance are different. These assessments are primarily driven by the cross-border dollar volume of activity (e.g., cross-border purchase volume, cross-border cash volume).

51 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Transaction processing assessments are charges primarily driven by the number of switched transactions on our payment network. Switching activities include:
◦Authorization, the process by which a transaction is routed to the issuer for approval
◦Clearing, the determination and exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction
◦Settlement, which facilitates the determination and exchange of funds between parties
These assessments can also include connectivity services and network access which are based on the volume of data transmitted and the number of authorization and settlement messages.
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network.

	Year ended December 31,			2022		2021
	2022	2021	2020	Increase/(Decrease)	Currency-neutral Increase/(Decrease)	Increase/(Decrease)	Currency-neutral Increase/(Decrease)
	($ in millions)
Domestic assessments	$8,794	$8,064	$6,598	9%	12%	22%	22%
Cross-border assessments	6,597	4,646	3,498	42%	53%	33%	30%
Transaction processing assessments	10,646	9,041	7,137	18%	23%	27%	26%
Other network assessments	766	668	659	15%	14%	1%	4%
Foreign Currency
Currency Impact
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2022, GDV on a U.S. dollar-converted basis increased 5.9%, while GDV on a local currency basis increased 12.3% versus 2021. In 2021, GDV on a U.S. dollar-converted basis increased 22.0%, while GDV on a local currency basis increased 20.6% versus 2020. Further, the impact from transactional currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items is different than the functional currency of the entity.
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

MASTERCARD 2022 FORM 10-K 52

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
Financial Results
Net Revenue
The components of net revenue were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2022	2021	2020	2022	2021
	($ in millions)
Payment network	$14,358	$11,943	$9,897	20%	21%
Value-added services and solutions	7,879	6,941	5,404	14%	28%
Net revenue	$22,237	$18,884	$15,301	18%	23%
2022
For the year ended December 31, 2022, net revenue increased 18% versus the comparable period in 2021. Adjusted net revenue increased 18%, or 23% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and our value-added services and solutions and included 1 percentage point of growth from acquisitions. Net revenue includes $13,084 million of rebates and incentives provided to our customers, an increase of 19%, or 23% on a currency-neutral basis, in 2022 versus 2021.
Net revenue from our payment network increased 20%, or 26% on a currency-neutral basis, in 2022 versus 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network includes $12,445 million of rebates and incentives provided to customers, which increased 19%, or 23% on a currency-neutral basis, in 2022 versus 2021, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 14%, or 18% on a currency-neutral basis, in 2022 versus 2021, which includes a 4 percentage point increase from acquisitions. The remaining increase was primarily driven by our cyber and intelligence and data and services solutions.
2021
For the year ended December 31, 2021, net revenue increased 23%, or 22% on a currency neutral basis, versus the comparable period in 2020. The increase in net revenue was attributable to both our payment network and our value-added services and solutions and included 2 percentage points of growth from acquisitions. Net revenue includes $10,961 million of rebates and incentives provided to our customers, an increase of 32%, or 31% on a currency-neutral basis, in 2021 versus 2020.

53 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our payment network increased 21%, or 20% on a currency-neutral basis, in 2021 versus 2020. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network include $10,476 million of rebates and incentives provided to customers, which increased 31%, or 30% on a currency-neutral basis, in 2021 versus 2020, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 28%, or 27% on a currency-neutral basis, in 2021 versus 2020, which includes a 6 percentage point increase from acquisitions. The remaining increase was primarily driven by our cyber and intelligence and data and services solutions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for a further discussion of how we recognize revenue.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	For the Years Ended December 31,
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2022		2021		2022	2021	2022	2021	2022	2021	2022	2021
Payment network	26%	1	20%	1	—%	—%	(6)%	1%	—%	—%	20%	21%
Value-added services and solutions	15%	2	21%	2	4%	6%	(4)%	1%	**	—%	14%	28%
Net revenue	22%		20%		1%	2%	(5)%	1%	—%	—%	18%	23%
Note: Table may not sum due to rounding
1Includes impacts from our key drivers and metrics, offset by rebates and incentives.
2    Includes impacts from cyber and intelligence, data and services, processing and gateway, ACH batch and real-time account-based domestic and cross-border payments and solutions, opening banking and digital identity, offset by rebates and incentives.
3    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.
4    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
No individual country, other than the United States, generated more than 10% of net revenue in any such period. A significant portion of our net revenue is concentrated among our five largest customers. In 2022, the net revenue from these customers was approximately $4.7 billion, or 21%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue.
Operating Expenses
Operating expenses increased 13% in 2022 versus the prior year. Adjusted operating expenses increased 11%, or 14% on a currency-neutral basis, versus the prior year, which includes a 4 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs, travel and meeting costs and unfavorable foreign exchange activity.
The components of operating expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2022	2021	2020	2022	2021
	($ in millions)
General and administrative	$8,078	$7,087	$5,910	14%	20%
Advertising and marketing	789	895	657	(12)%	36%
Depreciation and amortization	750	726	580	3%	25%
Provision for litigation	356	94	73	**	**
Total operating expenses	9,973	8,802	7,220	13%	22%
Special Items [1]	(423)	(176)	(73)	**	**
Adjusted operating expenses (excluding Special Items 1)	$9,549	$8,627	$7,147	11%	21%
Note: Table may not sum due to rounding.
** Not meaningful
1See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD 2022 FORM 10-K 54

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the drivers of changes in operating expenses:

	For the Years Ended December 31,
	Operational		Acquisitions		Currency Impact [1]		Special Items [2]		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
General and administrative	13%	11%	4%	6%	(3)%	2%	—%	1%	14%	20%
Advertising and marketing	(9)%	35%	1%	1%	(4)%	1%	**	**	(12)%	36%
Depreciation and amortization	(1)%	3%	8%	20%	(4)%	2%	**	**	3%	25%
Provision for litigation	**	**	**	**	**	**	**	**	**	**
Total operating expenses	10%	12%	4%	7%	(3)%	2%	3%	1%	13%	22%
Note: Table may not sum due to rounding.
** Not meaningful
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
General and administrative expenses increased 14%, or 17% on a currency-neutral basis, in 2022 versus the prior year. Current year results include growth of 4 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new networks, increased travel and meeting costs and balance sheet remeasurement losses due to unfavorable foreign exchange activity.
The components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2022	2021	2020	2022	2021
	($ in millions)
Personnel [1]	$5,263	$4,489	$3,787	17%	19%
Professional fees	480	433	384	11%	13%
Data processing and telecommunications	926	898	756	3%	19%
Foreign exchange activity [2]	102	51	9	**	**
Other [1,3]	1,307	1,216	974	7%	25%
Total general and administrative expenses	$8,078	$7,087	$5,910	14%	20%
Note: Table may not sum due to rounding.
** Not meaningful
1For the year ended December 31, 2022, total general and administrative expenses includes a Special Item for Russia-related impacts of $67 million, of which $35 million is included within Personnel and $32 million is included within Other. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8 for further discussion.
3    Includes a Special Item related to a foreign indirect tax matter of $82 million for the year ended December 31, 2021. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Advertising and Marketing
Advertising and marketing expenses decreased 12%, or 8% on a currency-neutral basis, in 2022 versus the prior year, primarily due to lower spending on marketing campaigns.
Depreciation and Amortization
Depreciation and amortization expenses increased 3%, or 7% on a currency-neutral basis, in 2022 versus the prior year, due to the amortization of acquired intangible assets from acquisitions.

55 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Litigation
In 2022, 2021 and 2020, we recorded $356 million, $94 million and $73 million, respectively, related to various legal proceedings. See “Non-GAAP Financial Information” in this section and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
Other income (expense) was unfavorable $757 million in 2022 versus the prior year, primarily due to net losses in the current year versus net gains in the prior year related to unrealized fair market value adjustments on marketable and nonmarketable equity securities and realized gains on sales of marketable equity securities in 2021. Adjusted other income (expense) was favorable $26 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2022 debt issuances.
The components of other income (expense) were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2022	2021	2020	2022	2021
	($ in millions)
Investment income	$61	$11	$24	**	(52)%
Gains (losses) on equity investments, net	(145)	645	30	**	**
Interest expense	(471)	(431)	(380)	9%	13%
Other income (expense), net	23	—	5	**	**
Total other income (expense)	(532)	225	(321)	**	**
(Gains) losses on equity investments [1]	145	(645)	(30)	**	**
Special Items [1]	—	6	—	**	**
Adjusted total other income (expense) [1]	$(387)	$(413)	$(351)	(6)%	18%
Note: Table may not sum due to rounding.
** Not meaningful
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the years ended December 31, 2022 and 2021 were 15.4% and 15.7%, respectively. The adjusted effective income tax rates for the years ended December 31, 2022 and 2021 were 15.7% and 15.4%, respectively. The effective income tax rate was lower in 2022 primarily due to a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year. These regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit Mastercard’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense. Additionally, a more favorable geographic mix of earnings in 2022 contributed to the lower effective tax rate. The lower effective income tax rate was partially offset by:
•the recognition of U.S. tax benefits in 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
•a discrete tax benefit in 2021 related to the remeasurement of the our net deferred tax asset in the U.K. due to an enacted tax rate change in 2021
•a discrete tax expense related to an unfavorable court ruling in 2022
The adjusted effective income tax rate was higher in 2022 primarily due to:
•the recognition of U.S. tax benefits in 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
•a discrete tax benefit in 2021 related to the remeasurement of the our net deferred tax asset in the U.K. due to an enacted tax rate change in 2021
•a discrete tax expense related to an unfavorable court ruling in 2022

MASTERCARD 2022 FORM 10-K 56

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the above impacts were partially offset by a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year. These regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The regulations limit Mastercard’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense.
See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
In August 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”). The IRA includes a corporate alternative minimum tax of 15% on the adjusted financial statement income of corporations for years beginning after December 31, 2022, and an excise tax of 1% on the fair market value of annual net stock repurchases made after December 31, 2022. We continue to analyze the impacts of the IRA, however, it is not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2022	2021
	(in billions)
Cash, cash equivalents and investments [1]	$7.4	$7.9
Unused line of credit	8.0	6.0
1Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.2 billion and $2.5 billion at December 31, 2022 and 2021, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$11,195	$9,463	$7,224
Net cash used in investing activities	(1,470)	(5,272)	(1,879)
Net cash used in financing activities	(10,328)	(6,555)	(2,152)
Net cash provided by operating activities increased $1.7 billion in 2022 versus the prior year, primarily due to higher net income adjusted for non-cash items and timing of settlement with customers.
Net cash used in investing activities decreased $3.8 billion in 2022 versus the prior year, primarily due to lower business acquisition activity in the current year.

57 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in financing activities increased $3.8 billion in 2022 versus the prior year, primarily due to higher repurchases of our Class A common stock in the current year.
Debt and Credit Availability
In February 2022, we issued €750 million ($800 million as of December 31, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). In July 2022, we entered into an unsecured INR22.7 billion ($275 million as of December 31, 2022) term loan due July 2023 (the “INR Term Loan”). During 2022, €700 million ($724 million as of the maturity date) of principal related to the 2015 Euro Notes matured and was paid. Our total debt outstanding was $14.0 billion at December 31, 2022, with the earliest maturity of INR22.7 billion ($275 million as of December 31, 2022) of principal occurring in July 2023.
As of December 31, 2022, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $6 billion in outstanding notes, with maturities up to 397 days from the date of issuance. On January 27, 2023, we increased our Commercial Paper Program from $6 billion to $8 billion. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) which now expires in November 2027.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2022.
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
The following table summarizes the annual, per share dividends paid in the years reflected:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Cash dividend, per share	$1.96	$1.76	$1.60
Cash dividends paid	$1,903	$1,741	$1,605
On December 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.57 per share paid on February 9, 2023 to holders of record on January 9, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $545 million.
On February 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on May 9, 2023 to holders of record on April 7, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $543 million.

MASTERCARD 2022 FORM 10-K 58

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2022, November 2021 and December 2020, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion, $8.0 billion and $6.0 billion, respectively. The program approved in 2022 will become effective after completion of the share repurchase program approved in 2021. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through December 31, 2022:

(in millions, except per share data)
Remaining authorization at December 31, 2021	$11,927
Dollar-value of shares repurchased in 2022	$8,753
Remaining authorization at December 31, 2022	$12,174
Shares repurchased in 2022	25.7
Average price paid per share in 2022	$340.60
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
Revenue Recognition - Rebates and Incentives
We enter into business agreements with certain customers that provide for rebates and incentives when customers meet certain volume thresholds or other incentives tied to customer performance. We consider various factors in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer. Rebates and incentives are recorded within net revenue based on these estimates primarily when volume- and transaction- based revenues are recognized over the contractual term. Differences between actual results and our estimates are adjusted in the period the customer reports actual performance. If our customers’ actual performance is not consistent with our estimates of their performance, net revenue may be materially different.
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

59 MASTERCARD 2022 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
or to the extent we are unable to realize a deferred tax asset, we would adjust the valuation allowance in the period in which such a determination is made, with a corresponding increase or decrease to earnings.
We record tax liabilities for uncertain tax positions taken, or expected to be taken, which may not be sustained or may only be partially sustained, upon examination by the relevant taxing authorities. We consider all relevant facts and current authorities in the tax law in assessing whether any benefit resulting from an uncertain tax position is more likely than not to be sustained and, if so, how current law impacts the amount reflected within these financial statements. If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained, this would generally increase earnings in the period. In certain situations, we will have offsetting tax credits or taxes in other jurisdictions.
Deferred taxes are established on the estimated foreign exchange gains or losses for foreign earnings that are not considered permanently reinvested, which will be recognized through cumulative translation adjustments as incurred. Ultimately, the working capital requirements of foreign affiliates will determine the amount of cash to be remitted from respective jurisdictions.
Business Combinations
We account for our business combinations using the acquisition method of accounting. The acquisition purchase price, including contingent consideration, if any, is allocated to the underlying identified, tangible and intangible assets, liabilities assumed and any non-controlling interest in the acquiree, based on their respective estimated fair values on the acquisition date. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. The amounts and useful lives assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. We use various valuation techniques to determine fair value, primarily discounted cash flows analysis, relief-from-royalty and multi-period excess earnings for estimating the value of intangible assets. These valuation techniques include comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. Determining the fair value of assets acquired, liabilities assumed, any non-controlling interest in the acquiree and the expected useful lives, requires management’s judgment. The significance of management’s estimates and assumptions is relative to the size of the acquisition. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $94 million and $70 million on our foreign exchange derivative contracts outstanding at December 31, 2022 and 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. The effect of a hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at December 31, 2022 and 2021, respectively.

MASTERCARD 2022 FORM 10-K 60

PART II
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $203 million and $165 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2022 and 2021, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at December 31, 2022 and 2021.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $36 million and $49 million on our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at December 31, 2022 and 2021, respectively, before considering the offsetting effect of the underlying hedged activity.

61 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. Financial statements and supplementary data
Mastercard Incorporated

MASTERCARD 2022 FORM 10-K 62

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s report on internal control over financial reporting
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

63 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mastercard Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Mastercard Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

MASTERCARD 2022 FORM 10-K 64

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
Revenue Recognition - Rebates and Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company provides certain customers with rebates and incentives which are a portion of total net revenue of $22.2 billion for the year ended December 31, 2022. The Company has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term. Variable rebates and incentives are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements. As disclosed by management, various factors are considered in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2023
We have served as the Company’s auditor since 1989.

65 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Operations
	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Net Revenue	$22,237	$18,884	$15,301
Operating Expenses:
General and administrative	8,078	7,087	5,910
Advertising and marketing	789	895	657
Depreciation and amortization	750	726	580
Provision for litigation	356	94	73
Total operating expenses	9,973	8,802	7,220
Operating income	12,264	10,082	8,081
Other Income (Expense):
Investment income	61	11	24
Gains (losses) on equity investments, net	(145)	645	30
Interest expense	(471)	(431)	(380)
Other income (expense), net	23	—	5
Total other income (expense)	(532)	225	(321)
Income before income taxes	11,732	10,307	7,760
Income tax expense	1,802	1,620	1,349
Net Income	$9,930	$8,687	$6,411

Basic Earnings per Share	$10.26	$8.79	$6.40
Basic weighted-average shares outstanding	968	988	1,002
Diluted Earnings per Share	$10.22	$8.76	$6.37
Diluted weighted-average shares outstanding	971	992	1,006

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2022 FORM 10-K 66

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Comprehensive Income
	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$9,930	$8,687	$6,411
Other comprehensive income (loss):
Foreign currency translation adjustments	(712)	(442)	345
Income tax effect	37	55	(59)
Foreign currency translation adjustments, net of income tax effect	(675)	(387)	286

Translation adjustments on net investment hedges	353	269	(177)
Income tax effect	(78)	(60)	40
Translation adjustments on net investment hedges, net of income tax effect	275	209	(137)

Cash flow hedges	1	6	(189)
Income tax effect	—	(1)	42
Reclassification adjustment for cash flow hedges	(10)	5	4
Income tax effect	2	(1)	(1)
Cash flow hedges, net of income tax effect	(7)	9	(144)

Defined benefit pension and other postretirement plans	(45)	57	(12)
Income tax effect	14	(14)	2
Reclassification adjustment for defined benefit pension and other postretirement plans	(1)	(2)	(1)
Income tax effect	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(32)	41	(11)

Investment securities available-for-sale	(6)	(1)	(1)
Income tax effect	1	—	—
Investment securities available-for-sale, net of income tax effect	(5)	(1)	(1)

Other comprehensive income (loss), net of income tax effect	(444)	(129)	(7)
Comprehensive Income	$9,486	$8,558	$6,404

The accompanying notes are an integral part of these consolidated financial statements.

67 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheet
	December 31,
	2022	2021
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,008	$7,421
Restricted cash for litigation settlement	589	586
Investments	400	473
Accounts receivable	3,425	3,006
Settlement assets	1,270	1,319
Restricted security deposits held for customers	1,568	1,873
Prepaid expenses and other current assets	2,346	2,271
Total current assets	16,606	16,949
Property, equipment and right-of-use assets, net	2,006	1,907
Deferred income taxes	1,151	486
Goodwill	7,522	7,662
Other intangible assets, net	3,859	3,671
Other assets	7,580	6,994
Total Assets	$38,724	$37,669

Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$926	$738
Settlement obligations	1,111	913
Restricted security deposits held for customers	1,568	1,873
Accrued litigation	1,094	840
Accrued expenses	7,801	6,642
Short-term debt	274	792
Other current liabilities	1,397	1,364
Total current liabilities	14,171	13,162
Long-term debt	13,749	13,109
Deferred income taxes	393	395
Other liabilities	4,034	3,591
Total Liabilities	32,347	30,257

Commitments and Contingencies

Redeemable Non-controlling Interests	21	29

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,399 and 1,397 shares issued and 948 and 972 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 8 shares issued and outstanding	—	—
Additional paid-in-capital	5,298	5,061
Class A treasury stock, at cost, 451 and 425 shares, respectively	(51,354)	(42,588)
Retained earnings	53,607	45,648
Accumulated other comprehensive income (loss)	(1,253)	(809)
Mastercard Incorporated Stockholders' Equity	6,298	7,312
Non-controlling interests	58	71
Total Equity	6,356	7,383

Total Liabilities, Redeemable Non-controlling Interests and Equity	$38,724	$37,669

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2022 FORM 10-K 68

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2019	$—	$—	$4,787	$(32,205)	$33,984	$(673)	$5,893	$24	$5,917
Net income	—	—	—	—	6,411	—	6,411	—	6,411
Activity related to non-controlling interests	—	—	—	—	—	—	—	73	73
Redeemable non-controlling interest adjustments	—	—	—	—	(7)	—	(7)	—	(7)
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Dividends	—	—	—	—	(1,641)	—	(1,641)	—	(1,641)
Purchases of treasury stock	—	—	—	(4,459)	—	—	(4,459)	—	(4,459)
Share-based payments	—	—	195	6	—	—	201	—	201
Balance at December 31, 2020	—	—	4,982	(36,658)	38,747	(680)	6,391	97	6,488
Net income	—	—	—	—	8,687	—	8,687	—	8,687
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Acquisition of non-controlling interest	—	—	(122)	—	—	—	(122)	(17)	(139)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(129)	(129)	—	(129)
Dividends	—	—	—	—	(1,781)	—	(1,781)	—	(1,781)
Purchases of treasury stock	—	—	—	(5,934)	—	—	(5,934)	—	(5,934)
Share-based payments	—	—	201	4	—	—	205	—	205
Balance at December 31, 2021	—	—	5,061	(42,588)	45,648	(809)	7,312	71	7,383

69 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Equity (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2021	—	—	5,061	(42,588)	45,648	(809)	7,312	71	7,383
Net income	—	—	—	—	9,930	—	9,930	—	9,930
Activity related to non-controlling interests	—	—	—	—	—	—	—	(13)	(13)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)		(3)
Other comprehensive income (loss)	—	—	—	—	—	(444)	(444)	—	(444)
Dividends	—	—	—	—	(1,968)	—	(1,968)	—	(1,968)
Purchases of treasury stock	—	—	—	(8,773)	—	—	(8,773)	—	(8,773)
Share-based payments	—	—	237	7	—	—	244	—	244
Balance at December 31, 2022	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD 2022 FORM 10-K 70

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Operating Activities
Net income	$9,930	$8,687	$6,411
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,586	1,371	1,072
Depreciation and amortization	750	726	580
(Gains) losses on equity investments, net	145	(645)	(30)
Share-based compensation	295	273	254
Deferred income taxes	(651)	(69)	73
Other	44	36	14
Changes in operating assets and liabilities:
Accounts receivable	(481)	(397)	(86)
Income taxes receivable	12	(87)	(2)
Settlement assets	48	390	1,288
Prepaid expenses	(2,175)	(2,087)	(1,552)
Accrued litigation and legal settlements	240	(1)	(73)
Restricted security deposits held for customers	(305)	177	326
Accounts payable	190	100	26
Settlement obligations	201	(568)	(1,242)
Accrued expenses	1,188	1,355	(114)
Long-term taxes payable	(121)	(52)	(37)
Net change in other assets and liabilities	299	254	316
Net cash provided by operating activities	11,195	9,463	7,224
Investing Activities
Purchases of investment securities available-for-sale	(267)	(389)	(220)
Purchases of investments held-to-maturity	(239)	(294)	(198)
Proceeds from sales of investment securities available-for-sale	54	83	361
Proceeds from maturities of investment securities available-for-sale	211	291	140
Proceeds from maturities of investments held-to-maturity	265	296	121
Purchases of property and equipment	(442)	(407)	(339)
Capitalized software	(655)	(407)	(369)
Purchases of equity investments	(88)	(228)	(214)
Proceeds from sales of equity investments	7	186	—
Acquisition of businesses, net of cash acquired	(313)	(4,436)	(989)
Settlement of interest rate derivative contracts	—	—	(175)
Other investing activities	(3)	33	3
Net cash used in investing activities	(1,470)	(5,272)	(1,879)
Financing Activities
Purchases of treasury stock	(8,753)	(5,904)	(4,473)
Dividends paid	(1,903)	(1,741)	(1,605)
Proceeds from debt, net	1,123	2,024	3,959
Payment of debt	(724)	(650)	—
Acquisition of redeemable non-controlling interests	(4)	—	(49)
Acquisition of non-controlling interest	—	(133)	—
Contingent consideration paid	—	(64)	—
Tax withholdings related to share-based payments	(141)	(133)	(150)
Cash proceeds from exercise of stock options	90	61	97
Other financing activities	(16)	(15)	69
Net cash used in financing activities	(10,328)	(6,555)	(2,152)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(103)	(153)	257
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(706)	(2,517)	3,450
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,902	12,419	8,969
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,196	$9,902	$12,419

The accompanying notes are an integral part of these consolidated financial statements.

71 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to consolidated financial statements
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry. Mastercard connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic forms of payment instead of cash and checks and making those payment transactions safe, simple, smart and accessible. The Company makes payments easier and more efficient by providing a wide range of payment solutions and services through its family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. The Company operates a multi-rail payments network that provides choice and flexibility for consumers, merchants and Mastercard customers. Through its unique and proprietary core global payments network, the Company switches (authorizes, clears and settles) payment transactions. The Company has additional payment capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, the Company offers integrated payment products and services and captures new payment flows. The Company’s value-added services include, among others, cyber and intelligence solutions to allow all parties to transact easily and with confidence, as well as other services that provide proprietary insights, drawing on Mastercard’s principled use of secure consumer and merchant data. The Company’s investments in new networks, such as open banking solutions and digital identity capabilities, support and strengthen our payments and services solutions. The Company’s franchise model sets the standards and ground-rules for our core global payments network that balance value and risk across all stakeholders and allows for interoperability among them. The Company’s payment solutions are designed to ensure safety and security for the global payments ecosystem.
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
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2022 and 2021, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. During 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management will prospectively view its categories of net revenue. Prior period amounts have been reclassified to conform to the 2022 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2022, 2021 and 2020, net losses attributable to non-controlling interests were not material and, as a result, amounts are included on the consolidated statement of operations within other income (expense).
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2022 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.

MASTERCARD 2022 FORM 10-K 72

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue recognition - Revenue is recognized to depict the transfer of promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services.
Revenue from the Company’s payment network is primarily generated by charging fees to customers (issuers, acquirers and other market participants) for providing switching and other network-related services, as well as by charging fees to customers based primarily on the gross dollar volume of activity (GDV, which includes both domestic and cross-border volume) on the cards that carry the Company’s brands. Revenue is recognized in the period in which the related transactions and volume occur. Certain volume-based revenue is determined from information reported by customers.
Revenue from the Company’s value-added services and solutions is generated through either fixed or transaction-based fees. These services and solutions can be integrated and sold with the Company’s payment network services or can be sold on a stand-alone basis. Revenue from the Company’s value-added services and solutions is recognized in the period in which the related services and solutions are performed or transactions occur. For services provided to customers where delivery involves the use of a third-party, the Company recognizes revenue on a gross basis if it acts as the principal, controlling the service to the customer, or on a net basis if it acts as the agent, arranging for the service to be provided.
Mastercard has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Fixed incentives typically represent payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term. Variable rebates and incentives are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements.
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
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue primarily relates to certain value-added services and solutions. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheet.
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
Goodwill and other intangible assets - Indefinite-lived intangible assets consist of goodwill and customer relationships. Goodwill represents the synergies expected to arise after the acquisition date and the assembled workforce. Finite-lived intangible assets consist of capitalized software costs, customer relationships and other intangible assets. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, which range from one to twenty years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project, as well as technology acquired in business combinations.
The valuation methods for goodwill and other intangible assets acquired in business combinations involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses various valuation techniques to determine the fair value of its intangible assets, primarily discounted cash flows analysis, relief-from-royalty and multi-period excess earnings. As the assumptions employed to measure these assets are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy (as defined in Fair value subsection below).
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

73 MASTERCARD 2022 FORM 10-K

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
Settlement and other risk management - Mastercard’s rules guarantee the settlement of many of the transactions between its customers. Settlement exposure is the outstanding settlement risk to customers under Mastercard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. For those transactions the Company guarantees, the guarantee will cover the full amount of the settlement obligation to the extent the settlement obligation is not otherwise satisfied. Settlement is generally completed on a same-day basis, however, in some circumstances, funds may not settle until subsequent business days creating a short-term settlement exposure.
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

MASTERCARD 2022 FORM 10-K 74

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
guarantees, are not recorded on the consolidated balance sheet. The Company also holds cash deposits and certificates of deposit from certain customers as collateral for settlement of their transactions, which are recorded as assets on the consolidated balance sheet. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet. The amount of these security deposits and the duration held are determined by the risk profile of the individual customer and the Company’s risk management practices.
•Other restricted cash balances - The Company has other restricted cash balances which include contractually restricted deposits, as well as cash balances that are restricted based on the Company’s intention with regard to usage. These funds are classified on the consolidated balance sheet within prepaid expenses and other current assets and other assets.
Fair value - The Company measures certain financial assets and liabilities at fair value on a recurring basis by estimating the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company also measures certain financial and non-financial assets and liabilities at fair value on a nonrecurring basis, when a change in fair value or impairment is evidenced. The Company classifies these recurring and nonrecurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”).
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, marketable securities, derivative instruments and deferred compensation. The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis include nonmarketable securities, debt and other financial instruments. The Company’s non-financial assets measured at fair value on a nonrecurring basis include property, equipment and right-of-use assets, goodwill and other intangible assets and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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
•Available-for-sale debt securities:
◦Investments in debt securities that are available to meet the Company’s current operational needs are classified as current assets and the securities that are not available for current operational needs are classified as noncurrent assets on the consolidated balance sheet.
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

75 MASTERCARD 2022 FORM 10-K

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
•Marketable equity securities - Marketable equity securities are strategic investments in publicly traded companies and are measured at fair value using quoted prices in their respective active markets with changes recorded through gains (losses) on equity investments, net on the consolidated statement of operations. Marketable equity securities that are expected to be held as part of the Company’s long-term investment strategy are classified in other assets on the consolidated balance sheet.
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

MASTERCARD 2022 FORM 10-K 76

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

77 MASTERCARD 2022 FORM 10-K

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
Foreign currency remeasurement and translation - Monetary assets and liabilities in a currency other than the functional currency are remeasured using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Revenue and expense accounts are remeasured at the weighted-average exchange rate for the period. Resulting exchange gains and losses related to remeasurement are included in general and administrative expenses on the consolidated statement of operations.
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

MASTERCARD 2022 FORM 10-K 78

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
Note 2. Acquisitions
In 2022, 2021 and 2020, the Company acquired several businesses for total consideration of $0.3 billion, $4.7 billion and $1.1 billion, respectively, representing both cash and contingent consideration. These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations and contingent consideration. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and a majority of the goodwill is not expected to be deductible for local tax purposes.
On April 1, 2022, Mastercard acquired a 100% equity interest in Dynamic Yield LTD (“Dynamic Yield”) for cash consideration of $325 million. The Company’s preliminary estimate of net assets acquired has been recorded primarily as intangible assets, including goodwill of $200 million that is primarily attributable to the synergies expected to arise after the acquisition date. None of the goodwill is expected to be deductible for local tax purposes.
On March 5, 2021, Mastercard acquired a majority of the Corporate Services business of Nets Denmark A/S (“Nets”) for €3.0 billion (approximately $3.6 billion as of the date of acquisition) in cash consideration based on a €2.85 billion enterprise value, adjusted for cash and net working capital at closing. The business acquired is primarily comprised of clearing and instant payment services and e-billing solutions. In relation to this acquisition, the net assets acquired primarily relate to intangible assets, including goodwill of $2.1 billion, of which $0.8 billion is expected to be deductible for local tax purposes. The goodwill arising from this acquisition is primarily attributable to the synergies expected to arise through geographic, product and customer expansion, the underlying technology and workforce acquired.
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
Among the businesses acquired in 2020, the largest acquisition relates to Finicity Corporation (“Finicity”), an open-banking provider, headquartered in Salt Lake City, Utah. On November 18, 2020, Mastercard acquired 100% equity interest in Finicity for cash consideration of $809 million. In addition, the Finicity sellers earned additional contingent consideration of $64 million upon meeting 2021 revenue targets in accordance with terms of the purchase agreement. The additional businesses acquired in 2020 were not considered individually material to Mastercard.

79 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is evaluating and finalizing the purchase accounting for Dynamic Yield. In 2022, the Company finalized the purchase accounting for businesses acquired during 2021. The estimated and final fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below for the years ended December 31.

	2022	2021	2020
	(in millions)
Assets:
Cash and cash equivalents	$11	$253	$6
Other current assets	7	41	14
Other intangible assets	125	2,071	237
Goodwill	200	2,842	844
Other assets	9	15	11
Total assets	352	5,222	1,112

Liabilities:
Other current liabilities	15	112	15
Deferred income taxes	3	398	23
Other liabilities	9	12	8
Total liabilities	27	522	46

Net assets acquired	$325	$4,700	$1,066
The following table summarizes the identified intangible assets acquired during the years ended December 31:

	2022	2021	2020	2022	2021	2020
	Acquisition Date Fair Value			Weighted-Average Useful Life
	(in millions)			(in years)
Developed technologies	$100	$433	$122	7.8	11.7	6.3
Customer relationships	25	1,614	114	17.0	19.2	12.0
Other	—	24	1	—	7.1	1.0
Other intangible assets	$125	$2,071	$237	9.6	17.5	9.0
Proforma information related to these acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
Note 3. Revenue
Mastercard is a payments network service provider that generates revenue from a wide range of payment solutions provided to customers. Revenue from contracts with customers is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services (i.e., fees charged to customers). The Company disaggregates its net revenue from contracts with customers into two categories: (i) payment network and (ii) value-added services and solutions. The Company’s net revenue categories, payment network and value-added services and solutions, are recognized net of rebates and incentives provided to customers. Rebates and incentives can be either fixed or variable and are attributed to the category of revenue to which they pertain.
Payment network
Mastercard’s payment network involves four participants in addition to the Company: account holders (a person or entity who holds a card or uses another device enabled for payment), issuers (the account holders’ financial institutions), merchants and acquirers (the merchants’ financial institutions). Revenue from the Company’s payment network is primarily generated by charging fees to customers (issuers, acquirers and other market participants) for providing switching and other network-related services, as well as by charging fees to customers based primarily on the gross dollar volume of activity (GDV, which includes both domestic and cross-border volume) on the cards that carry the Company’s brands. As a payments network service provider, the Company provides its

MASTERCARD 2022 FORM 10-K 80

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers with continuous access to its global payments network and stands ready to provide transaction processing over the contractual term. Consideration is variable and is recognized as revenue in the period in which volumes and transactions occur.
Value-added services and solutions
The Company generates revenues from value-added services and solutions through either fixed or transaction-based fees. These services and solutions can be integrated and sold with the Company’s payment network services or can be sold on a stand-alone basis. These services and solutions primarily include cyber and intelligence, data and services, processing and gateway, ACH batch and real-time account-based payments and solutions, open banking and digital identity. Revenue from these value-added services and solutions is recognized in the period in which the related services and solutions are performed or transactions occur.
The Company’s disaggregated net revenue by category and geographic region were as follows for the years ended December 31:

	2022	2021	2020
	(in millions)
Revenue by category:
Payment network	$14,358	$11,943	$9,897
Value-added services and solutions	7,879	6,941	5,404
Net revenue	$22,237	$18,884	$15,301

Net revenue by geographic region:
North American Markets	$7,809	$6,667	$5,473
International Markets	14,428	12,217	9,828
Net revenue	$22,237	$18,884	$15,301

The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers at December 31:

	2022	2021
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,213	$2,829
Contract assets
Prepaid expenses and other current assets	118	134
Other assets	442	487
Deferred revenue [1]
Other current liabilities	434	482
Other liabilities	248	180

1    Revenue recognized from performance obligations satisfied in 2022 was $1.6 billion.

The Company’s remaining performance periods for its contracts with customers for its payments network services are typically long-term in nature (generally up to 10 years). As a payments network service provider, the Company provides its customers with continuous access to its global payments network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable as the Company generates volume- and transaction-based revenues from charging fees on its customers’ current period activity. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payments network services. The Company also earns revenue from value-added services and solutions. At December 31, 2022, the estimated aggregate consideration allocated to unsatisfied performance obligations for these value-added services and solutions is $1.4 billion, which is expected to be recognized through 2027. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including modifications and terminations and are not expected to be material to any future annual period.

81 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2022	2021	2020
	(in millions, except per share data)
Numerator
Net income	$9,930	$8,687	$6,411
Denominator
Basic weighted-average shares outstanding	968	988	1,002
Dilutive stock options and stock units	3	4	4
Diluted weighted-average shares outstanding [1]	971	992	1,006
Earnings per Share
Basic	$10.26	$8.79	$6.40
Diluted	$10.22	$8.76	$6.37
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
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows for the years ended December 31:

	2022	2021
	(in millions)
Cash and cash equivalents	$7,008	$7,421
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	589	586
Restricted security deposits held for customers	1,568	1,873
Prepaid expenses and other current assets	31	22
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,196	$9,902
Note 6. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2022	2021	2020
	(in millions)
Cash paid for income taxes, net of refunds	$2,506	$1,820	$1,349
Cash paid for interest	414	399	311
Cash paid for legal settlements	114	98	149
Non-cash investing and financing activities
Dividends declared but not yet paid	545	479	439
Accrued property, equipment and right-of-use assets	118	15	154
Fair value of assets acquired, net of cash acquired	341	4,969	1,106
Fair value of liabilities assumed related to acquisitions	27	522	46
MASTERCARD 2022 FORM 10-K 82

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
Investments
Investments on the consolidated balance sheet consisted of the following at December 31:

	2022	2021
	(in millions)
Available-for-sale securities [1]	$272	$314
Held-to-maturity securities [2]	128	159
Total investments	$400	$473
1See Available-for-Sale Securities section below for further detail.
2The cost of these securities approximates fair value.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values at December 31 were as follows:

	2022				2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$—	$—	$—	$—	$2	$—	$—	$2
Government and agency securities	91	—	(2)	89	98	—	—	98
Corporate securities	187	—	(4)	183	214	—	—	214
Total	$278	$—	$(6)	$272	$314	$—	$—	$314
The Company’s corporate and municipal available-for-sale investment securities held at December 31, 2022 and 2021, primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Municipal securities are comprised of state tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at December 31, 2022 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$158	$157
Due after 1 year through 5 years	120	115
Total	$278	$272
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for 2022, 2021 and 2020 were not material.

83 MASTERCARD 2022 FORM 10-K

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2021	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at December 31, 2022
	(in millions)
Marketable securities	$627	$—	$—	$(213)	$(15)	$399
Nonmarketable securities	1,207	88	(7)	68	(25)	1,331
Total equity investments	$1,834	$88	$(7)	$(145)	$(40)	$1,730
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities at December 31:

	2022	2021
	(in millions)
Measurement alternative	$1,087	$952
Equity method	244	255
Total Nonmarketable securities	$1,331	$1,207
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through December 31:

2022
(in millions)
Initial cost basis	$503
Cumulative adjustments [1]:
Upward adjustments	620
Downward adjustments (including impairment)	(36)
Carrying amount, end of period	$1,087
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the years ended December 31:

	2022	2021	2020
	(in millions)
Measurement alternative investments:
Upward adjustments	$114	$468	$21
Downward adjustments (including impairment)	$(23)	$(2)	$(3)
Marketable securities:
Unrealized gains (losses), net	$(213)	$8	$(5)
Note 8. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or nonrecurring in nature.

MASTERCARD 2022 FORM 10-K 84

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	December 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Municipal securities	$—	$—	$—	$—	$—	$2	$—	$2
Government and agency securities	35	54	—	89	35	63	—	98
Corporate securities	—	183	—	183	—	214	—	214
Derivative instruments [2]:
Foreign exchange contracts	—	108	—	108	—	8	—	8
Interest rate contracts	—	—	—	—	—	6	—	6
Marketable securities [3]:
Equity securities	399	—	—	399	627	—	—	627
Deferred compensation plan [4]:
Deferred compensation assets	74	—	—	74	89	—	—	89

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$21	$—	$21	$—	$15	$—	$15
Interest rate contracts	—	105	—	105	—	8	—	8
Deferred compensation plan [5]:
Deferred compensation liabilities	73	—	—	73	89	—	—	89
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

85 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Nonrecurring Measurements
Nonmarketable Securities
The Company’s Nonmarketable securities are recorded at fair value on a nonrecurring basis in periods after initial recognition under the equity method or measurement alternative method. Nonmarketable securities are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its Nonmarketable securities when certain events or circumstances indicate that impairment may exist. See Note 7 (Investments) for further details.
Debt
The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At December 31, 2022, the carrying value and fair value of debt was $14.0 billion and $12.7 billion, respectively. At December 31, 2021, the carrying value and fair value of debt was $13.9 billion and $15.3 billion, respectively. See Note 15 (Debt) for further details.
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
Note 9. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2022	2021
	(in millions)
Customer and merchant incentives	$1,392	$1,326
Prepaid income taxes	34	92
Other	920	853
Total prepaid expenses and other current assets	$2,346	$2,271
Other assets consisted of the following at December 31:

	2022	2021
	(in millions)
Customer and merchant incentives	$4,578	$3,798
Equity investments	1,730	1,834
Income taxes receivable	633	645
Other	639	717
Total other assets	$7,580	$6,994
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.

MASTERCARD 2022 FORM 10-K 86

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following at December 31:

	2022	2021
	(in millions)
Building, building equipment and land	$652	$615
Equipment	1,711	1,456
Furniture and fixtures	96	96
Leasehold improvements	376	371
Operating lease right-of-use assets	1,075	983
Property, equipment and right-of-use assets	3,910	3,521
Less: Accumulated depreciation and amortization	(1,904)	(1,614)
Property, equipment and right-of-use assets, net	$2,006	$1,907
Depreciation and amortization expense for the above property, equipment and right-of-use assets was $473 million, $424 million and $400 million for 2022, 2021 and 2020, respectively.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows at December 31:

	2022	2021
	(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$679	$671
Other current liabilities	140	127
Other liabilities	630	645
Operating lease amortization expense was $137 million, $122 million and $123 million for 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the weighted-average remaining lease term of operating leases was 8.4 years and 8.8 years and the weighted-average discount rate for operating leases was 2.5% and 2.6%, respectively.
The following table summarizes the maturity of the Company’s operating lease liabilities at December 31, 2022 based on lease term:

Operating Leases
(in millions)
2023	$136
2024	135
2025	106
2026	91
2027	73
Thereafter	308
Total operating lease payments	849
Less: Interest	(79)
Present value of operating lease liabilities	$770

87 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2022	2021
	(in millions)
Beginning balance	$7,662	$4,960
Additions	200	2,842
Foreign currency translation	(340)	(140)
Ending balance	$7,522	$7,662
The Company performed its annual qualitative assessment of goodwill during the fourth quarter of 2022 and determined a quantitative assessment was not necessary. The Company concluded that goodwill was not impaired and had no accumulated impairment losses at December 31, 2022.
Note 12. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets
Capitalized software	$3,448	$(1,402)	$2,046	$2,929	$(1,288)	$1,641
Customer relationships	2,161	(521)	1,640	2,272	(429)	1,843
Other	54	(37)	17	59	(38)	21
Total	5,663	(1,960)	3,703	5,260	(1,755)	3,505
Indefinite-lived intangible assets
Customer relationships	156	—	156	166	—	166
Total	$5,819	$(1,960)	$3,859	$5,426	$(1,755)	$3,671
The increase in the gross carrying amount of amortized intangible assets in 2022 was primarily related to software additions and the business acquired in 2022. See Note 2 (Acquisitions) for further details. Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2022, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
Amortization on the assets above amounted to $414 million, $424 million and $303 million in 2022, 2021 and 2020, respectively. The following table sets forth the estimated future amortization expense on finite-lived intangible assets on the consolidated balance sheet at December 31, 2022 for the years ending December 31:

(in millions)
2023	$493
2024	468
2025	450
2026	455
2027 and thereafter	1,837
Total	$3,703

MASTERCARD 2022 FORM 10-K 88

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2022	2021
	(in millions)
Customer and merchant incentives	$5,600	$4,730
Personnel costs	1,322	980
Income and other taxes	279	337
Other	600	595
Total accrued expenses	$7,801	$6,642
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of December 31, 2022 and 2021, long-term customer and merchant incentives included in other liabilities were $2,293 million and $1,835 million, respectively.
As of December 31, 2022 and 2021, the Company’s provision for litigation was $1,094 million and $840 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 21 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 14. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension and other postretirement plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $204 million, $175 million and $150 million in 2022, 2021 and 2020, respectively.
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

89 MASTERCARD 2022 FORM 10-K

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

	Pension Plans		Postretirement Plan
	2022	2021	2022	2021
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$596	$604	$62	$70
Service cost	12	14	1	1
Interest cost	9	9	2	2
Actuarial (gain) loss	(156)	(6)	(16)	(7)
Benefits paid	(16)	(17)	(6)	(4)
Transfers in	5	4	—	—
Foreign currency translation	(58)	(12)	—	—
Benefit obligation at end of year	392	596	43	62

Change in plan assets
Fair value of plan assets at beginning of year	688	617	—	—
Actual gain/(loss) on plan assets	(203)	63	—	—
Employer contributions	25	32	6	4
Benefits paid	(16)	(17)	(6)	(4)
Transfers in	5	4	—	—
Foreign currency translation	(69)	(11)	—	—
Fair value of plan assets at end of year	430	688	—	—
Funded status at end of year	$38	$92	$(43)	$(62)

Amounts recognized on the consolidated balance sheet consist of:
Noncurrent assets	$44	$105	$—	$—
Other liabilities, short-term	—	—	(3)	(3)
Other liabilities, long-term	(6)	(13)	(40)	(59)
	$38	$92	$(43)	$(62)

Accumulated other comprehensive income consists of:
Net actuarial (gain) loss	$23	$(38)	$(14)	$2
Prior service credit	1	1	(1)	(2)
Balance at end of year	$24	$(37)	$(15)	$—

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate
Non-U.S. Plans	3.80%	0.90%	*	*
Vocalink Plan	4.80%	1.75%	*	*
Postretirement Plan	*	*	5.50%	2.75%

Rate of compensation increase
Non-U.S. Plans	1.50%	1.50%	*	*
Vocalink Plan	2.70%	3.20%	*	*
Postretirement Plan	*	*	3.00%	3.00%
* Not applicable

MASTERCARD 2022 FORM 10-K 90

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, the Company’s aggregated Pension Plan assets exceeded the benefit obligations. For plans where the benefit obligations exceeded plan assets, the projected benefit obligation was $8 million and $116 million, the accumulated benefit obligation was $6 million and $115 million and plan assets were $2 million and $104 million at December 31, 2022 and 2021, respectively. Information on the Pension Plans were as follows as of December 31:

	2022	2021
	(in millions)
Projected benefit obligation	$392	$596
Accumulated benefit obligation	388	592
Fair value of plan assets	430	688
For the year ended December 31, 2022, the Company’s projected benefit obligation related to its Pension Plans decreased $204 million, primarily attributable to actuarial gains related to higher discount rate assumptions. For the year ended December 31, 2021, the Company’s projected benefit obligation related to its Pension Plans decreased $8 million, primarily attributable to actuarial gains related to higher discount rate assumptions.
Components of net periodic benefit cost recorded in earnings were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plan
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$12	$14	$13	$1	$1	$1
Interest cost	9	9	9	2	2	2
Expected return on plan assets	(14)	(19)	(18)	—	—	—
Amortization of actuarial loss	—	(1)	—	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Net periodic benefit cost	$7	$3	$4	$2	$2	$2
The service cost component is recognized in general and administrative expenses on the consolidated statement of operations. Net periodic benefit cost, excluding the service cost component, is recognized in other income (expense) on the consolidated statement of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plan
	2022	2021	2020	2022	2021	2020
	(in millions)
Current year actuarial loss (gain)	$61	$(50)	$5	$(16)	$(7)	$7
Amortization of prior service credit	$—	$—	$—	$1	$2	$1
Total other comprehensive loss (income)	$61	$(50)	$5	$(15)	$(5)	$8
Total net periodic benefit cost and other comprehensive loss (income)	$68	$(47)	$9	$(13)	$(3)	$10

91 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions
Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plan
	2022	2021	2020	2022	2021	2020
Discount rate
Non-U.S. Plans	0.90%	0.70%	0.70%	*	*	*
Vocalink Plan	1.75%	1.55%	1.55%	*	*	*
Postretirement Plan	*	*	*	2.75%	2.50%	3.25%
Expected return on plan assets
Non-U.S. Plans	1.60%	1.60%	1.60%	*	*	*
Vocalink Plan	2.30%	3.20%	3.20%	*	*	*
Rate of compensation increase
Non-U.S. Plans	1.50%	1.50%	1.50%	*	*	*
Vocalink Plan	3.20%	2.75%	2.75%	*	*	*
Postretirement Plan	*	*	*	3.00%	3.00%	3.00%
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
The following additional assumptions were used at December 31 in accounting for the Postretirement Plan:

	2022	2021
Healthcare cost trend rate assumed for next year	6.50%	6.75%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	6	7
Assets
Plan assets are managed taking into account the timing and amount of future benefit payments. The Vocalink Plan assets are managed with the following target asset allocations: cash and cash equivalents 14%, U.K. government securities 41%, fixed income 18%, equity 16% and real estate 11%. For the non-U.S. Plans, the assets are concentrated primarily in insurance contracts.
The Valuation Hierarchy of the Pension Plans’ assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies) for additional information.

MASTERCARD 2022 FORM 10-K 92

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level within the Valuation Hierarchy, the Pension Plans’ assets at fair value:

	December 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Cash and cash equivalents [1]	$43	$—	$—	$43	$246	$—	$—	$246
Mutual funds [2]	106	128	—	234	185	102	—	287
Insurance contracts [3]	—	114	—	114	—	104	—	104
Total	$149	$242	$—	$391	$431	$206	$—	$637

Investments at Net Asset Value (“NAV”) [4]				39				51
Total Plan Assets				$430				$688
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
The following table summarizes expected benefit payments (as of December 31, 2022) through 2032 for the Pension Plans and the Postretirement Plan, including those payments expected to be paid from the Company’s general assets. Actual benefit payments may differ from expected benefit payments.

	Pension Plans	Postretirement Plan
	(in millions)
2023	$28	$3
2024	20	3
2025	19	3
2026	18	3
2027	25	4
2028 - 2032	114	18

93 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Debt
Debt consisted of the following at December 31:

			2022	2021	Effective Interest Rate
			(in millions)
Senior Notes

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	$800	$—	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	1.100%	Senior Notes due December 2022	—	793	1.265%
	2.100%	Senior Notes due December 2027	854	906	2.189%
	2.500%	Senior Notes due December 2030	160	170	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

Other Debt

INR Term Loan [3]	8.640%	Term Loan due July 2023	275	—	9.090%

			14,239	14,019
Less: Unamortized discount and debt issuance costs			(111)	(116)
Less: Cumulative hedge accounting fair value adjustments [4]			(105)	(2)
Total debt outstanding			14,023	13,901
Less: Short-term debt [5]			(274)	(792)
Long-term debt			$13,749	$13,109
1€750 million euro-denominated debt issued in February 2022.
2€1.650 billion euro-denominated debt issued in December 2015 of which €700 million ($724 million) matured and was paid during 2022.
3INR22.7 billion Indian rupee-denominated loan issued in July 2022.
4In 2021, the Company entered into an interest rate swap which is accounted for as a fair value hedge. See Note 23 (Derivative and Hedging Instruments) for additional information.
5The INR Term Loan due July 2023 is classified as short-term debt on the consolidated balance sheet as of December 31, 2022. The 2015 EUR Notes due December 2022 are classified as short-term debt on the consolidated balance sheet as of December 31, 2021.
Senior Notes
In February 2022, the Company issued €750 million ($800 million as of December 31, 2022) principal amount of notes due February 2029 (the “2022 EUR Notes”). The net proceeds from the issuance of the 2022 EUR Notes, after deducting the original issue discount, underwriting discount and offering expenses, were €743 million ($843 million as of the date of settlement).

MASTERCARD 2022 FORM 10-K 94

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
In March 2020, the Company issued $1 billion principal amount of notes due March 2027, $1.5 billion principal amount of notes due March 2030 and $1.5 billion principal amount of notes due March 2050 (collectively the “2020 USD Notes”). The net proceeds from the issuance of the 2020 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.959 billion.
The Senior Notes described above are not subject to any financial covenants and may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
Indian Rupee (“INR”) Term Loan
In July 2022, the Company entered into an unsecured INR22.7 billion ($275 million as of December 31, 2022) term loan due July 2023 (the “INR Term Loan”). The net proceeds of the INR Term Loan, after deducting issuance costs, were INR22.6 billion ($284 million as of the date of settlement).
The Company obtained the INR Term Loan to serve as an economic hedge to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loan is not subject to any financial covenants and it may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2022 are summarized below.

(in millions)
2023	$275
2024	1,000
2025	750
2026	750
2027	1,854
Thereafter	9,610
Total	$14,239
As of December 31, 2022, the Company has a commercial paper program (the “Commercial Paper Program”) under which the Company is authorized to issue up to $6 billion in unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. On January 27, 2023, the Company increased its Commercial Paper Program from $6 billion to $8 billion. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed five-year unsecured $8 billion revolving credit facility (the “Credit Facility”) on November 10, 2022. The Credit Facility, which expires on November 10, 2027, amended and restated the Company’s prior $6 billion credit facility which was set to expire on November 12, 2026. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2022 and 2021.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time. The Company had no borrowings under the Credit Facility or the Commercial Paper Program at December 31, 2022 and 2021.

95 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Stockholders' Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2022 and 2021. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Dividends
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2022, 2021 and 2020.
The Company declared total per share dividends on its Class A and Class B Common Stock during the years ended December 31 as summarized below:

	2022	2021	2020
	(in millions, except per share data)
Dividends declared per share	$2.04	$1.81	$1.64
Total dividends declared	$1,968	$1,781	$1,641
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2022		2021
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	88.5%	89.3%	88.4%	89.2%
Principal or Affiliate Customers (Class B stockholders)	0.8%	—%	0.8%	—%
Mastercard Foundation (Class A stockholders)	10.7%	10.7%	10.8%	10.8%
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

MASTERCARD 2022 FORM 10-K 96

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mastercard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to Mastercard Foundation. Mastercard Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, Mastercard Foundation became able to resell the donated shares in May 2010 to the extent necessary to meet charitable disbursement requirements pursuant to Canadian tax law. Under such current law, Mastercard Foundation must annually disburse at least 3.5% of its assets not used in its charitable activities and administration in the previous eight quarters (“Disbursement Quota”). However, Mastercard Foundation obtained permission from the Canada Revenue Agency to, until December 31, 2021, meet its cumulative Disbursement Quota obligations over a period of time that, on average, demonstrated compliance with the requirement for such established time period. Currently, Mastercard Foundation may not sell or otherwise transfer its donated shares prior to May 1, 2027, except to the extent necessary to satisfy the Disbursement Quota. Based on that timing, Mastercard Foundation would be permitted to sell all of its remaining shares beginning May 1, 2027, subject to certain conditions.
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the years ended December 31:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2019	996.0	11.2
Purchases of treasury stock	(14.3)	—
Share-based payments	2.3	—
Conversion of Class B to Class A common stock	2.9	(2.9)
Balance at December 31, 2020	986.9	8.3
Purchases of treasury stock	(16.5)	—
Share-based payments	1.2	—
Conversion of Class B to Class A common stock	0.5	(0.5)
Balance at December 31, 2021	972.1	7.8
Purchases of treasury stock	(25.7)	—
Share-based payments	1.8	—
Conversion of Class B to Class A common stock	0.2	(0.2)
Balance at December 31, 2022	948.4	7.6
The Company’s Board of Directors have approved share repurchase programs of its Class A Common Stock authorizing the Company to repurchase shares. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock for the years ended December 31:

	2022	2021	2020
	(In millions, except per share data)
Board authorization	$9,000	$8,000	$6,000
Dollar-value of shares repurchased	$8,753	$5,904	$4,473
Shares repurchased	25.7	16.5	14.3
Average price paid per share	$340.60	$356.82	$312.68
As of December 31, 2022, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $12.2 billion.
97 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2021	Increase / (Decrease)	Reclassifications	December 31, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(675)	$—	$(1,414)
Translation adjustments on net investment hedges [2]	34	275	—	309
Cash flow hedges
Foreign exchange contracts [3]	4	1	(13)	(8)
Interest rate contracts	(128)	—	5	(123)
Defined benefit pension and other postretirement plans [4]	21	(31)	(1)	(11)
Investment securities available-for-sale	(1)	(5)	—	(6)
Accumulated other comprehensive income (loss)	$(809)	$(435)	$(9)	$(1,253)

	December 31, 2020	Increase / (Decrease)	Reclassifications	December 31, 2021
	(in millions)
Foreign currency translation adjustments [1]	$(352)	$(387)	$—	$(739)
Translation adjustments on net investment hedges [2]	(175)	209	—	34
Cash flow hedges
Foreign exchange contracts [3]	—	5	(1)	4
Interest rate contracts	(133)	—	5	(128)
Defined benefit pension and other postretirement plans [4]	(20)	43	(2)	21
Investment securities available-for-sale	—	(1)	—	(1)
Accumulated other comprehensive income (loss)	$(680)	$(131)	$2	$(809)
1During 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar. During 2021, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar.
2During 2022 and 2021, the increase in the accumulated other comprehensive income related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 23 (Derivative and Hedging Instruments) for additional information.
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
4During 2022, the increase in the accumulated other comprehensive loss related to the Plans was driven primarily by a net actuarial loss within the Pension Plans. During 2021, the increase in the accumulated other comprehensive income related to the Plans was driven primarily by a net actuarial gain within the Pension Plans. See Note 14 (Pension, Postretirement and Savings Plans) for additional information.
Note 18. Share-Based Payments
In May 2006, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, which was amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees. The Company has granted Options, RSUs and PSUs under the LTIP. The Company uses the straight-line method of attribution for expensing all equity awards. Compensation expense is recorded net of estimated forfeitures, with estimates adjusted as appropriate.

MASTERCARD 2022 FORM 10-K 98

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
Stock Options
Options expire ten years from the date of grant and vest ratably over three years for awards granted on or after March 1, 2022. For awards granted before March 1, 2022, they vest ratably over four years. For Options granted, a participant’s unvested awards are forfeited upon termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, however, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the vesting period as stated in the LTIP.
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per Option granted for the years ended December 31:

	2022	2021	2020
Risk-free rate of return	1.6%	0.9%	1.0%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	24.6%	26.1%	19.3%
Expected dividend yield	0.6%	0.5%	0.6%
Weighted-average fair value per Option granted	$86.92	$91.70	$80.92
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2022	5.4	$152
Granted	0.3	$344
Exercised	(0.9)	$100
Forfeited	(0.1)	$308
Expired	—	$363
Outstanding at December 31, 2022	4.7	$173	4.9	$828
Exercisable at December 31, 2022	3.9	$143	4.3	$788
Options vested and expected to vest at December 31, 2022	4.7	$173	4.9	$827
As of December 31, 2022, there was $19 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 1.7 years.

99 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
For RSUs granted on or after March 1, 2022, the awards generally vest ratably over three years. For RSUs granted on or after March 1, 2020 but before March 1, 2022, the awards generally vest ratably over four years. A participant’s unvested awards are forfeited upon termination of employment. In the event of termination due to job elimination (as defined by the Company), however, a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than seven months.
The following table summarizes the Company’s RSU activity for the year ended December 31, 2022:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2022	2.2	$291
Granted	1.0	$340
Converted	(1.2)	$258
Forfeited	(0.2)	$332
Outstanding at December 31, 2022	1.8	$335	$641
RSUs expected to vest at December 31, 2022	1.8	$335	$615
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2022, there was $334 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance Stock Units
PSUs vest after three years and are subject to a mandatory one-year post-vest hold, during which they are eligible for dividend equivalents. A participant’s unvested awards are forfeited upon termination of employment. In the event of termination due to job elimination (as defined by the Company), however, a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company.
The following table summarizes the Company’s PSU activity for the year ended December 31, 2022:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2022	0.4	$334
Granted	0.2	$335
Converted	—	$—
Other	(0.2)	$291
Outstanding at December 31, 2022	0.4	$352	$128
PSUs expected to vest at December 31, 2022	0.4	$352	$128

MASTERCARD 2022 FORM 10-K 100

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
Compensation expense for PSUs is recognized over the requisite service period, or the date the individual becomes eligible to retire but not less than seven months, if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. During the year ended December 31, 2020, performance targets related to PSU awards granted in 2018 (“2018 PSU Awards”) were adjusted to exclude certain pandemic-related financial impacts deemed outside of the Company’s control. The adjustment during the year ended December 31, 2020 required the Company to apply modification accounting to the 2018 PSU Awards which had an immaterial impact on compensation expense. As of December 31, 2022, there was $29 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2022	2021	2020
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$295	$273	$254
Income tax benefit recognized for equity awards	61	57	53
Income tax benefit realized related to Options exercised	49	36	68

Options:
Total intrinsic value of Options exercised	231	169	317
RSUs:
Weighted-average grant-date fair value of awards granted	340	358	288
Total intrinsic value of RSUs converted into shares of Class A common stock	420	360	330
PSUs:
Weighted-average grant-date fair value of awards granted	335	385	291
Total intrinsic value of PSUs converted into shares of Class A common stock	—	32	92
Note 19. Commitments
At December 31, 2022, the Company had the following future minimum payments due under noncancelable agreements, primarily related to sponsorships to promote the Mastercard brand and licensing arrangements. The Company has accrued $12 million of these future payments as of December 31, 2022.

(in millions)
2023	$428
2024	317
2025	222
2026	106
2027	85
Thereafter	47
Total	$1,205

101 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Income Taxes
Components of Income and Income Tax Expense
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2022	2021	2020
	(in millions)
United States	$4,228	$4,261	$3,304
Foreign	7,504	6,046	4,456
Income before income taxes	$11,732	$10,307	$7,760
The total income tax provision for the years ended December 31 is comprised of the following components:

	2022	2021	2020
	(in millions)
Current
Federal	$1,024	$663	$439
State and local	133	51	56
Foreign	1,296	976	781
	2,453	1,690	1,276
Deferred
Federal	(661)	(31)	106
State and local	(40)	(4)	9
Foreign	50	(35)	(42)
	(651)	(70)	73
Income tax expense	$1,802	$1,620	$1,349
Effective Income Tax Rate
A reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, is as follows:

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
Income before income taxes	$11,732		$10,307		$7,760

Federal statutory tax	2,464	21.0%	2,164	21.0%	1,630	21.0%
State tax effect, net of federal benefit	72	0.6%	60	0.6%	57	0.7%
Foreign tax effect	(347)	(3.0)%	(283)	(2.7)%	(193)	(2.5)%
Valuation allowance - U.S. foreign tax credit	(333)	(2.8)%	—	—%	—	—%
U.S. tax expense on foreign operations	111	0.9%	63	0.6%	47	0.6%
Foreign-derived intangible income deduction	(129)	(1.1)%	(69)	(0.7)%	(46)	(0.6)%
U.S. tax benefits [1]	—	—%	(132)	(1.3)%	—	—%
Windfall benefit	(68)	(0.6)%	(67)	(0.7)%	(119)	(1.5)%
Other, net	32	0.3%	(116)	(1.1)%	(27)	(0.3)%
Income tax expense	$1,802	15.4%	$1,620	15.7%	$1,349	17.4%
Note: Table may not sum due to rounding.
The effective income tax rates for the years ended December 31, 2022, 2021 and 2020 were 15.4%, 15.7% and 17.4%, respectively. The effective income tax rate for 2022 was lower than the effective income tax rate for 2021, primarily due to a discrete tax benefit in the first quarter of 2022 related to final U.S. tax regulations published in the current year. These regulations resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. The

MASTERCARD 2022 FORM 10-K 102

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
regulations limit the Company’s ability to generate foreign tax credits starting in 2022 for certain foreign taxes paid, resulting in additional U.S. tax expense. Additionally, a more favorable geographic mix of earnings in 2022 contributed to the lower effective tax rate. The lower effective income tax rate in 2022 was partially offset by:
•the recognition of U.S. tax benefits in 2021 (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S.
•a discrete tax benefit in 2021 related to the remeasurement of the Company’s net deferred tax asset in the U.K. due to an enacted tax rate change in 2021
•a discrete tax expense related to an unfavorable court ruling in 2022
The effective income tax rate for 2021 was lower than the effective income tax rate for 2020, primarily due to the recognition of U.S. tax benefits (the majority of which were discrete) resulting from a higher foreign derived intangible income deduction and greater utilization of foreign tax credits in the U.S. In addition, a more favorable geographic mix of earnings in 2021 contributed to the Company’s lower effective tax rate. These benefits were partially offset by a lower discrete tax benefit related to share-based payments in 2021.
Singapore Income Tax Rate
In connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance in 2010. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2022, 2021 and 2020, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $454 million, or $0.47 per diluted share, $300 million, or $0.30 per diluted share, and $260 million, or $0.26 per diluted share, respectively.
Indefinite Reinvestment
As of December 31, 2022 the Company does not accrue taxes on $1.6 billion of foreign earnings which remain permanently reinvested outside the U.S. The Company expects that taxes associated with any future repatriation of these earnings are immaterial.

103 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2022	2021
	(in millions)
Deferred Tax Assets
Accrued liabilities	$697	$497
Compensation and benefits	316	260
State taxes and other credits	43	40
Net operating losses	156	136
U.S. foreign tax credits	274	333
Property, plant and equipment	52	—
Intangible assets	186	206
Other items	162	161
Less: Valuation allowance	(114)	(415)
Total Deferred Tax Assets	1,772	1,218

Deferred Tax Liabilities
Prepaid expenses and other accruals	186	114
Gains on equity investments	132	153
Goodwill and intangible assets	561	571
Property, plant and equipment	—	174
Other items	135	115
Total Deferred Tax Liabilities	1,014	1,127

Net Deferred Tax Assets	$758	$91
The valuation allowance balance at December 31, 2022 primarily related to the Company’s ability to recognize future tax benefits associated with certain foreign losses. The recognition of the foreign losses is dependent on the timing and character of future taxable income in the applicable jurisdictions. The valuation allowance balance at December 31, 2021 primarily related to the Company’s ability to recognize future tax benefits associated with the carry forward of U.S. foreign tax credits and certain foreign losses. The valuation allowance associated with the carryforward of U.S. foreign tax credits was released in 2022 as a result of the publication of final U.S. tax regulations. The regulations limit the Company’s ability to generate foreign tax credits for certain taxes paid beginning in 2022, but have the effect of allowing the Company to utilize its foreign tax credit carryforwards.
As of December 31, 2022, the Company had foreign tax credit and tax effected net operating loss carryforwards of $274 million and $156 million, respectively. The foreign tax credits begin to expire in 2029 and the majority of the net operating losses can be carried forward indefinitely.

MASTERCARD 2022 FORM 10-K 104

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2022	2021	2020
	(in millions)
Beginning balance	$360	$388	$203
Additions:
Current year tax positions	22	17	19
Prior year tax positions[1]	65	4	192
Reductions:
Prior year tax positions[1]	(14)	(31)	(10)
Settlements with tax authorities	(13)	(15)	(12)
Expired statute of limitations	(6)	(3)	(4)
Ending balance	$414	$360	$388
1Includes immaterial translational impact of currency.
As of December 31, 2022, the amount of unrecognized tax benefit was $414 million. This amount, if recognized, would reduce the effective income tax rate by $362 million. The Company’s unrecognized tax benefits increased in 2020 primarily due to a prior year tax issue resulting from a refund claim filed in 2020.
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

105 MASTERCARD 2022 FORM 10-K

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
As of December 31, 2022 and 2021, Mastercard had accrued a liability of $894 million and $783 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. During 2022, Mastercard recorded an additional accrual of $133 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. As of December 31, 2022 and 2021, Mastercard had $589 million and $586 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of December 31, 2022 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its

MASTERCARD 2022 FORM 10-K 106

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. During 2022, Mastercard incurred charges of $223 million as a result of settlements (both final and agreements in principle) with a number of U.K. merchants. During 2021 and 2020, Mastercard incurred charges of $94 million and $28 million, respectively, to reflect both the litigation settlements and estimated attorneys’ fees with a number of U.K. and Pan-European merchants. Following these settlements, an amount in excess of £0.6 billion (approximately $0.7 billion as of December 31, 2022) of unresolved damages claims remain.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants. Three of the U.K. Merchant claimants appealed the judgment, and these appeals were combined with Mastercard’s appeal of a 2016 judgment in favor of one U.K. merchant. In July 2018, the U.K. appellate court heard the appeals of the four merchant claimants and ruled against both Mastercard and Visa on two of the three legal issues being considered. The parties appealed the rulings to the U.K. Supreme Court. In June 2020, the U.K. Supreme Court ruled against Mastercard and Visa with respect to one of the liability issues being considered by the Court related to U.K domestic interchange fees. Additionally, the U.K. Supreme Court set out the legal standard that should be applied by lower trial courts with respect to determining whether interchange was exemptible under applicable law, and provided guidance to lower courts with regard to the legal standard that should be applied in assessing merchants’ damages claims. The U.K. Supreme Court sent three of the merchant cases back to the trial court solely for the purpose of determining damages issues. Mastercard subsequently reached settlement agreements with all four merchants.
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
During the third quarter of 2022, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions and inter-regional consumer card transactions in both the U.K. and the European Union. The plaintiffs have claimed damages against Mastercard of approximately £0.5 billion (approximately $0.6 billion as of December 31, 2022). The court has scheduled a hearing on the plaintiffs’ collective action application for April 2023.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of December 31, 2022). Following various hearings since July 2017 regarding collective action and scope, in August 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. In January 2023, the trial court held a hearing on Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. The trial court has scheduled an additional hearing for July 2023 regarding Mastercard’s request to preclude the plaintiffs from seeking damages with respect to U.K. domestic interchange fees.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of December 31, 2022) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
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

107 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATM Non-Discrimination Rule Surcharge Complaints
United States. In October 2011, a trade association of independent Automated Teller Machine (“ATM”) operators and 13 independent ATM operators filed a complaint styled as a class action lawsuit in the U.S. District Court for the District of Columbia against both Mastercard and Visa (the “ATM Operators Complaint”).  Plaintiffs seek to represent a class of non-bank operators of ATM terminals that operate in the United States with the discretion to determine the price of the ATM access fee for the terminals they operate. Plaintiffs allege that Mastercard and Visa have violated Section 1 of the Sherman Act by imposing rules that require ATM operators to charge non-discriminatory ATM surcharges for transactions processed over Mastercard’s and Visa’s respective networks that are not greater than the surcharge for transactions over other networks accepted at the same ATM.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In September 2019, the plaintiffs filed with the district court their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs’ request for class certification. Visa and Mastercard subsequently appealed the certification decision to the appellate court and oral argument on the appeal was heard in September 2022.
Europe. Mastercard has been named as a defendant in an action brought by Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o. (“Euronet”) alleging that certain rules affecting ATM access fees in Poland, the Czech Republic and Greece by Visa and Mastercard, and certain of their subsidiaries, breach various competition laws. Euronet seeks damages, costs and injunctive relief to prevent the defendants from enforcing these rules. A trial has been scheduled for October 2023.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification and in January 2021, the Network Defendants’ request for permission to appeal that decision was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgment is scheduled to conclude in July 2023.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In December 2019, the Federal Communications Commission (“FCC”) issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received online via email. In December 2021, the trial court granted plaintiffs’ request for class certification, but narrowed the scope of the class to stand alone fax recipients only. Mastercard’s request to appeal that decision was denied.

MASTERCARD 2022 FORM 10-K 108

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Federal Trade Commission Investigation
In June 2020, the U.S. Federal Trade Commission’s Bureau of Competition (“FTC”) informed Mastercard that it has initiated a formal investigation into compliance with the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. In particular, the investigation focused on Mastercard’s compliance with the debit routing provisions of the Durbin Amendment.  In December 2022, the FTC voted to issue an administrative complaint and accept a consent agreement with Mastercard. Pursuant to this agreement, Mastercard agreed to provide primary account numbers (PANs) so that merchants can route tokenized online debit transactions to alternative networks. The consent agreement does not include any monetary penalty. The consent agreement is currently undergoing a comment period, after which the FTC will decide whether to make the proposed consent agreement final.
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
Note 22. Settlement and Other Risk Management
Mastercard’s rules guarantee the settlement of many of the transactions between its customers (“settlement risk”). Settlement exposure is the settlement risk to customers under Mastercard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. For those transactions the Company guarantees, the guarantee will cover the full amount of the settlement obligation to the extent the settlement obligation is not otherwise satisfied. Settlement is generally completed on a same-day basis, however, in some circumstances, funds may not settle until subsequent business days creating a short-term settlement exposure.
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
The Company’s estimated settlement exposure was as follows at December 31:

	2022	2021
	(in millions)
Gross settlement exposure	$64,885	$59,571
Risk mitigation arrangements applied to settlement exposure	(10,697)	(7,710)
Net settlement exposure	$54,188	$51,861
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $342 million and $361 million at December 31, 2022 and 2021, respectively, of which the Company has risk mitigation arrangements for $273 million and $287 million at December 31, 2022 and 2021, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.

109 MASTERCARD 2022 FORM 10-K

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
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. In 2019, the Company entered into treasury rate locks which are accounted for as cash flow hedges. In the first quarter of 2020, in connection with the issuance of the 2020 USD Notes, these contracts were settled at a loss of $136 million, after tax, in accumulated other comprehensive income (loss). As of December 31, 2022, a cumulative loss of $123 million, after tax, remains in accumulated other comprehensive income (loss) associated with these contracts and will be reclassified as an adjustment to interest expense over the respective terms of the 2020 USD Notes due in March 2030 and March 2050.
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
During the fourth quarter of 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the years ended December 31, 2022 and 2021 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are designated as an excluded component and recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for 2022 and 2021 were not material.
In 2015 and 2022, the Company designated its €1,650 million and €750 million euro-denominated debt, respectively, as hedges of a portion of its net investment in its European operations. In 2022, €700 million of the 2015 euro-denominated debt matured and was de-designated as a net investment hedge. During 2022, 2021 and 2020 the Company recorded a pre-tax net foreign currency gain of $176 million, gain of $155 million and loss of $177 million, respectively, in other comprehensive income (loss).
As of December 31, 2022 and 2021, the Company had net foreign currency gains of $309 million and $34 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.

MASTERCARD 2022 FORM 10-K 110

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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	December 31, 2022			December 31, 2021
	Notional	Derivative Assets	Derivative Liabilities	Notional	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$642	$4	$15	$206	$7	$3
Interest rate contracts in a fair value hedge [2]	1,000	—	105	1,000	6	8
Foreign exchange contracts in a net investment hedge [1]	1,814	103	4	1,473	—	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	521	1	2	530	1	8
Total derivative assets/liabilities	$3,977	$108	$126	$3,209	$14	$23
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2As of December 31, 2022, interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet. As of December 31, 2021, interest rate derivative assets and liabilities are included within prepaid expenses and other current assets and other liabilities, respectively, on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI				Gain (Loss) Reclassified from AOCI
	Year ended December 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings	Year ended December 31,
	2022	2021	2020		2022	2021	2020
	(in millions)				(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$1	$6	$—	Net revenue	$16	$1	$—
Interest rate contracts	$—	$—	$(189)	Interest expense	$(6)	$(6)	$(4)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$177	$114	$—
The Company estimates that $17 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at December 31, 2022 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.

111 MASTERCARD 2022 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Year ended December 31,
Derivatives not designated as hedging instruments:	2022	2021	2020
	(in millions)
Foreign exchange derivative contracts
General and administrative	$21	$(10)	$40
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
Revenue by geographic market is based on the location of the Company’s customer that issued the card, the location of the merchant acquirer where the card is being used or the location of the customer receiving services. Revenue generated in the U.S. was approximately 33% of net revenue in 2022, 32% in 2021 and 33% in 2020. No individual country, other than the U.S., generated more than 10% of net revenue in those periods. Mastercard did not have any individual customer that generated greater than 10% of net revenue in 2022, 2021 or 2020.
The following table reflects the geographical location of the Company’s property, equipment and right-of-use assets, net, as of December 31:

	2022	2021	2020
	(in millions)
United States	$1,123	$1,117	$1,185
Other countries	883	790	717
Total	$2,006	$1,907	$1,902

MASTERCARD 2022 FORM 10-K 112

PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2022. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
Item 9B. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.

113 MASTERCARD 2022 FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10. Directors, executive officers and corporate governance
Information regarding our executive officers is included in section “Information about our executive officers” in Part I of this Report. Additional information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”).
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

115 MASTERCARD 2022 FORM 10-K

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

117 MASTERCARD 2022 FORM 10-K

Exhibit index

Exhibit number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 24, 2022 (File No. 001-32877)).

3.2	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 24, 2022 (File No. 001-32877)).
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
4.3
Form of Global Note representing the Company’s 3.375% Notes due 2024 (included in Officer’s Certificate of the Company, dated as of March 31, 2014) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.4
Officer’s Certificate of the Company, dated as of December 1, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.5
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.6
Form of Global Note representing the Company’s 2.500% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.7
Officer’s Certificate of the Company, dated as of November 21, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.8
Form of Global Note representing the Company’s 2.950% Notes due 2026 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.9
Form of Global Note representing the Company’s 3.800% Notes due 2046 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.10
Officer’s Certificate of the Company, dated as of February 26, 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.11
Form of Global Note representing the Company’s 3.5% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.12
Form of Global Note representing the Company’s 3.95% Notes due 2048 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.13	Officer’s Certificate of the Company, dated as of May 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).
4.14
Form of Global Note representing the Company’s 2.950% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.15
Form of Global Note representing the Company’s 3.650% Notes due 2049 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.16
Officer’s Certificate of the Company, dated as of December 3, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 3, 2019 (File No. 001-32877)).

4.17
Form of Global Note representing the Company’s 2.000% Notes due 2025 (included in Officer’s Certificate of the Company, dated as of December 3, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 3, 2019 (File No. 001-32877)).

4.18	Officer’s Certificate of the Company, dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).
4.19
Form of Global Note representing the Company’s 3.300% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.20
Form of Global Note representing the Company’s 3.350% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.21
Form of Global Note representing the Company’s 3.850% Notes due 2050 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.22	Officer’s Certificate of the Company, dated as of March 4, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).
4.23
Form of Global Note representing the Company’s 1.900% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).

4.24
Form of Global Note representing the Company’s 2.950% Notes due 2051 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).

4.25
Officer’s Certificate of the Company, dated as of November 18, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2021 (File No. 001-32877)).

4.26
Form of Global Note representing the Company’s 2.000% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of November 18, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2021 (File No. 001-32877)).

4.27
Officer’s Certificate of the Company, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.28
Form of Global Note representing the Company’s 1.000% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of February 22, 2022) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.29*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
$8,000,000,000 Amended and Restated Credit Agreement, dated as of November 10, 2022, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent.

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

10.2.2
Consulting Letter Agreement between Mastercard International Incorporated and Ajaypal Banga, dated as of December 13, 2021 (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K filed February 11, 2022 (File No. 001-32877)).

10.3+	Description of Employment Arrangement with Craig Vosburg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2018 (File No. 001-32877)).
10.4+	Description of Employment Arrangement with Tim Murphy (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2019 (File No. 001-32877)).
10.5+	Description of Employment Arrangement with Michael Froman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.6+	Description of Employment Arrangement with Sachin Mehra (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.7+	Description of Employment Arrangement with Michael Miebach (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 001-32877)).
10.8+
Mastercard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2022 (File No. 001-32877)).

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

10.12+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 28, 2022 (File No. 001-32877)).

10.13+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 28, 2022 (File No. 001-32877)).

10.14+
Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2022) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 28, 2022 (File No. 001-32877)).

10.15+
Form of Mastercard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.16+
Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of April 11, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 28, 2022 (File No. 001-32877)).

10.17+
Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of April 11, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed April 28, 2022 (File No. 001-32877)).

10.18
Schedule of Non-Employee Directors’ Annual Compensation effective as of January 1, 2022 (incorporated by reference to to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 11, 2022 (File No. 001-32877)).

10.19
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 22, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2021 (File No. 001-32877)).

10.20
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 22, 2021 (effective for awards granted on and subsequent to June 21, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 28, 2022 (File No. 001-32877)).

10.21
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 22, 2021 (effective for awards granted on and subsequent to June 21, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 28, 2022 (File No. 001-32877)).

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

MASTERCARD 2022 FORM 10-K 118

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 14, 2023	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 14, 2023	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 14, 2023	By:	/s/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	February 14, 2023	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 14, 2023	By:	/s/ CANDIDO BRACHER
Candido Bracher
Director

Date:	February 14, 2023	By:	/s/ RICHARD K. DAVIS
Richard K. Davis
Director

Date:	February 14, 2023	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 14, 2023	By:	/s/ CHOON PHONG GOH
Choon Phong Goh
Director

Date:	February 14, 2023	By:	/s/ MERIT E. JANOW
Merit E. Janow
Chairman of the Board; Director

Date:	February 14, 2023	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 14, 2023	By:	/s/ YOUNGME MOON
Youngme Moon
Director

Date:	February 14, 2023	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 14, 2023	By:	/s/ GABRIELLE SULZBERGER
Gabrielle Sulzberger
Director

Date:	February 14, 2023	By:	/s/ JACKSON TAI
Jackson Tai
Director

Date:	February 14, 2023	By:	/s/ HARIT TALWAR
Harit Talwar
Director

Date:	February 14, 2023	By:	/s/ LANCE UGGLA
Lance Uggla
Director

MASTERCARD 2022 FORM 10-K 119