Form 10-Q
period 2023-03-31
Mastercard Inc
filed 2023-04-27
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 24, 2023, there were 940,404,217 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,448,384 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD MARCH 31, 2023 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation directly related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, counter financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practice regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls as well as events and resulting actions related to the Russian invasion of Ukraine
•the impact of the global COVID-19 pandemic and measures taken in response
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor and other contractual obligations
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD MARCH 31, 2023 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD MARCH 31, 2023 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Net Revenue	$5,748	$5,167
Operating Expenses:
General and administrative	2,043	1,844
Advertising and marketing	167	181
Depreciation and amortization	191	192
Provision for litigation	211	—
Total operating expenses	2,612	2,217
Operating income	3,136	2,950
Other Income (Expense):
Investment income	55	5
Gains (losses) on equity investments, net	(212)	(76)
Interest expense	(132)	(110)
Other income (expense), net	6	4
Total other income (expense)	(283)	(177)
Income before income taxes	2,853	2,773
Income tax expense	492	142
Net Income	$2,361	$2,631
Basic Earnings per Share	$2.48	$2.69
Basic weighted-average shares outstanding	953	977
Diluted Earnings per Share	$2.47	$2.68
Diluted weighted-average shares outstanding	956	981

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in millions)
Net Income	$2,361	$2,631
Other comprehensive income (loss):
Foreign currency translation adjustments	94	(64)
Income tax effect	(14)	12
Foreign currency translation adjustments, net of income tax effect	80	(52)

Translation adjustments on net investment hedges	(74)	86
Income tax effect	17	(19)
Translation adjustments on net investment hedges, net of income tax effect	(57)	67

Cash flow hedges	(10)	1
Income tax effect	—	—
Reclassification adjustments for cash flow hedges	8	(5)
Income tax effect	1	1
Cash flow hedges, net of income tax effect	(1)	(3)

Investment securities available-for-sale	2	(2)
Income tax effect	—	1
Investment securities available-for-sale, net of income tax effect	2	(1)

Other comprehensive income (loss), net of income tax effect	24	11
Comprehensive Income	$2,385	$2,642

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2023 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	March 31, 2023	December 31, 2022
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,566	$7,008
Restricted cash for litigation settlement	596	589
Investments	402	400
Accounts receivable	3,511	3,425
Settlement assets	1,236	1,270
Restricted security deposits held for customers	1,608	1,568
Prepaid expenses and other current assets	2,501	2,346
Total current assets	16,420	16,606
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,002 and $1,904, respectively	2,006	2,006
Deferred income taxes	1,267	1,151
Goodwill	7,575	7,522
Other intangible assets, net of accumulated amortization of $2,018 and $1,960, respectively	4,027	3,859
Other assets	7,641	7,580
Total Assets	$38,936	$38,724
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$735	$926
Settlement obligations	870	1,111
Restricted security deposits held for customers	1,608	1,568
Accrued litigation	1,107	1,094
Accrued expenses	7,310	7,801
Short-term debt	276	274
Other current liabilities	1,745	1,397
Total current liabilities	13,651	14,171
Long-term debt	15,292	13,749
Deferred income taxes	389	393
Other liabilities	4,197	4,034
Total Liabilities	33,529	32,347
Commitments and Contingencies
Redeemable Non-controlling Interests	21	21
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,400 and 1,399 shares issued and 941 and 948 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 and 8 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	5,376	5,298
Class A treasury stock, at cost, 459 and 451 shares, respectively	(54,241)	(51,354)
Retained earnings	55,424	53,607
Accumulated other comprehensive income (loss)	(1,229)	(1,253)
Mastercard Incorporated Stockholders' Equity	5,330	6,298
Non-controlling interests	56	58
Total Equity	5,386	6,356
Total Liabilities, Redeemable Non-controlling Interests and Equity	$38,936	$38,724

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended March 31, 2023
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2022	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	2,361	—	2,361	—	2,361
Activity related to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	24	24	—	24
Dividends	—	—	—	—	(541)	—	(541)	—	(541)
Purchases of treasury stock	—	—	—	(2,894)	—	—	(2,894)	—	(2,894)
Share-based payments	—	—	78	7	—	—	85	—	85
Balance at March 31, 2023	$—	$—	$5,376	$(54,241)	$55,424	$(1,229)	$5,330	$56	$5,386

	Three Months Ended March 31, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	2,631	—	2,631	—	2,631
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	11	11	—	11
Dividends	—	—	—	—	(477)	—	(477)	—	(477)
Purchases of treasury stock	—	—	—	(2,411)	—	—	(2,411)	—	(2,411)
Share-based payments	—	—	(35)	5	—	—	(30)	—	(30)
Balance at March 31, 2022	$—	$—	$5,026	$(44,994)	$47,800	$(798)	$7,034	$68	$7,102

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2023 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities
Net income	$2,361	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	378	430
Depreciation and amortization	191	192
(Gains) losses on equity investments, net	212	76
Share-based compensation	108	74
Deferred income taxes	(129)	(320)
Other	2	5
Changes in operating assets and liabilities:
Accounts receivable	(38)	134
Settlement assets	35	218
Prepaid expenses	(761)	(441)
Accrued litigation and legal settlements	9	(43)
Restricted security deposits held for customers	40	(144)
Accounts payable	(184)	(56)
Settlement obligations	(241)	(366)
Accrued expenses	(506)	(746)
Net change in other assets and liabilities	442	138
Net cash provided by operating activities	1,919	1,782
Investing Activities
Purchases of investment securities available-for-sale	(50)	(58)
Purchases of investments held-to-maturity	(26)	(37)
Proceeds from sales of investment securities available-for-sale	4	8
Proceeds from maturities of investment securities available-for-sale	51	70
Proceeds from maturities of investments held-to-maturity	24	43
Purchases of property and equipment	(110)	(146)
Capitalized software	(242)	(148)
Purchases of equity investments	(22)	(24)
Proceeds from sales of equity investments	44	—
Other investing activities	(70)	5
Net cash used in investing activities	(397)	(287)
Financing Activities
Purchases of treasury stock	(2,878)	(2,408)
Dividends paid	(545)	(479)
Proceeds from debt, net	1,489	843
Tax withholdings related to share-based payments	(76)	(132)
Cash proceeds from exercise of stock options	53	28
Other financing activities	2	(6)
Net cash used in financing activities	(1,955)	(2,154)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	37	(28)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(396)	(687)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,196	9,902
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,800	$9,215
The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD MARCH 31, 2023 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At March 31, 2023 and December 31, 2022, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date on which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. During the fourth quarter of 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management views its categories of net revenue. Prior period amounts have been reclassified to conform to the 2022 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of December 31, 2022. The consolidated financial statements for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
In April 2022, Mastercard acquired 100% equity interest in Dynamic Yield LTD. As of March 31, 2023, the Company finalized the purchase price accounting of $325 million for this acquisition. For the preliminary estimated fair value of the purchase price allocation as of the acquisition date, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

MASTERCARD MARCH 31, 2023 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net revenue by category:
Payment network	$3,650	$3,399
Value-added services and solutions	2,098	1,768
Net revenue	$5,748	$5,167
Net revenue by geographic region:
North American Markets	$1,896	$1,730
International Markets	3,852	3,437
Net revenue	$5,748	$5,167
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	March 31, 2023	December 31, 2022
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,271	$3,213
Contract assets
Prepaid expenses and other current assets	142	118
Other assets	511	442
Deferred revenue [1]
Other current liabilities	634	434
Other liabilities	266	248

1    Revenue recognized from performance obligations satisfied during the three months ended March 31, 2023 was $371 million.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Numerator
Net income	$2,361	$2,631
Denominator
Basic weighted-average shares outstanding	953	977
Dilutive stock options and stock units	3	4
Diluted weighted-average shares outstanding [1]	956	981
Earnings per Share
Basic	$2.48	$2.69
Diluted	$2.47	$2.68
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.

12 MASTERCARD MARCH 31, 2023 FORM 10-Q

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

	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$6,566	$7,008
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	596	589
Restricted security deposits held for customers	1,608	1,568
Prepaid expenses and other current assets	30	31
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,800	$9,196
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Available-for-sale securities [1]	$271	$272
Held-to-maturity securities [2]	131	128
Total investments	$402	$400
1See Available-for-Sale Securities section below for further detail.
2The cost of these securities approximates fair value.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$96	$—	$(1)	$95	$91	$—	$(2)	$89
Corporate securities	179	—	(3)	176	187	—	(4)	183
Total	$275	$—	$(4)	$271	$278	$—	$(6)	$272
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Corporate available-for-sale investment securities held at March 31, 2023 and December 31, 2022 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.

MASTERCARD MARCH 31, 2023 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at March 31, 2023 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$156	$155
Due after 1 year through 5 years	119	116
Total	$275	$271
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, time deposits and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2023 and 2022 were not material.
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2022	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2023
	(in millions)
Marketable securities	$399	$—	$—	$(66)	$3	$336
Nonmarketable securities	1,331	22	(44)	(146)	4	1,167
Total equity investments	$1,730	$22	$(44)	$(212)	$7	$1,503
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	March 31, 2023	December 31, 2022
	(in millions)
Measurement alternative	$958	$1,087
Equity method	209	244
Total Nonmarketable securities	$1,167	$1,331
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through March 31, 2023:

(in millions)
Initial cost basis	$504
Cumulative adjustments [1]:
Upward adjustments	620
Downward adjustments (including impairment)	(166)
Carrying amount, end of period	$958
1 Includes immaterial translational impact of currency.

14 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Measurement alternative investments:
Upward adjustments	$—	$86
Downward adjustments (including impairment)	(133)	—
Marketable securities:
Unrealized gains (losses), net	(66)	(162)
Note 7. Fair Value Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Financial instruments are categorized for fair value measurement purposes as recurring or non-recurring in nature.

MASTERCARD MARCH 31, 2023 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$31	$64	$—	$95	$35	$54	$—	$89
Corporate securities	—	176	—	176	—	183	—	183
Derivative instruments [2]:
Foreign exchange contracts	—	47	—	47	—	108	—	108
Marketable securities [3]:
Equity securities	336	—	—	336	399	—	—	399
Deferred compensation plan [4]:
Deferred compensation assets	81	—	—	81	74	—	—	74

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$43	$—	$43	$—	$21	$—	$21
Interest rate contracts	—	89	—	89	—	105	—	105
Deferred compensation plan [5]:
Deferred compensation liabilities	80	—	—	80	73	—	—	73
1The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale non-U.S. government and agency securities and corporate securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
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

16 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt
The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At March 31, 2023, the carrying value and fair value of debt was $15.6 billion and $14.6 billion, respectively. At December 31, 2022, the carrying value and fair value of debt was $14.0 billion and $12.7 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$1,448	$1,392
Prepaid income taxes	25	34
Other	1,028	920
Total prepaid expenses and other current assets	$2,501	$2,346
Other assets consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$4,715	$4,578
Equity investments	1,503	1,730
Income taxes receivable	691	633
Other	732	639
Total other assets	$7,641	$7,580
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$5,619	$5,600
Personnel costs	589	1,322
Income and other taxes	588	279
Other	514	600
Total accrued expenses	$7,310	$7,801
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of March 31, 2023 and December 31, 2022, long-term customer and merchant incentives included in other liabilities were $2,433 million and $2,293 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company’s provision for litigation was $1,107 million and $1,094 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD MARCH 31, 2023 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Debt consisted of the following:

			March 31, 2023	December 31, 2022	Effective Interest Rate
			(in millions)
Senior Notes

2023 USD Notes	4.875%	Senior Notes due March 2028	$750	$—	5.003%
	4.850%	Senior Notes due March 2033	750	—	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	815	800	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	870	854	2.189%
	2.500%	Senior Notes due December 2030	163	160	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

Other Debt

2022 INR Term Loan [3]	8.640%	Term Loan due July 2023	277	275	9.090%

			15,775	14,239
Less: Unamortized discount and debt issuance costs			(118)	(111)
Less: Cumulative hedge accounting fair value adjustments [4]			(89)	(105)
Total debt outstanding			15,568	14,023
Less: Short-term debt [5]			(276)	(274)
Long-term debt			$15,292	$13,749
1 €750 million euro-denominated debt issued in February 2022.
2 €950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3 INR22.7 billion Indian rupee-denominated loan issued in July 2022.
4 The Company has an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
5 The INR Term Loan due July 2023 is classified as short-term debt on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.
Senior Notes
In March 2023, the Company issued $750 million principal amount of notes due March 2028 and $750 million principal amount of notes due March 2033 (collectively the “2023 USD Notes”). The net proceeds from the issuance of the 2023 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.489 billion.

18 MASTERCARD MARCH 31, 2023 FORM 10-Q

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
Indian Rupee (“INR”) Term Loan
In July 2022, the Company entered into an unsecured INR22.7 billion ($277 million as of March 31, 2023) term loan due July 2023 (the “2022 INR Term Loan”). The net proceeds of the 2022 INR Term Loan, after deducting issuance costs, were INR22.6 billion ($284 million as of the date of settlement).
In April 2023, the Company entered into an additional unsecured INR4.97 billion ($61 million as of the date of settlement) term loan, also due July 2023 (the “2023 INR Term Loan”). The net proceeds of the 2023 INR Term Loan, after deducting issuance costs, were INR4.96 billion ($61 million as of the date of settlement).
The Company obtained the INR Term Loans to serve as economic hedges to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loans are not subject to any financial covenants and they may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Dividends declared per share	$0.57	$0.49
Total dividends declared	$541	$477
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended March 31,
	2023		2022
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	948.4	7.6	972.1	7.8
Purchases of treasury stock	(8.0)	—	(6.8)	—
Share-based payments	0.9	—	1.1	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	941.4	7.5	966.5	7.7

MASTERCARD MARCH 31, 2023 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2022 and November 2021, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $9.0 billion and $8.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$2,878	$2,408
Shares repurchased	8.0	6.8
Average price paid per share	$361.70	$355.13
1The three months ended March 31, 2023 dollar-value of shares repurchased does not include a 1% excise tax on share repurchases that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.
As of March 31, 2023, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $9.3 billion.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022 were as follows:

	December 31, 2022	Increase / (Decrease)	Reclassifications	March 31, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$80	$—	$(1,334)
Translation adjustments on net investment hedges [2]	309	(57)	—	252
Cash flow hedges
Foreign exchange contracts [3]	(8)	(10)	8	(10)
Interest rate contracts	(123)	—	1	(122)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	2	—	(4)
Accumulated other comprehensive income (loss)	$(1,253)	$15	$9	$(1,229)

	December 31, 2021	Increase / (Decrease)	Reclassifications	March 31, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(52)	$—	$(791)
Translation adjustments on net investment hedges [2]	34	67	—	101
Cash flow hedges
Foreign exchange contracts [3]	4	1	(5)	—
Interest rate contracts	(128)	—	1	(127)
Defined benefit pension and other postretirement plans	21	—	—	21
Investment securities available-for-sale	(1)	(1)	—	(2)
Accumulated other comprehensive income (loss)	$(809)	$15	$(4)	$(798)
1During the three months ended March 31, 2023, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro and British pound against the U.S. dollar. During the three months ended March 31, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar, partially offset by the appreciation of the Brazilian real against the U.S. dollar.
2During the three months ended March 31, 2023, the decrease in the accumulated other comprehensive gain related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. During the three months ended March 31, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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

20 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Share-Based Payments
During the three months ended March 31, 2023, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2023	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$123
Restricted stock units	1.1	$349
Performance stock units	0.2	$365
The Company used the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculated the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2023 was estimated to be six years, while the expected volatility was determined to be 29.6%. These awards expire ten years from the date of grant and vest ratably over three years.
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. For RSUs granted in 2023, the awards generally vest ratably over three years.
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
Note 14. Income Taxes
The effective income tax rates were 17.2% and 5.1% for the three months ended March 31, 2023 and 2022, respectively. The higher effective income tax rate for the three months ended March 31, 2023, versus the comparable period in 2022, was primarily due to a prior year discrete tax benefit related to final U.S. tax regulations published in the first quarter of 2022, which resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. Additionally, the U.K. statutory tax rate increase, effective in 2023, contributed to the higher effective income tax rate.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 21

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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019, which was upheld by the appellate court in March 2023. The objectors to the settlement currently have the opportunity to petition the U.S. Supreme Court to hear an appeal of this order. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims.
Separately, settlement negotiations with the Rules Relief Class are ongoing. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020. In September 2021, the district court granted the Rules Relief Class’s motion for class certification.

22 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023 and December 31, 2022, Mastercard had accrued a liability of $1,094 million and $894 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. During the first quarter of 2023, Mastercard recorded an additional accrual of $211 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. As of March 31, 2023 and December 31, 2022, Mastercard had $596 million and $589 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of March 31, 2023 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard, has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.6 billion (approximately $0.7 billion as of March 31, 2023) of unresolved damages claims remain.
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
During the third quarter of 2022, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions and inter-regional consumer card transactions in both the U.K. and the European Union. The plaintiffs have claimed damages against Mastercard of approximately £0.5 billion (approximately $0.6 billion as of March 31, 2023). The court held a hearing on the plaintiffs’ collective action application in April 2023.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $17 billion as of March 31, 2023). Following various hearings since July 2017 regarding collective action and scope, in August 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. In January 2023, the trial court held a hearing on Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. The trial court has scheduled an additional hearing for July 2023 regarding Mastercard’s request to preclude the plaintiffs from seeking damages with respect to U.K. domestic interchange fees.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of March 31, 2023) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
In April 2023, the Serbian Competition Commission issued a Statement of Objections (“SO”) against Mastercard. The SO covers historic domestic interchange fees from 2013 to 2018. The SO seeks monetary fines and costs but no business practices changes.
Australia. In May 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues has been scheduled for July 2024.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 23

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
U.S. Federal Trade Commission Investigation
In June 2020, the U.S. Federal Trade Commission’s Bureau of Competition (“FTC”) informed Mastercard that it has initiated a formal investigation into compliance with the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. In particular, the investigation focused on Mastercard’s compliance with the debit routing provisions of the Durbin Amendment.  In December 2022, the FTC voted to issue an administrative complaint and accept a consent agreement with Mastercard. Pursuant to this agreement, Mastercard agreed to provide primary account numbers (PANs) so that merchants can route tokenized online debit transactions to alternative networks. The consent agreement does not include any monetary penalty. The comment period has concluded and the Company is awaiting the FTC’s decision on finalizing the proposed consent agreement.

24 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Department of Justice Investigation
In March 2023, Mastercard received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice Antitrust Division (“DOJ”) seeking documents and information regarding a potential violation of Sections 1 or 2 of the Sherman Act. The CID focuses on Mastercard’s U.S. debit program and competition with other payment networks and technologies. Mastercard is cooperating with the DOJ in connection with the CID.
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
The Company’s estimated settlement exposure was as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Gross settlement exposure	$64,833	$64,885
Risk mitigation arrangements applied to settlement exposure	(9,587)	(10,697)
Net settlement exposure	$55,246	$54,188
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $342 million at March 31, 2023 and December 31, 2022, of which the Company has risk mitigation arrangements for $273 million at March 31, 2023 and December 31, 2022. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 25

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
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three months ended March 31, 2023 and 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three months ended March 31, 2023 and 2022 were not material.
As of March 31, 2023 and December 31, 2022, the Company had €1.7 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three months ended March 31, 2023 and 2022, the Company recorded pre-tax net foreign currency gains (losses) of $(35) million and $51 million, respectively, in other comprehensive income (loss).
As of March 31, 2023 and December 31, 2022, the Company had net foreign currency gains of $252 million and $309 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
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

26 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2023			December 31, 2022
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$709	$5	$19	$642	$4	$15
Interest rate contracts in a fair value hedge [2]	1,000	—	89	1,000	—	105
Foreign exchange contracts in a net investment hedge [1]	2,229	16	16	1,814	103	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	1,988	26	8	521	1	2
Total derivative assets/liabilities	$5,926	$47	$132	$3,977	$108	$126
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended March 31,
	2023	2022		2023	2022
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(10)	$1	Net revenue	$(6)	$7
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(39)	$35
The Company estimates that $21 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2023 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2023	2022
	(in millions)
Foreign exchange derivative contracts
General and administrative	$15	$1
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2022 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2023. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. During the fourth quarter of 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management views its categories of net revenue. Prior period amounts have been reclassified to conform to the updated presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income.

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022
	($ in millions, except per share data)
Net revenue	$5,748	$5,167	11%
Operating expenses	$2,612	$2,217	18%
Operating income	$3,136	$2,950	6%
Operating margin	54.6%	57.1%	(2.5) ppt
Income tax expense	$492	$142	**
Effective income tax rate	17.2%	5.1%	12.1 ppt
Net income	$2,361	$2,631	(10)%
Diluted earnings per share	$2.47	$2.68	(8)%
Diluted weighted-average shares outstanding	956	981	(3)%
**    Not meaningful.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$5,748	$5,136	12%	15%
Adjusted operating expenses	$2,401	$2,182	10%	12%
Adjusted operating margin	58.2%	57.5%	0.7 ppt	1.0 ppt
Adjusted effective income tax rate	18.3%	5.3%	13.0 ppt	13.3 ppt
Adjusted net income	$2,678	$2,702	(1)%	2%
Adjusted diluted earnings per share	$2.80	$2.76	1%	4%
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

28 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three months ended March 31, 2023, versus the comparable period in 2022:

Net revenue	Adjusted net revenue
Three Months Ended March 31, 2023		Adjusted net revenue increased 15% on a currency-neutral basis. The increase was attributable to growth in both our payment network and value-added services and solutions.
GAAP	Non-GAAP (currency-neutral)
up 11%	up 15%

Operating expenses	Adjusted operating expenses
Three Months Ended March 31, 2023
Adjusted operating expenses increased 12% on a currency-neutral basis, which includes 2 percentage points of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs.

GAAP	Non-GAAP (currency-neutral)
up 18%	up 12%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended March 31, 2023
The adjusted effective income tax rate of 18.3% was higher than the prior year rate of 5.3% due to a prior year discrete tax benefit related to final U.S. tax regulations published in the first quarter of 2022, which resulted in a valuation allowance release of $333 million, as well as an increase in the U.K. statutory tax rate effective in 2023.

GAAP	Non-GAAP
17.2%	18.3%
Other financial highlights for the three months ended March 31, 2023 were as follows:
•We generated net cash flows from operations of $1.9 billion.
•We repurchased 8.0 million shares of our common stock for $2.9 billion and paid dividends of $0.5 billion.
•We completed a debt offering for an aggregate principal amount of $1.5 billion.
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
Gains and Losses on Equity Investments
•In the three months ended March 31, 2023 and 2022, we recorded net losses of $212 million ($176 million after tax, or $0.18 per diluted share) and $76 million ($67 million after tax, or $0.07 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three months ended March 31, 2023, we recorded charges of $211 million ($140 million after tax, or $0.15 per diluted share) as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.

MASTERCARD MARCH 31, 2023 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Russia-related impacts
•In the three months ended March 31, 2022, we recorded a net charge of $4 million ($3 million after tax, or an immaterial impact per diluted share), directly related to imposed sanctions and the suspension of our business operations in Russia. The net charge is comprised of general and administrative expenses of $34 million, primarily related to reserves on uncollectible balances with certain sanctioned customers, offset by net benefits of $30 million in net revenue, primarily related to a reduction in payment network rebates and incentives liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
See Note 6 (Investments) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “Management Discussion and Analysis of Financial Condition and Results of Operations - Russia and Ukraine” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion related to certain of our non-GAAP financial measures. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items.
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
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments (“Currency impact”) has been excluded from our currency-neutral growth rates and has been identified in our “Drivers of Change” tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Net Revenue” and “Financial Results - Operating Expenses” for our "Drivers of Change” tables.
Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP.

30 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended March 31, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,748	$2,612	54.6%	$(283)	17.2%	$2,361	$2.47
(Gains) losses on equity investments	**	**	**	212	—%	176	0.18
Litigation provisions	**	(211)	3.7%	**	1.1%	140	0.15
Adjusted - Non-GAAP	$5,748	$2,401	58.2%	$(71)	18.3%	$2,678	$2.80

	Three Months Ended March 31, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,167	$2,217	57.1%	$(177)	5.1%	$2,631	$2.68
(Gains) losses on equity investments	**	**	**	76	0.2%	67	0.07
Russia-related impacts	(30)	(34)	0.4%	**	—%	3	—
Adjusted - Non-GAAP	$5,136	$2,182	57.5%	$(101)	5.3%	$2,702	$2.76
Note: Tables may not sum due to rounding.
**    Not applicable.
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2023 as compared to the Three Months Ended March 31, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	11%	18%	(2.5) ppt	12.1 ppt	(10)%	(8)%
(Gains) losses on equity investments	**	**	**	(0.2) ppt	4%	4%
Litigation provisions	**	(10)%	3.7 ppt	1.1 ppt	5%	5%
Russia-related impacts	1%	2%	(0.4) ppt	— ppt	—%	—%
Adjusted - Non-GAAP	12%	10%	0.7 ppt	13.0 ppt	(1)%	1%
Currency impact [1]	3%	2%	0.3 ppt	0.3 ppt	3%	3%
Adjusted - Non-GAAP - currency-neutral	15%	12%	1.0 ppt	13.3 ppt	2%	4%
Note: Table may not sum due to rounding.
**    Not applicable.
1    See “Non-GAAP Financial Information” for further information on Currency impact.
Key Metrics and Drivers
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 31

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
2    Growth rates are normalized to eliminate the effects of differing switching and carryover days between periods, as needed. Carryover days are those where transactions and volumes from days where the Company does not clear and settle are processed.
The following tables provide a summary of the growth trends in our key drivers.

	Three Months Ended March 31,
	2023		2022
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	10%	15%	12%	17%
United States	9%	9%	14%	14%
Worldwide less United States	11%	18%	11%	19%

Cross-border volume growth [1]	29%	35%	45%	53%

Mastercard-branded GDV growth adjusted for Russia [1,2]	11%	16%	16%	20%
Worldwide less United States GDV growth adjusted for Russia [1,2]	12%	20%	17%	24%

Cross-border volume growth adjusted for Russia [1,2]	33%	40%	45%	52%

	Three Months Ended March 31,
	2023	2022
	Increase/(Decrease)
Switched transactions growth	12%	22%

Switched transactions growth adjusted for Russia [2]	20%	24%
1    Excludes volume generated by Maestro and Cirrus cards.
2    Starting in the first quarter of 2022, as a result of imposed sanctions and the suspension of our business operations in Russia, we have provided adjusted growth rates for our key drivers excluding activity from Russian issued cards from the prior periods. See “Management Discussion and Analysis of Financial Condition and Results of Operations - Russia and Ukraine” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
Key Metrics related to the Payment Network
Assessments represent agreed-upon standard pricing provided to our customers based on various forms of payment-related activity. Assessments are used internally by management to monitor operating performance as it allows for comparability and provides visibility into cardholder trends. Assessments do not represent our net revenue.
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

32 MASTERCARD MARCH 31, 2023 FORM 10-Q

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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network.

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)	Currency-neutral Increase/(Decrease)
	($ in millions)
Domestic assessments	$2,254	$2,108	7%	9%
Cross-border assessments	1,849	1,390	33%	39%
Transaction processing assessments	2,752	2,457	12%	14%
Other network assessments	212	168	26%	28%
Foreign Currency
Currency Impact
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2023, GDV on a U.S. dollar-converted basis increased 10% while GDV on a local currency basis increased 15% versus the comparable period in 2022. Further, the impact from transactional currency occurs in our key metric related to transaction processing assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 33

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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022
	($ in millions)
Payment network	$3,650	$3,399	7%
Value-added services and solutions	2,098	1,768	19%
Total net revenue	5,748	5,167	11%
Special Items [1]	—	(30)	**
Adjusted net revenue (excluding Special Items 1)	$5,748	$5,136	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2023
For the three months ended March 31, 2023, net revenue increased 11% versus the comparable period in 2022. Adjusted net revenue increased 12%, or 15% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 7%, or 10% on a currency-neutral basis, in 2023 versus 2022. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. The 10% increase on a currency-neutral basis is 1 percentage point lower due to the Russia-related Special Item in 2022. Net revenue from our payment network includes $3,417 million of rebates and incentives provided to customers, which increased 25%, or 28% on a currency-neutral basis, in 2023 versus 2022, primarily due to an increase in our key drivers as well as new and renewed deals. The 28% increase on a currency-neutral basis is 1 percentage point higher due to the Russia-related Special Item in 2022.
Net revenue from our value-added services and solutions increased 19%, or 21% on a currency-neutral basis, in 2023 versus 2022, which includes a 1 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of our cyber and intelligence solutions, driven by growth in our underlying key drivers and fraud solutions as well as scaling of our identity and authentication solutions. In addition, growth in our data analytics, consulting and marketing services, as well as our loyalty solutions, further contributed to the increase.
2022
For the three months ended March 31, 2022, net revenue increased 24% versus the comparable period in 2021. Adjusted net revenue increased 24%, or 27% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions and included 2 percentage points of growth from acquisitions.

34 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our payment network increased 28%, or 33% on a currency-neutral basis, in 2022 versus 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. The 33% increase on a currency-neutral basis is 1 percentage point higher due to the Russia-related Special Item in 2022. Net revenue from our payment network includes $2,724 million of rebates and incentives provided to customers, which increased 25%, or 28% on a currency-neutral basis, in 2022 versus 2021, primarily due to an increase in our key drivers as well as new and renewed deals. The 28% increase on a currency-neutral basis is 1 percentage point lower due to the Russia-related Special Item in 2022.
Net revenue from our value-added services and solutions increased 17%, or 20% on a currency-neutral basis, in 2022 versus 2021, which includes a 6 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of our cyber and intelligence solutions, driven by growth in our underlying key drivers as well as the scaling of our authentication solutions. In addition, growth in our consulting and data analytics services further contributed to the increase.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of how we recognize revenue.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31,
	Increase/(Decrease)
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2023		2022		2023	2022	2023	2022	2023	2022	2023	2022
Payment network	11%	1	33%	1	—%	—%	(3)%	(6)%	(1)%	1%	7%	28%
Value-added services and solutions	20%	2	14%	2	1%	6%	(2)%	(3)%	**	**	19%	17%
Net revenue	14%		25%		—%	2%	(3)%	(3)%	(1)%	1%	11%	24%
Note: Table may not sum due to rounding.
**    Not applicable.
1Includes impacts from our key drivers and metrics, offset by rebates and incentives.
2Includes impacts from cyber and intelligence, data and services, processing and gateway, ACH batch and real-time account-based domestic and cross-border payments and solutions, opening banking and digital identity, offset by rebates and incentives.
3Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.
4See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Operating Expenses
For the three months ended March 31, 2023, operating expenses increased 18% versus the comparable period in 2022. Adjusted operating expenses increased 10%, or 12% on a currency-neutral basis, versus the comparable period in 2022, which includes a 2 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2023	2022
	($ in millions)
General and administrative	$2,043	$1,844	11%
Advertising and marketing	167	181	(8)%
Depreciation and amortization	191	192	—%
Provision for litigation	211	—	**
Total operating expenses	2,612	2,217	18%
Special Items [1]	(211)	(34)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,401	$2,182	10%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD MARCH 31, 2023 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of changes in operating expenses:

	Three Months Ended March 31, 2023
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Special Items [2]	Total
General and administrative	13%	2%	(2)%	(2)%	11%
Advertising and marketing	(6)%	—%	(3)%	**	(8)%
Depreciation and amortization	—%	2%	(3)%	**	—%
Provision for litigation	**	**	**	**	**
Total operating expenses	10%	2%	(2)%	8%	18%
Note: Table may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
For the three months ended March 31, 2023, general and administrative expenses increased 11%, or 13% on a currency-neutral basis, versus the comparable period in 2022. Current period results include growth of 2 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, partially offset by a decrease of 2 percentage points from the Special Item for Russia-related impacts in 2022.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022
	($ in millions)
Personnel [1]	$1,426	$1,181	21%
Professional fees	100	86	16%
Data processing and telecommunications	235	235	—%
Foreign exchange activity [2]	16	36	**
Other [1]	266	306	(13)%
Total general and administrative expenses	$2,043	$1,844	11%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    For the three months ended March 31, 2022, total general and administrative expenses includes a Special Item for Russia-related impacts of $34 million, of which $5 million is included within Personnel and $29 million is included within Other. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended March 31, 2023, advertising and marketing expenses decreased 8%, or 5% on a currency-neutral basis, versus the comparable period in 2022, primarily due to a decrease in spending on marketing campaigns and advertising, partially offset by an increase in spending on sponsorships.
Depreciation and Amortization
For the three months ended March 31, 2023, depreciation and amortization expenses were relatively flat on both an as reported and a currency-neutral basis, versus the comparable period in 2022.

36 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Litigation
For the three months ended March 31, 2023, we recorded litigation provisions of $211 million as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. See Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “Non-GAAP Financial Information” in this section for further discussion.
Other Income (Expense)
For the three months ended March 31, 2023, other income (expense) was unfavorable $106 million, versus the comparable period in 2022, primarily due to higher net losses in the current year versus the prior year related to unrealized fair market value adjustments on marketable and nonmarketable equity securities. Adjusted other income (expense) was favorable $30 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2022 and 2023 debt issuances.
The components of other income (expense) were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2023	2022
	($ in millions)
Investment income	$55	$5	**
Gains (losses) on equity investments, net	(212)	(76)	**
Interest expense	(132)	(110)	20%
Other income (expense), net	6	4	**
Total other income (expense)	(283)	(177)	**
(Gains) losses on equity investments [1]	212	76	**
Adjusted total other income (expense) [1]	$(71)	$(101)	(30)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 17.2% and 5.1% for the three months ended March 31, 2023 and 2022, respectively. The adjusted effective income tax rates were 18.3% and 5.3% for the three months ended March 31, 2023 and 2022, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2022, primarily due to a prior year discrete tax benefit related to final U.S. tax regulations published in the first quarter of 2022, which resulted in a valuation allowance release of $333 million associated with the U.S. foreign tax credit carryforward deferred tax asset. Additionally, the U.K. statutory tax rate increase, effective in 2023, contributed to the higher as reported and as adjusted effective income tax rates.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2023	December 31, 2022
	(in billions)
Cash, cash equivalents and investments [1]	$7.0	$7.4
Unused line of credit	8.0	8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.2 billion at March 31, 2023 and December 31, 2022.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 37

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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$1,919	$1,782
Net cash used in investing activities	(397)	(287)
Net cash used in financing activities	(1,955)	(2,154)
Net cash provided by operating activities increased $137 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher net income after adjusting for non-cash items and an increase in restricted security deposits held for customers and income taxes payable, partially offset by higher accounts receivable balances.
Net cash used in investing activities increased $110 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to an increase in capitalized software.
Net cash used in financing activities decreased $199 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher proceeds from debt issuances partially offset by higher repurchases of our Class A common stock.
Debt and Credit Availability
In March 2023, the Company issued $750 million principal amount of notes due March 2028 and $750 million principal amount of notes due March 2033 (collectively the “2023 USD Notes”). The net proceeds from the issuance of the 2023 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.489 billion. Our total debt outstanding was $15.6 billion and $14.0 billion at March 31, 2023 and December 31, 2022, respectively, with the earliest maturity of INR22.7 billion ($277 million as of March 31, 2023) of principal occurring in July 2023.
In April 2023, the Company entered into an additional unsecured INR4.97 billion ($61 million as of the date of settlement) term loan, also due July 2023 (the “2023 INR Term Loan”).
As of March 31, 2023, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) which expires in November 2027.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2023 and December 31, 2022.
See Note 10 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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

38 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aggregate payments for quarterly dividends totaled $545 million for the three months ended March 31, 2023.
On December 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.57 per share paid on February 9, 2023 to holders of record on January 9, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $545 million.
On February 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on May 9, 2023 to holders of record on April 7, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $541 million.
Repurchased shares of our common stock are considered treasury stock. In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively. The program approved in 2022 will become effective after completion of the share repurchase program approved in 2021. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through March 31, 2023:

(in millions, except average price data)
Remaining authorization at December 31, 2022	$12,174
Dollar-value of shares repurchased during the three months ended March 31, 2023 [1]	$2,878
Remaining authorization at March 31, 2023	$9,296
Shares repurchased during the three months ended March 31, 2023	8.0
Average price paid per share during the three months ended March 31, 2023	$361.70
1    The dollar-value of shares repurchased does not include a 1% excise tax on share repurchases that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value gain of approximately $16 million and loss of approximately $94 million on our foreign exchange derivative contracts outstanding at March 31, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at March 31, 2023 and December 31, 2022, respectively.
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

MASTERCARD MARCH 31, 2023 FORM 10-Q 39

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
the U.S. dollar could result in a fair value loss of approximately $250 million and $203 million on our foreign exchange derivative contracts designated as a net investment hedge at March 31, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2023 and December 31, 2022.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at March 31, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

40 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2023, we repurchased 8.0 million shares for $2.9 billion at an average price of $361.70 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
January 1 - 31	2,258,292	$367.17	2,258,292	$11,344,781,381
February 1 - 28	2,490,299	$366.46	2,490,299	$10,432,174,055
March 1 - 31	3,208,405	$354.16	3,208,405	$9,295,891,709
Total	7,956,996	$361.70	7,956,996
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
2 In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively.
Item 5. Other information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

42 MASTERCARD MARCH 31, 2023 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
4.1	Officer’s Certificate of the Company, dated as of March 9, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).
4.2
Form of Global Note representing the Company’s 4.875% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 4.850% Notes due 2033 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

10.1*+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2023).
10.2*+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2023).
10.3*+	Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2023).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD MARCH 31, 2023 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 27, 2023	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2023	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2023	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

44 MASTERCARD MARCH 31, 2023 FORM 10-Q