Form 10-Q
period 2023-06-30
Mastercard Inc
filed 2023-07-27
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 24, 2023, there were 934,847,899 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,364,444 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	32	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	47	Item 3.	Quantitative and qualitative disclosures about market risk
	47	Item 4.	Controls and procedures

PART II	50	Item 1.	Legal proceedings
	50	Item 1A.	Risk factors
	50	Item 2.	Unregistered sales of equity securities and use of proceeds
	51	Item 5.	Other information
	51	Item 6.	Exhibits
	53	-	Signatures

2 MASTERCARD JUNE 30, 2023 FORM 10-Q

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

MASTERCARD JUNE 30, 2023 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD JUNE 30, 2023 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net Revenue	$6,269	$5,497	$12,017	$10,664
Operating Expenses:
General and administrative	2,200	1,947	4,243	3,791
Advertising and marketing	201	210	368	391
Depreciation and amortization	192	189	383	381
Provision for litigation	20	133	231	133
Total operating expenses	2,613	2,479	5,225	4,696
Operating income	3,656	3,018	6,792	5,968
Other Income (Expense):
Investment income	59	7	114	12
Gains (losses) on equity investments, net	123	(117)	(89)	(193)
Interest expense	(144)	(114)	(276)	(224)
Other income (expense), net	10	4	16	8
Total other income (expense)	48	(220)	(235)	(397)
Income before income taxes	3,704	2,798	6,557	5,571
Income tax expense	859	523	1,351	665
Net Income	$2,845	$2,275	$5,206	$4,906
Basic Earnings per Share	$3.01	$2.34	$5.48	$5.04
Basic weighted-average shares outstanding	946	971	949	974
Diluted Earnings per Share	$3.00	$2.34	$5.47	$5.02
Diluted weighted-average shares outstanding	949	974	952	977

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net Income	$2,845	$2,275	$5,206	$4,906
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(710)	147	(774)
Income tax effect	—	31	(14)	43
Foreign currency translation adjustments, net of income tax effect	53	(679)	133	(731)

Translation adjustments on net investment hedges	(11)	314	(85)	400
Income tax effect	2	(70)	19	(89)
Translation adjustments on net investment hedges, net of income tax effect	(9)	244	(66)	311

Cash flow hedges	(14)	6	(24)	7
Income tax effect	6	(2)	6	(2)
Reclassification adjustments for cash flow hedges	9	—	17	(5)
Income tax effect	(5)	—	(4)	1
Cash flow hedges, net of income tax effect	(4)	4	(5)	1

Reclassification adjustments for defined benefit pension and other postretirement plans	—	(1)	—	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	(1)	—	(1)

Investment securities available-for-sale	—	(2)	2	(4)
Income tax effect	—	—	—	1
Investment securities available-for-sale, net of income tax effect	—	(2)	2	(3)

Other comprehensive income (loss), net of income tax effect	40	(434)	64	(423)
Comprehensive Income	$2,885	$1,841	$5,270	$4,483

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2023 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	June 30, 2023	December 31, 2022
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,170	$7,008
Restricted cash for litigation settlement	598	589
Investments	344	400
Accounts receivable	3,763	3,425
Settlement assets	1,378	1,270
Restricted security deposits held for customers	1,723	1,568
Prepaid expenses and other current assets	2,554	2,346
Total current assets	16,530	16,606
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,082 and $1,904, respectively	1,986	2,006
Deferred income taxes	1,121	1,151
Goodwill	7,579	7,522
Other intangible assets, net of accumulated amortization of $2,087 and $1,960, respectively	4,049	3,859
Other assets	7,739	7,580
Total Assets	$39,004	$38,724
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$643	$926
Settlement obligations	1,142	1,111
Restricted security deposits held for customers	1,723	1,568
Accrued litigation	1,079	1,094
Accrued expenses	7,117	7,801
Short-term debt	1,336	274
Other current liabilities	1,596	1,397
Total current liabilities	14,636	14,171
Long-term debt	14,284	13,749
Deferred income taxes	395	393
Other liabilities	4,110	4,034
Total Liabilities	33,425	32,347
Commitments and Contingencies
Redeemable Non-controlling Interests	22	21
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,401 and 1,399 shares issued and 936 and 948 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 and 8 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	5,622	5,298
Class A treasury stock, at cost, 465 and 451 shares, respectively	(56,659)	(51,354)
Retained earnings	57,730	53,607
Accumulated other comprehensive income (loss)	(1,189)	(1,253)
Mastercard Incorporated Stockholders' Equity	5,504	6,298
Non-controlling interests	53	58
Total Equity	5,557	6,356
Total Liabilities, Redeemable Non-controlling Interests and Equity	$39,004	$38,724

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended June 30, 2023
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at March 31, 2023	$—	$—	$5,376	$(54,241)	$55,424	$(1,229)	$5,330	$56	$5,386
Net income	—	—	—	—	2,845	—	2,845	—	2,845
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	40	40	—	40
Dividends	—	—	—	—	(538)	—	(538)	—	(538)
Purchases of treasury stock	—	—	—	(2,423)	—	—	(2,423)	—	(2,423)
Share-based payments	—	—	246	5	—	—	251	—	251
Balance at June 30, 2023	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557

	Six Months Ended June 30, 2023
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2022	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	5,206	—	5,206	—	5,206
Activity related to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	64	64	—	64
Dividends	—	—	—	—	(1,079)	—	(1,079)	—	(1,079)
Purchases of treasury stock	—	—	—	(5,317)	—	—	(5,317)	—	(5,317)
Share-based payments	—	—	324	12	—	—	336	—	336
Balance at June 30, 2023	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557

MASTERCARD JUNE 30, 2023 FORM 10-Q 9

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

10 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities
Net income	$5,206	$4,906
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	782	812
Depreciation and amortization	383	381
(Gains) losses on equity investments, net	89	193
Share-based compensation	243	175
Deferred income taxes	24	(466)
Other	37	18
Changes in operating assets and liabilities:
Accounts receivable	(268)	(257)
Settlement assets	(108)	255
Prepaid expenses	(1,286)	(1,033)
Accrued litigation and legal settlements	(20)	85
Restricted security deposits held for customers	155	(252)
Accounts payable	(287)	(110)
Settlement obligations	31	(239)
Accrued expenses	(707)	(282)
Net change in other assets and liabilities	343	53
Net cash provided by operating activities	4,617	4,239
Investing Activities
Purchases of investment securities available-for-sale	(157)	(124)
Purchases of investments held-to-maturity	(31)	(139)
Proceeds from sales of investment securities available-for-sale	45	14
Proceeds from maturities of investment securities available-for-sale	102	113
Proceeds from maturities of investments held-to-maturity	91	160
Purchases of property and equipment	(190)	(201)
Capitalized software	(395)	(280)
Purchases of equity investments	(53)	(43)
Proceeds from sales of equity investments	44	6
Acquisition of businesses, net of cash acquired	—	(313)
Other investing activities	(71)	(5)
Net cash used in investing activities	(615)	(812)
Financing Activities
Purchases of treasury stock	(5,294)	(4,788)
Dividends paid	(1,086)	(956)
Proceeds from debt, net	1,550	843
Tax withholdings related to share-based payments	(79)	(136)
Cash proceeds from exercise of stock options	172	68
Other financing activities	3	(6)
Net cash used in financing activities	(4,734)	(4,975)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	57	(202)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(675)	(1,750)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,196	9,902
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,521	$8,152

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2023 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to consolidated financial statements (unaudited)
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a global technology company in the payments industry. Mastercard connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic forms of payment instead of cash and checks and making those payment transactions safe, simple, smart and accessible.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At June 30, 2023 and December 31, 2022, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. During the fourth quarter of 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management views its categories of net revenue. Prior period amounts have been reclassified to conform to the 2022 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of December 31, 2022. The consolidated financial statements for the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
In April 2022, Mastercard acquired 100% equity interest in Dynamic Yield LTD. As of March 31, 2023, the Company finalized the purchase price accounting of $325 million for this acquisition. The final fair value of the purchase price allocation was not materially different than the preliminary estimated fair value. For the preliminary estimated fair value of the purchase price allocation as of the acquisition date, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

12 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net revenue by category:
Payment network	$4,073	$3,609	$7,723	$7,008
Value-added services and solutions	2,196	1,888	4,294	3,656
Net revenue	$6,269	$5,497	$12,017	$10,664
Net revenue by geographic region:
North American Markets [1]	$2,138	$2,008	$4,034	$3,738
International Markets	4,131	3,489	7,983	6,926
Net revenue	$6,269	$5,497	$12,017	$10,664
1.North American Markets includes the United States and Canada, excluding the U.S. Territories.
The Company’s customers are generally billed weekly, however, the frequency is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	June 30, 2023	December 31, 2022
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,531	$3,213
Contract assets
Prepaid expenses and other current assets	108	118
Other assets	421	442
Deferred revenue [1]
Other current liabilities	567	434
Other liabilities	290	248

1    Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2023 was $457 million and $828 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Numerator
Net income	$2,845	$2,275	$5,206	$4,906
Denominator
Basic weighted-average shares outstanding	946	971	949	974
Dilutive stock options and stock units	2	3	3	3
Diluted weighted-average shares outstanding [1]	949	974	952	977
Earnings per Share
Basic	$3.01	$2.34	$5.48	$5.04
Diluted	$3.00	$2.34	$5.47	$5.02
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.

MASTERCARD JUNE 30, 2023 FORM 10-Q 13

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

	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$6,170	$7,008
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement	598	589
Restricted security deposits held for customers	1,723	1,568
Prepaid expenses and other current assets	30	31
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,521	$9,196
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Available-for-sale securities [1]	$279	$272
Held-to-maturity securities [2]	65	128
Total investments	$344	$400
1See Available-for-Sale Securities section below for further detail.
2Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2023 and 2022 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$100	$—	$(1)	$99	$91	$—	$(2)	$89
Corporate securities	183	—	(3)	180	187	—	(4)	183
Total	$283	$—	$(4)	$279	$278	$—	$(6)	$272
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Corporate available-for-sale investment securities held at June 30, 2023 and December 31, 2022 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.

14 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at June 30, 2023 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$167	$166
Due after 1 year through 5 years	116	113
Total	$283	$279
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2022	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2023
	(in millions)
Marketable securities	$399	$—	$—	$55	$8	$462
Nonmarketable securities	1,331	53	(44)	(144)	6	1,202
Total equity investments	$1,730	$53	$(44)	$(89)	$14	$1,664
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2023	December 31, 2022
	(in millions)
Measurement alternative	$991	$1,087
Equity method	211	244
Total Nonmarketable securities	$1,202	$1,331
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through June 30, 2023:

(in millions)
Initial cost basis	$529
Cumulative adjustments [1]:
Upward adjustments	629
Downward adjustments (including impairment)	(167)
Carrying amount, end of period	$991
1 Includes immaterial translational impact of currency.

MASTERCARD JUNE 30, 2023 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Measurement alternative investments:
Upward adjustments	$6	$17	$6	$103
Downward adjustments (including impairment)	(2)	(12)	(135)	(12)
Marketable securities:
Unrealized gains (losses), net	121	(126)	55	(288)
Note 7. Fair Value Measurements
The Company’s financial instruments are carried at fair value, cost or amortized cost on the consolidated balance sheet. The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”).
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.

16 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$39	$60	$—	$99	$35	$54	$—	$89
Corporate securities	—	180	—	180	—	183	—	183
Derivative instruments [2]:
Foreign exchange contracts	—	49	—	49	—	108	—	108
Marketable securities [3]:
Equity securities	462	—	—	462	399	—	—	399
Deferred compensation plan [4]:
Deferred compensation assets	86	—	—	86	74	—	—	74

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$55	$—	$55	$—	$21	$—	$21
Interest rate contracts	—	105	—	105	—	105	—	105
Deferred compensation plan [5]:
Deferred compensation liabilities	84	—	—	84	73	—	—	73
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

MASTERCARD JUNE 30, 2023 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheet at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At June 30, 2023, the carrying value and fair value of debt was $15.6 billion and $14.4 billion, respectively. At December 31, 2022, the carrying value and fair value of debt was $14.0 billion and $12.7 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$1,472	$1,392
Prepaid income taxes	65	34
Other	1,017	920
Total prepaid expenses and other current assets	$2,554	$2,346
Other assets consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$4,778	$4,578
Equity investments	1,664	1,730
Income taxes receivable	656	633
Other	641	639
Total other assets	$7,739	$7,580
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$5,397	$5,600
Personnel costs	754	1,322
Income and other taxes	449	279
Other	517	600
Total accrued expenses	$7,117	$7,801
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of June 30, 2023 and December 31, 2022, long-term customer and merchant incentives included in other liabilities were $2,507 million and $2,293 million, respectively.

18 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023 and December 31, 2022, the Company’s provision for litigation was $1,079 million and $1,094 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD JUNE 30, 2023 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Debt consisted of the following:

			June 30, 2023	December 31, 2022	Effective Interest Rate
			(in millions)
Senior Notes

2023 USD Notes	4.875%	Senior Notes due March 2028	$750	$—	5.003%
	4.850%	Senior Notes due March 2033	750	—	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	817	800	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	872	854	2.189%
	2.500%	Senior Notes due December 2030	163	160	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

Other Debt

April 2023 INR Term Loan [3]	9.480%	Term Loan due July 2023	61	—	9.705%

2022 INR Term Loan [4]	8.640%	Term Loan due July 2023	277	275	9.090%

			15,840	14,239
Less: Unamortized discount and debt issuance costs			(115)	(111)
Less: Cumulative hedge accounting fair value adjustments [5]			(105)	(105)
Total debt outstanding			15,620	14,023
Less: Short-term debt [6]			(1,336)	(274)
Long-term debt			$14,284	$13,749
1 €750 million euro-denominated debt issued in February 2022.
2 €950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3 INR4.97 billion Indian rupee-denominated loan issued in April 2023.
4 INR22.7 billion Indian rupee-denominated loan issued in July 2022.
5 The Company has an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
6 The INR Term Loans due July 2023 and the 2014 USD Notes due April 2024 are classified as short-term debt on the consolidated balance sheet as of June 30, 2023. The INR Term Loan due July 2023 is classified as short-term debt on the consolidated balance sheet as of December 31, 2022.

20 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
Indian Rupee (“INR”) Term Loan
In July 2022, the Company entered into an unsecured INR22.7 billion ($277 million as of June 30, 2023) term loan originally due July 2023 (the “2022 INR Term Loan”). The net proceeds of the 2022 INR Term Loan, after deducting issuance costs, were INR22.6 billion ($284 million as of the date of settlement).
In April 2023, the Company entered into an additional unsecured INR4.97 billion ($61 million as of June 30, 2023) term loan, also originally due July 2023 (the “April 2023 INR Term Loan”). The net proceeds of the April 2023 INR Term Loan, after deducting issuance costs, were INR4.96 billion ($61 million as of the date of settlement).
In July 2023, the Company modified and combined each of the 2022 INR Term Loan and April 2023 INR Term Loan, increasing the total of the unsecured loans to INR28 billion ($342 million as of the date of settlement), which was an increase of INR412 million ($5 million as of the date of settlement) due July 2024.
The Company obtained the INR Term Loans to serve as economic hedges to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loans are not subject to any financial covenants and they may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Dividends declared per share	$0.57	$0.49	$1.14	$0.98
Total dividends declared	$538	$474	$1,079	$951

MASTERCARD JUNE 30, 2023 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended June 30,
	2023		2022
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	941.4	7.5	966.5	7.7
Purchases of treasury stock	(6.5)	—	(6.9)	—
Share-based payments	0.9	—	0.4	—
Conversion of Class B to Class A common stock	0.1	(0.1)	—	—
Balance at end of period	935.9	7.4	960.0	7.7

	Six Months Ended June 30,
	2023		2022
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	948.4	7.6	972.1	7.8
Purchases of treasury stock	(14.4)	—	(13.7)	—
Share-based payments	1.7	—	1.5	—
Conversion of Class B to Class A common stock	0.2	(0.2)	0.1	(0.1)
Balance at end of period	935.9	7.4	960.0	7.7
In December 2022 and November 2021, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $9.0 billion and $8.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Six Months Ended June 30,
	2023	2022
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$5,294	$4,788
Shares repurchased	14.4	13.7
Average price paid per share	$367.00	$350.10
1The six months ended June 30, 2023 dollar-value of shares repurchased does not include a 1% excise tax that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.
As of June 30, 2023, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $6.9 billion.

22 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2023 and 2022 were as follows:

	December 31, 2022	Increase / (Decrease)	Reclassifications	June 30, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$133	$—	$(1,281)
Translation adjustments on net investment hedges [2]	309	(66)	—	243
Cash flow hedges
Foreign exchange contracts [3]	(8)	(18)	11	(15)
Interest rate contracts	(123)	—	2	(121)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	2	—	(4)
Accumulated other comprehensive income (loss)	$(1,253)	$51	$13	$(1,189)

	December 31, 2021	Increase / (Decrease)	Reclassifications	June 30, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(731)	$—	$(1,470)
Translation adjustments on net investment hedges [2]	34	311	—	345
Cash flow hedges
Foreign exchange contracts [3]	4	5	(6)	3
Interest rate contracts	(128)	—	2	(126)
Defined benefit pension and other postretirement plans	21	—	(1)	20
Investment securities available-for-sale	(1)	(3)	—	(4)
Accumulated other comprehensive income (loss)	$(809)	$(418)	$(5)	$(1,232)
1During the six months ended June 30, 2023, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound and euro against the U.S. dollar. During the six months ended June 30, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar.
2During the six months ended June 30, 2023, the decrease in the accumulated other comprehensive gain related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. During the six months ended June 30, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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
Note 13. Share-Based Payments
During the six months ended June 30, 2023, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

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

MASTERCARD JUNE 30, 2023 FORM 10-Q 23

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
Note 14. Income Taxes
The effective income tax rates were 23.2% and 18.7% for the three months ended June 30, 2023 and 2022, respectively. The higher effective income tax rate for the three months ended June 30, 2023, versus the comparable period in 2022, was primarily due to a $212 million discrete tax expense to establish a valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset resulting from foreign tax legislation enacted in Brazil in the current period. The U.K. statutory tax rate increase, effective in 2023, also contributed to the higher effective income tax rate for the current period.
The effective income tax rates were 20.6% and 11.9% for the six months ended June 30, 2023 and 2022, respectively. The higher effective income tax rate for the six months ended June 30, 2023, versus the comparable period in 2022, was primarily due to changes in the valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset. In 2022, the Company recognized a discrete tax benefit related to final U.S. tax regulations published in the first quarter of 2022 (the “2022 Regulations”), which resulted in a valuation allowance release of $333 million. In the second quarter of 2023, foreign tax legislation was enacted in Brazil which changed the treatment of foreign taxes paid under the 2022 Regulations. Therefore, the Company recognized a $212 million discrete tax expense in 2023 to establish the valuation allowance on the remaining U.S. foreign tax credit carryforward deferred tax asset. The foreign tax legislation allows the Company the ability to generate additional foreign tax credits going forward. The U.K. statutory tax rate increase, effective in 2023, also contributed to the higher effective income tax rate in 2023.
On July 21, 2023, the U.S. Department of Treasury released Notice 2023-55 (the “Notice”), providing taxpayers relief from certain aspects of the 2022 Regulations for 2022 and 2023. The Company is evaluating the impacts of the Notice to its effective tax rate, as well as deferred tax assets and corresponding valuation allowance.
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

24 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims. The time period during which Damages Class members were permitted to opt out of the class settlement agreement ended in July 2019 with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The district court granted final approval of the settlement in December 2019, which was upheld by the appellate court in March 2023. The objectors to the settlement could petition the U.S. Supreme Court to request that the court agree to hear an appeal of this order. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims.
Separately, settlement negotiations with the Rules Relief Class are ongoing. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020. In September 2021, the district court granted the Rules Relief Class’s motion for class certification.
As of June 30, 2023 and December 31, 2022, Mastercard had accrued a liability of $1,067 million and $894 million, respectively, as a reserve for both the Damages Class litigation and the opt-out merchant cases. During the first quarter of 2023, Mastercard recorded an additional accrual of $211 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. As of June 30, 2023 and December 31, 2022, Mastercard had $598 million and $589 million, respectively, in a qualified cash

MASTERCARD JUNE 30, 2023 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. The reserve as of June 30, 2023 for both the Damages Class litigation and the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters. The portion of the accrued liability relating to both the opt-out merchants and the Damages Class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. During the second quarter of 2023, Mastercard incurred charges of $20 million as a result of settlements with a number of U.K. and Pan-European merchants. Following these settlements, approximately £1.1 billion (approximately $1.4 billion as of June 30, 2023) of unresolved damages claims remain.
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
During the third quarter of 2022, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions and inter-regional consumer card transactions in both the U.K. and the European Union. The plaintiffs have claimed damages against Mastercard of approximately £0.5 billion (approximately $0.6 billion as of June 30, 2023). In June 2023, the court denied the plaintiffs’ collective action application. The plaintiffs were granted two months from the date of the court decision in which to file an amended collective action application otherwise, the case will be dismissed.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of June 30, 2023). Following various hearings since July 2017 regarding collective action and scope, in August 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. In January 2023, the trial court held a hearing on Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In July 2023, the trial court held an additional hearing regarding whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of June 30, 2023) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
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

26 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In September 2019, the plaintiffs filed with the district court their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs’ request for class certification. Visa and Mastercard subsequently appealed the certification decision to the appellate court. In July 2023, the D.C. Circuit Court affirmed the district court order granting class certification. Mastercard has the opportunity to request permission to appeal the decision.
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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification and in January 2021, the Network Defendants’ request for permission to appeal that decision was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgment concluded.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In December 2019, the Federal Communications Commission (“FCC”) issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received online via email. In December 2021, the trial court granted plaintiffs’ request for class certification, but narrowed the scope of the class to stand alone fax recipients only. Mastercard’s request to appeal that decision was denied. Briefing on plaintiffs’ motion to amend the class definition and Mastercard’s cross-motion to decertify the stand alone fax recipient class was completed in April 2023.
U.S. Federal Trade Commission Investigation
In June 2020, the U.S. Federal Trade Commission’s Bureau of Competition (“FTC”) informed Mastercard that it initiated a formal investigation into compliance with the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. In particular, the investigation focused on Mastercard’s compliance with the debit routing provisions of the Durbin Amendment.  In December 2022, the FTC voted to issue an administrative complaint and accept a consent agreement with Mastercard. Pursuant to this agreement, Mastercard agreed to provide primary account numbers (PANs) so that merchants can route tokenized online debit transactions to alternative networks. The consent agreement does not include any monetary penalty. Following a public comment period, the FTC finalized the consent agreement in May 2023.
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

MASTERCARD JUNE 30, 2023 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Settlement and Other Risk Management
Mastercard’s rules guarantee the settlement of many of the transactions between its customers (“settlement risk”). Settlement exposure is the settlement risk to customers under Mastercard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. For those transactions the Company guarantees, the guarantee will cover the full amount of the settlement obligation to the extent the settlement obligation is not otherwise satisfied. The duration of the settlement exposure is short-term and generally limited to a few days.
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
As part of its policies, Mastercard requires certain customers that are not in compliance with the Company’s risk standards to enter into risk mitigation arrangements, including cash collateral and/or forms of credit enhancement such as letters of credit and guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio and the adequacy of its risk mitigation arrangements on a regular basis. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure was as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Gross settlement exposure	$70,079	$64,885
Risk mitigation arrangements applied to settlement exposure [1]	(10,568)	(9,224)
Net settlement exposure [1]	$59,511	$55,661
1The Company corrected its estimated net settlement exposure as of December 31, 2022. The correction was not material to the net settlement exposures previously reported and had no impact to any of the Company’s financial statement line items.
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $341 million and $342 million at June 30, 2023 and December 31, 2022, respectively, of which the Company has risk mitigation arrangements for $273 million at June 30, 2023 and December 31, 2022. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

28 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three and six months ended June 30, 2023 and 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and six months ended June 30, 2023 and 2022 were not material.
As of June 30, 2023 and December 31, 2022, the Company had €1.7 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three and six months ended June 30, 2023 and 2022, the Company recorded pre-tax net foreign currency gains (losses) of $(4) million and $(39) million and $148 million and $199 million, respectively, in other comprehensive income (loss).
As of June 30, 2023 and December 31, 2022, the Company had net foreign currency gains of $243 million and $309 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
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

MASTERCARD JUNE 30, 2023 FORM 10-Q 29

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2023			December 31, 2022
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$714	$5	$26	$642	$4	$15
Interest rate contracts in a fair value hedge [2]	1,000	—	105	1,000	—	105
Foreign exchange contracts in a net investment hedge [1]	2,235	12	17	1,814	103	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	2,193	32	12	521	1	2
Total derivative assets/liabilities	$6,142	$49	$160	$3,977	$108	$126
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended June 30,
	2023	2022		2023	2022
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(14)	$6	Net revenue	$(8)	$1
Interest rate contracts	$—	$—	Interest expense	$(1)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(7)	$166

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Six Months Ended June 30,
	2023	2022		2023	2022
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(24)	$7	Net revenue	$(14)	$8
Interest rate contracts	$—	$—	Interest expense	$(3)	$(3)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(46)	$201
The Company estimates that $28 million, pre-tax, of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2023 will be reclassified into the consolidated statement of operations within the next 12 months. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.

30 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2023	2022	2023	2022
	(in millions)
Foreign exchange derivative contracts
General and administrative	$10	$12	$25	$13
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. The Company’s derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions. However, the Company has elected to present derivative assets and liabilities on a gross basis on the consolidated balance sheet. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

MASTERCARD JUNE 30, 2023 FORM 10-Q 31

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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2023	2022		2023	2022
	($ in millions, except per share data)
Net revenue	$6,269	$5,497	14%	$12,017	$10,664	13%
Operating expenses	$2,613	$2,479	5%	$5,225	$4,696	11%
Operating income	$3,656	$3,018	21%	$6,792	$5,968	14%
Operating margin	58.3%	54.9%	3.4 ppt	56.5%	56.0%	0.6 ppt
Income tax expense	$859	$523	64%	$1,351	$665	**
Effective income tax rate	23.2%	18.7%	4.5 ppt	20.6%	11.9%	8.7 ppt
Net income	$2,845	$2,275	25%	$5,206	$4,906	6%
Diluted earnings per share	$3.00	$2.34	28%	$5.47	$5.02	9%
Diluted weighted-average shares outstanding	949	974	(3)%	952	977	(3)%
**    Not meaningful.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	As adjusted	Currency-neutral	2023	2022	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue	$6,269	$5,491	14%	15%	$12,017	$10,627	13%	15%
Adjusted operating expenses	$2,592	$2,313	12%	13%	$4,993	$4,496	11%	12%
Adjusted operating margin	58.6%	57.9%	0.8 ppt	0.8 ppt	58.4%	57.7%	0.7 ppt	0.9 ppt
Adjusted effective income tax rate	23.9%	18.8%	5.1 ppt	5.1 ppt	21.2%	12.3%	8.9 ppt	9.0 ppt
Adjusted net income	$2,742	$2,497	10%	11%	$5,420	$5,199	4%	6%
Adjusted diluted earnings per share	$2.89	$2.56	13%	14%	$5.69	$5.32	7%	9%
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

32 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and six months ended June 30, 2023, versus the comparable periods in 2022:

Net revenue	Adjusted net revenue
Three Months Ended June 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted net revenue increased 15% on a currency-neutral basis. The increase was attributable to growth in both our payment network and value-added services and solutions.
up 14%	up 15%

Six Months Ended June 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted net revenue increased 15% on a currency-neutral basis. The increase was attributable to growth in both our payment network and value-added services and solutions.
up 13%	up 15%

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted operating expenses increased 13% on a currency-neutral basis. The increase was primarily due to higher personnel costs.
up 5%	up 13%

Six Months Ended June 30, 2023
GAAP	Non-GAAP (currency-neutral)
Adjusted operating expenses increased 12% on a currency-neutral basis, which includes 1 percentage point of growth due to acquisitions. The remaining increase was primarily due to higher personnel costs.

up 11%	up 12%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2023
The adjusted effective income tax rate of 23.9% was higher than the prior year rate of 18.8% primarily due to the establishment of a valuation allowance in 2023 of $212 million and the U.K. statutory tax rate increase, effective in 2023.

GAAP	Non-GAAP
23.2%	23.9%

Six Months Ended June 30, 2023
The adjusted effective income tax rate of 21.2% was higher than the prior year rate of 12.3% primarily due to the establishment of a $212 million valuation allowance in 2023 and the release of a $333 million valuation allowance in 2022. The U.K. statutory tax rate increase, effective in 2023, also contributed to the higher adjusted effective income tax rate in 2023.

GAAP	Non-GAAP
20.6%	21.2%
Other financial highlights for the six months ended June 30, 2023 were as follows:
•We generated net cash flows from operations of $4.6 billion.
•We repurchased 14.4 million shares of our common stock for $5.3 billion and paid dividends of $1.1 billion.
•We completed a debt offering for an aggregate principal amount of $1.5 billion and entered into an Indian rupee-denominated term loan for $0.1 billion.

MASTERCARD JUNE 30, 2023 FORM 10-Q 33

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
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2023, we recorded net gains of $123 million ($118 million after tax, or $0.12 per diluted share) and net losses of $89 million ($58 million after tax, or $0.06 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and six months ended June 30, 2022, we recorded net losses of $117 million ($113 million after tax, or $0.12 per diluted share) and $193 million ($181 million after tax, or $0.18 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the three months ended June 30, 2023, we recorded charges of $20 million ($15 million after tax, or $0.02 per diluted share) as a result of settlements with a number of U.K. and Pan-European merchants. In the six months ended June 30, 2023, we recorded charges of $231 million ($156 million after tax, or $0.16 per diluted share) primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
•In the three and six months ended June 30, 2022, we recorded charges of $133 million ($89 million after tax, or $0.09 per diluted share) as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
Russia-related impacts
•In the three and six months ended June 30, 2022, we recorded net charges of $26 million ($20 million after tax, or $0.02 per diluted share) and $30 million ($24 million after tax, or $0.02 per diluted share), respectively, directly related to imposed sanctions and the suspension of our business operations in Russia. The net charges are comprised of general and administrative expenses of $33 million and $67 million, respectively, primarily related to incremental employee-related costs and reserves on uncollectible balances with certain sanctioned customers. These charges are partially offset by net benefits of $6 million and $37 million, respectively, in net revenue, primarily related to a reduction in payment network rebates and incentives liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
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

34 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended June 30, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$6,269	$2,613	58.3%	$48	23.2%	$2,845	$3.00
(Gains) losses on equity investments	**	**	**	(123)	0.7%	(118)	(0.12)
Litigation provisions	**	(20)	0.3%	**	—%	15	0.02
Adjusted - Non-GAAP	$6,269	$2,592	58.6%	$(75)	23.9%	$2,742	$2.89

	Six Months Ended June 30, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$12,017	$5,225	56.5%	$(235)	20.6%	$5,206	$5.47
(Gains) losses on equity investments	**	**	**	89	0.2%	58	0.06
Litigation provisions	**	(231)	1.9%	**	0.4%	156	0.16
Adjusted - Non-GAAP	$12,017	$4,993	58.4%	$(146)	21.2%	$5,420	$5.69

	Three Months Ended June 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,497	$2,479	54.9%	$(220)	18.7%	$2,275	$2.34
(Gains) losses on equity investments	**	**	**	117	(0.6)%	113	0.12
Litigation provisions	**	(133)	2.4%	**	0.7%	89	0.09
Russia-related impacts	(6)	(33)	0.5%	**	—%	20	0.02
Adjusted - Non-GAAP	$5,491	$2,313	57.9%	$(104)	18.8%	$2,497	$2.56

	Six Months Ended June 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$10,664	$4,696	56.0%	$(397)	11.9%	$4,906	$5.02
(Gains) losses on equity investments	**	**	**	193	(0.2)%	181	0.18
Litigation provisions	**	(133)	1.2%	**	0.5%	89	0.09
Russia-related impacts	(37)	(67)	0.5%	**	0.1%	24	0.02
Adjusted - Non-GAAP	$10,627	$4,496	57.7%	$(205)	12.3%	$5,199	$5.32
Note: Tables may not sum due to rounding.
**    Not applicable.

MASTERCARD JUNE 30, 2023 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2023 as compared to the Three Months Ended June 30, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	14%	5%	3.4 ppt	4.5 ppt	25%	28%
(Gains) losses on equity investments	**	**	**	1.3 ppt	(11)%	(11)%
Litigation provisions	**	5%	(2.1) ppt	(0.7) ppt	(3)%	(3)%
Russia-related impacts	—%	2%	(0.5) ppt	— ppt	(1)%	(1)%
Adjusted - Non-GAAP	14%	12%	0.8 ppt	5.1 ppt	10%	13%
Currency impact [1]	1%	1%	— ppt	— ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	15%	13%	0.8 ppt	5.1 ppt	11%	14%

	Six Months Ended June 30, 2023 as compared to the Six Months Ended June 30, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	11%	0.6 ppt	8.7 ppt	6%	9%
(Gains) losses on equity investments	**	**	**	0.4 ppt	(3)%	(3)%
Litigation provisions	**	(2)%	0.7 ppt	(0.1) ppt	1%	1%
Russia-related impacts	—%	2%	(0.3) ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP	13%	11%	0.9 ppt	8.9 ppt	4%	7%
Currency impact [1]	2%	1%	— ppt	0.1 ppt	2%	2%
Adjusted - Non-GAAP - currency-neutral	15%	12%	0.9 ppt	9.0 ppt	6%	9%
Note: Tables may not sum due to rounding.
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

36 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	10%	12%	8%	14%	10%	14%	10%	15%
United States	6%	6%	10%	10%	7%	7%	12%	12%
Worldwide less United States	12%	16%	7%	16%	12%	17%	9%	17%

Cross-border volume growth [1]	23%	24%	46%	58%	26%	29%	45%	56%

Mastercard-branded GDV growth adjusted for Russia [1,2]	10%	12%	13%	20%	11%	14%	14%	20%
Worldwide less United States GDV growth adjusted for Russia [1,2]	12%	16%	14%	25%	12%	18%	15%	24%

Cross-border volume growth adjusted for Russia [1,2]	23%	24%	50%	64%	27%	31%	48%	59%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	17%	12%	15%	16%

Switched transactions growth adjusted for Russia [2]	17%	22%	18%	23%
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

MASTERCARD JUNE 30, 2023 FORM 10-Q 37

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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	As reported	Currency-neutral	2023	2022	As reported	Currency-neutral
	($ in millions)				($ in millions)
Domestic assessments	$2,468	$2,251	10%	11%	$4,722	$4,359	8%	10%
Cross-border assessments	2,050	1,612	27%	29%	3,899	3,002	30%	33%
Transaction processing assessments	2,979	2,572	16%	16%	5,731	5,029	14%	15%
Other network assessments	270	213	28%	30%	483	381	27%	29%
Foreign Currency
Currency Impact
Our primary revenue functional currencies are the U.S. dollar, euro, Brazilian real and the British pound. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which are used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euro using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2023, GDV on a U.S. dollar-converted basis increased 10% and 10%, respectively, while GDV on a local currency basis increased 12% and 14%, respectively, versus the comparable periods in 2022. Further, the impact from transactional currency occurs in our key metric related to transaction processing assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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

38 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended June 30,			Increase/(Decrease)		Six Months Ended June 30,			Increase/(Decrease)
	2023	2022	2021	2023	2022	2023	2022	2021	2023	2022
	($ in millions)					($ in millions)
Payment network	$4,073	$3,609	$2,875	13%	26%	$7,723	$7,008	$5,523	10%	27%
Value-added services and solutions	2,196	1,888	1,653	16%	14%	4,294	3,656	3,160	17%	16%
Total net revenue	6,269	5,497	4,528	14%	21%	12,017	10,664	8,683	13%	23%
Special Items [1]	—	(6)	—	**	**	—	(37)	—	**	**
Adjusted net revenue (excluding Special Items 1)	$6,269	$5,491	$4,528	14%	21%	$12,017	$10,627	$8,683	13%	22%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2023
For the three months ended June 30, 2023, net revenue increased 14% versus the comparable period in 2022. Adjusted net revenue increased 14%, or 15% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 13%, or 14% on a currency-neutral basis, versus the comparable period in 2022. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network includes $3,694 million of rebates and incentives provided to customers, which increased 22% as reported and on a currency-neutral basis, versus the comparable period in 2022, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 16% as reported and on a currency-neutral basis, versus the comparable period in 2022. The increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by our underlying key drivers and demand for our fraud and security solutions and (ii) continued demand for our consulting and marketing services, partially offset by other solutions.
For the six months ended June 30, 2023, net revenue increased 13% versus the comparable period in 2022. Adjusted net revenue increased 13%, or 15% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 10%, or 12% on a currency-neutral basis, versus the comparable period in 2022. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. The 12% increase on a currency-neutral basis is 1 percentage point lower due to the Russia-related Special Item in 2022. Net revenue from our payment network includes $7,111 million of rebates and incentives provided to customers, which increased 23%, or 25% on a currency-neutral basis, versus the comparable period in 2022, primarily due to an increase in our key drivers as well as new and renewed deals. The 25% increase on a currency-neutral basis is 1 percentage point higher due to the Russia-related Special Item in 2022.

MASTERCARD JUNE 30, 2023 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 17%, or 18% on a currency-neutral basis, versus the comparable period in 2022, which includes a 1 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by our underlying key drivers and (ii) demand for our fraud and security solutions, and demand for our consulting and marketing services, as well as our loyalty solutions.
2022
For the three months ended June 30, 2022, net revenue increased 21% versus the comparable period in 2021. Adjusted net revenue increased 21%, or 27% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 26%, or 31% on a currency-neutral basis, versus the comparable period in 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network includes $3,039 million of rebates and incentives provided to customers, which increased 18%, or 22% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 14%, or 19% on a currency-neutral basis, versus the comparable period in 2021, which includes a 3 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by growth in our underlying key drivers as well as the scaling of our authentication solutions and (ii) our data analytics services.
For the six months ended June 30, 2022, net revenue increased 23% versus the comparable period in 2021. Adjusted net revenue increased 22%, or 27% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions and included 2 percentage points of growth from acquisitions.
Net revenue from our payment network increased 27%, or 32% on a currency-neutral basis, versus the comparable period in 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. The 32% increase on a currency-neutral basis is 1 percentage point higher due to the Russia-related Special Item in 2022. Net revenue from our payment network includes $5,763 million of rebates and incentives provided to customers, which increased 21%, or 25% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in our key drivers as well as new and renewed deals. The 25% increase on a currency-neutral basis is 1 percentage point lower due to the Russia-related Special Item in 2022.
Net revenue from our value-added services and solutions increased 16%, or 20% on a currency-neutral basis, versus the comparable period in 2021, which includes a 5 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by growth in our underlying key drivers as well as the scaling of our authentication solutions and (ii) our data analytics services.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of how we recognize revenue.

40 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended June 30,
	Increase/(Decrease)
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2023		2022		2023	2022	2023	2022	2023	2022	2023	2022
Payment network	14%	1	31%	1	**	**	(1)%	(6)%	—%	—%	13%	26%
Value-added services and solutions	16%	2	16%	2	—%	3%	—%	(5)%	**	**	16%	14%
Net revenue	15%		26%		—%	1%	(1)%	(6)%	—%	—%	14%	21%

	Six Months Ended June 30,
	Increase/(Decrease)
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2023		2022		2023	2022	2023	2022	2023	2022	2023	2022
Payment network	13%	1	31%	1	**	**	(2)%	(5)%	(1)%	1%	10%	27%
Value-added services and solutions	18%	2	15%	2	1%	5%	(1)%	(4)%	**	**	17%	16%
Net revenue	15%		25%		—%	2%	(2)%	(5)%	—%	—%	13%	23%
Note: Tables may not sum due to rounding.
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
Operating Expenses
For the three months ended June 30, 2023, operating expenses increased 5% versus the comparable period in 2022. Adjusted operating expenses increased 12%, or 13% on a currency-neutral basis, versus the comparable period in 2022, primarily due to higher personnel costs.
For the six months ended June 30, 2023, operating expenses increased 11% versus the comparable period in 2022. Adjusted operating expenses increased 11%, or 12% on a currency-neutral basis, versus the comparable period in 2022, which includes a 1 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2023	2022		2023	2022
	($ in millions)
General and administrative	$2,200	$1,947	13%	$4,243	$3,791	12%
Advertising and marketing	201	210	(4)%	368	391	(6)%
Depreciation and amortization	192	189	2%	383	381	1%
Provision for litigation	20	133	**	231	133	**
Total operating expenses	2,613	2,479	5%	5,225	4,696	11%
Special Items [1]	(20)	(166)	**	(231)	(200)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,592	$2,313	12%	$4,993	$4,496	11%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

MASTERCARD JUNE 30, 2023 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of changes in operating expenses:

	Three Months Ended June 30, 2023
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Special Items [2]	Total
General and administrative	15%	—%	(1)%	(2)%	13%
Advertising and marketing	(4)%	—%	—%	**	(4)%
Depreciation and amortization	1%	—%	—%	**	2%
Provision for litigation	**	**	**	**	**
Total operating expenses	12%	—%	(1)%	(7)%	5%

	Six Months Ended June 30, 2023
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Special Items [2]	Total
General and administrative	14%	1%	(1)%	(2)%	12%
Advertising and marketing	(5)%	—%	(1)%	**	(6)%
Depreciation and amortization	1%	1%	(1)%	**	1%
Provision for litigation	**	**	**	**	**
Total operating expenses	11%	1%	(1)%	—%	11%
Note: Tables may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
For the three months ended June 30, 2023, general and administrative expenses increased 13%, or 14% on a currency-neutral basis, versus the comparable period in 2022. The increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, partially offset by a decrease of 2 percentage points from the Special Item for Russia-related impacts in 2022.
For the six months ended June 30, 2023, general and administrative expenses increased 12%, or 13% on a currency-neutral basis, versus the comparable period in 2022. Current period results include growth of 1 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, partially offset by a decrease of 2 percentage points from the Special Item for Russia-related impacts in 2022.

42 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2023	2022		2023	2022
	($ in millions)
Personnel [1]	$1,495	$1,319	13%	$2,921	$2,500	17%
Professional fees	114	109	5%	214	195	10%
Data processing and telecommunications	246	225	9%	481	460	5%
Foreign exchange activity [2]	24	35	**	40	71	**
Other [1]	321	259	24%	587	565	4%
Total general and administrative expenses	$2,200	$1,947	13%	$4,243	$3,791	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    For the three months ended June 30, 2022, total general and administrative expenses includes a Special Item for Russia-related impacts of $33 million, of which $31 million is included within Personnel and $2 million is included within Other. For the six months ended June 30, 2022, total general and administrative expenses includes a Special Item for Russia-related impacts of $67 million, of which $35 million is included within Personnel and $32 million is included within Other. See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended June 30, 2023, advertising and marketing expenses decreased 4% on both an as reported and a currency-neutral basis, versus the comparable period in 2022, primarily due to a decrease in spending on marketing campaigns and advertising, partially offset by an increase in spending on sponsorships. For the six months ended June 30, 2023, advertising and marketing expenses decreased 6%, or 5% on a currency-neutral basis, versus the comparable period in 2022, primarily due to a decrease in spending on marketing campaigns and advertising, partially offset by an increase in spending on sponsorships.
Depreciation and Amortization
For the three and six months ended June 30, 2023, depreciation and amortization expenses were relatively flat on both an as reported and a currency-neutral basis, versus the comparable periods in 2022.
Provision for Litigation
For the three months ended June 30, 2023, we recorded litigation provisions of $20 million as a result of settlements with a number of U.K. and Pan-European merchants. For the six months ended June 30, 2023, we recorded litigation provisions of $231 million as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation as well as settlements with a number of U.K. and Pan-European merchants. See Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “Non-GAAP Financial Information” in this section for further discussion.

MASTERCARD JUNE 30, 2023 FORM 10-Q 43

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended June 30, 2023, other income (expense) was favorable $268 million, versus the comparable period in 2022, primarily due to net gains in the current year versus the net losses in the prior year related to unrealized fair market value adjustments on marketable equity securities. Adjusted other income (expense) was favorable $29 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2022 and 2023 debt issuances.
For the six months ended June 30, 2023, other income (expense) was favorable $162 million, versus the comparable period in 2022, primarily due to lower net losses in the current year versus the prior year related to unrealized fair market value adjustments on marketable and nonmarketable equity securities. Adjusted other income (expense) was favorable $59 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2022 and 2023 debt issuances.
The components of other income (expense) were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2023	2022		2023	2022
	($ in millions)
Investment income	$59	$7	**	$114	$12	**
Gains (losses) on equity investments, net	123	(117)	**	(89)	(193)	**
Interest expense	(144)	(114)	27%	(276)	(224)	23%
Other income (expense), net	10	4	**	16	8	**
Total other income (expense)	48	(220)	**	(235)	(397)	**
(Gains) losses on equity investments [1]	(123)	117	**	89	193	**
Adjusted total other income (expense) [1]	$(75)	$(104)	(28)%	$(146)	$(205)	(29)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 23.2% and 18.7% for the three months ended June 30, 2023 and 2022, respectively. The adjusted effective income tax rates were 23.9% and 18.8% for the three months ended June 30, 2023 and 2022, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2022, primarily due to a $212 million discrete tax expense to establish a valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset resulting from foreign tax legislation enacted in Brazil in the current period. The U.K. statutory tax rate increase, effective in 2023, also contributed to the higher as reported and as adjusted effective income tax rates for the current period.
The effective income tax rates were 20.6% and 11.9% for the six months ended June 30, 2023 and 2022, respectively. The adjusted effective income tax rates were 21.2% and 12.3% for the six months ended June 30, 2023 and 2022, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2022, primarily due to changes in the valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset. In 2022, we recognized a discrete tax benefit related to final U.S. tax regulations published in the first quarter of 2022 (“2022 Regulations”), which resulted in a valuation allowance release of $333 million. In the second quarter of 2023, foreign tax legislation was enacted in Brazil which changed the treatment of foreign taxes paid under the 2022 Regulations. Therefore, we recognized a $212 million discrete tax expense in 2023 to establish the valuation allowance on the remaining U.S. foreign tax credit carryforward deferred tax asset. The foreign tax legislation allows us the ability to generate additional foreign tax credits going forward. The U.K. statutory tax rate increase, effective in 2023, also contributed to the higher effective income tax rate in 2023.
On July 21, 2023, the U.S. Department of Treasury released Notice 2023-55 (the “Notice”), providing taxpayers relief from certain aspects of the 2022 Regulations for 2022 and 2023. We are evaluating the impacts of the Notice to our effective tax rate, as well as deferred tax assets and corresponding valuation allowance.

44 MASTERCARD JUNE 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2023	December 31, 2022
	(in billions)
Cash, cash equivalents and investments [1]	$6.5	$7.4
Unused line of credit	8.0	8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.4 billion and $2.2 billion at June 30, 2023 and December 31, 2022, respectively.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$4,617	$4,239
Net cash used in investing activities	(615)	(812)
Net cash used in financing activities	(4,734)	(4,975)
Net cash provided by operating activities increased $378 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher net income after adjusting for non-cash items and an increase in restricted security deposits held for customers, partially offset by higher employee incentives and customer incentive payments.
Net cash used in investing activities decreased $197 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to less cash paid for business acquisitions in the current year partially offset by an increase in capitalized software.
Net cash used in financing activities decreased $241 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher proceeds from debt issuances partially offset by higher repurchases of our Class A common stock in the current year.

MASTERCARD JUNE 30, 2023 FORM 10-Q 45

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt and Credit Availability
In March 2023, we issued $750 million principal amount of notes due March 2028 and $750 million principal amount of notes due March 2033 (collectively the “2023 USD Notes”). The net proceeds from the issuance of the 2023 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.489 billion. In April 2023, we entered into an additional unsecured INR4.97 billion ($61 million as of June 30, 2023) term loan, originally due July 2023 (the “April 2023 INR Term Loan”). Our total debt outstanding was $15.6 billion and $14.0 billion at June 30, 2023 and December 31, 2022, respectively, with the earliest maturity of INR28 billion ($338 million as of June 30, 2023) of principal occurring in July 2023.

In July 2023, we modified and combined each of the 2022 INR Term Loan and April 2023 INR Term Loan, increasing the total amount of the unsecured loans to INR28 billion ($342 million as of the date of settlement), which was an increase of INR412 million ($5 million as of the date of settlement) due July 2024.
As of June 30, 2023, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) which expires in November 2027.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2023 and December 31, 2022.
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
Aggregate payments for quarterly dividends totaled $1,086 million for the six months ended June 30, 2023.
On December 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.57 per share paid on February 9, 2023 to holders of record on January 9, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $545 million.
On February 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share paid on May 9, 2023 to holders of record on April 7, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $541 million.
On June 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on August 9, 2023 to holders of record on July 7, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $538 million.
Repurchased shares of our common stock are considered treasury stock. In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively. The program approved in 2022 became effective in April 2023 after the completion of the share repurchase program approved in 2021. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2023:

(in millions, except average price data)
Remaining authorization at December 31, 2022	$12,174
Dollar-value of shares repurchased during the six months ended June 30, 2023 [1]	$5,294
Remaining authorization at June 30, 2023	$6,880
Shares repurchased during the six months ended June 30, 2023	14.4
Average price paid per share during the six months ended June 30, 2023	$367.00
1    The dollar-value of shares repurchased does not include a 1% excise tax on share repurchases that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.

46 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value gain of approximately $26 million and loss of approximately $94 million on our foreign exchange derivative contracts outstanding at June 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at June 30, 2023 and December 31, 2022, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $251 million and $203 million on our foreign exchange derivative contracts designated as a net investment hedge at June 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2023 and December 31, 2022.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at June 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information that is required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our

MASTERCARD JUNE 30, 2023 FORM 10-Q 47

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

48 MASTERCARD JUNE 30, 2023 FORM 10-Q

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
During the second quarter of 2023, we repurchased 6.5 million shares for $2.4 billion at an average price of $373.52 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
April 1 - 30	2,070,540	$367.29	2,070,540	$8,535,407,807
May 1 - 31	2,250,153	$379.19	2,250,153	$7,682,181,892
June 1 - 30	2,148,089	$373.59	2,148,089	$6,879,666,632
Total	6,468,782	$373.52	6,468,782
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
2 In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively.

50 MASTERCARD JUNE 30, 2023 FORM 10-Q

Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Sachin Mehra, Chief Financial Officer	Adoption	May 1, 2023	X	-	16,838 shares of Class A Common Stock underlying employee stock options	The earlier of (i) date when all securities under plan are exercised and sold and (ii) December 31, 2023
Timothy Murphy, Chief Administrative Officer	Adoption	May 3, 2023	X	-	14,761 shares of Class A Common Stock underlying employee stock options and 256 shares of Class A Common Stock	The earlier of (i) date when all securities under plan are exercised and sold and (ii) December 31, 2023
Julius Genachowski, Director	Adoption	May 15, 2023	X	-	622 shares of Class A Common Stock	The earlier of (i) date when all shares under plan are sold and (ii) February 29, 2024
Ajay Bhalla, President, Cyber and Intelligence Solutions	Adoption	June 15, 2023	X	-	13,996 shares of Class A Common Stock underlying employee stock options	The earlier of (i) date when all securities under plan are exercised and sold and (ii) March 1, 2024
					12,292 shares of Class A Common Stock underlying employee stock options	The earlier of (i) date when all securities under plan are exercised and sold and (ii) May 15, 2024
1 Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
2 Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

MASTERCARD JUNE 30, 2023 FORM 10-Q 51

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
10.1*+	Mastercard International Senior Executive Annual Incentive Compensation Plan, as amended and restated June 12, 2023.
10.2*+	Mastercard Incorporated Employee Stock Purchase Plan, effective as of June 27, 2023.
10.3*	Schedule of Non-Employee Directors’ Annual Compensation effective as of July 1, 2023.
10.4*	Form of Deferred Stock Unit Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 27, 2023).
10.5*	Form of Restricted Stock Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 27, 2023).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

52 MASTERCARD JUNE 30, 2023 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 27, 2023	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2023	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2023	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

MASTERCARD JUNE 30, 2023 FORM 10-Q 53