Form 10-Q
period 2023-09-30
Mastercard Inc
filed 2023-10-26
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 23, 2023, there were 930,438,307 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,337,754 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	32	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	48	Item 3.	Quantitative and qualitative disclosures about market risk
	49	Item 4.	Controls and procedures

PART II	51	Item 1.	Legal proceedings
	51	Item 1A.	Risk factors
	51	Item 2.	Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities
	51	Item 5.	Other information
	52	Item 6.	Exhibits
	54	-	Signatures

2 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net Revenue	$6,533	$5,756	$18,550	$16,420
Operating Expenses:
General and administrative	2,285	2,069	6,528	5,860
Advertising and marketing	193	182	561	573
Depreciation and amortization	211	185	594	566
Provision for litigation	—	208	231	341
Total operating expenses	2,689	2,644	7,914	7,340
Operating income	3,844	3,112	10,636	9,080
Other Income (Expense):
Investment income	71	16	185	28
Gains (losses) on equity investments, net	(6)	60	(95)	(133)
Interest expense	(151)	(120)	(427)	(344)
Other income (expense), net	3	4	19	12
Total other income (expense)	(83)	(40)	(318)	(437)
Income before income taxes	3,761	3,072	10,318	8,643
Income tax expense	563	573	1,914	1,238
Net Income	$3,198	$2,499	$8,404	$7,405
Basic Earnings per Share	$3.40	$2.59	$8.88	$7.63
Basic weighted-average shares outstanding	941	965	947	971
Diluted Earnings per Share	$3.39	$2.58	$8.85	$7.60
Diluted weighted-average shares outstanding	943	968	949	974

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net Income	$3,198	$2,499	$8,404	$7,405
Other comprehensive income (loss):
Foreign currency translation adjustments	(239)	(743)	(92)	(1,517)
Income tax effect	1	62	(13)	105
Foreign currency translation adjustments, net of income tax effect	(238)	(681)	(105)	(1,412)

Translation adjustments on net investment hedges	138	372	53	772
Income tax effect	(31)	(82)	(12)	(171)
Translation adjustments on net investment hedges, net of income tax effect	107	290	41	601

Cash flow hedges	17	14	(7)	21
Income tax effect	(4)	(3)	2	(5)
Reclassification adjustments for cash flow hedges	12	(4)	29	(9)
Income tax effect	(3)	1	(7)	2
Cash flow hedges, net of income tax effect	22	8	17	9

Reclassification adjustments for defined benefit pension and other postretirement plans	—	—	—	(1)
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	—	(1)

Investment securities available-for-sale	1	(2)	3	(6)
Income tax effect	—	—	—	1
Investment securities available-for-sale, net of income tax effect	1	(2)	3	(5)

Other comprehensive income (loss), net of income tax effect	(108)	(385)	(44)	(808)
Comprehensive Income	$3,090	$2,114	$8,360	$6,597

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	September 30, 2023	December 31, 2022
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,890	$7,008
Restricted cash for litigation settlement	—	589
Investments	602	400
Accounts receivable	3,925	3,425
Settlement assets	1,118	1,270
Restricted security deposits held for customers	1,824	1,568
Prepaid expenses and other current assets	2,624	2,346
Total current assets	16,983	16,606
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,140 and $1,904, respectively	1,972	2,006
Deferred income taxes	1,370	1,151
Goodwill	7,488	7,522
Other intangible assets, net of accumulated amortization of $2,137 and $1,960, respectively	4,022	3,859
Other assets	7,839	7,580
Total Assets	$39,674	$38,724
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$589	$926
Settlement obligations	992	1,111
Restricted security deposits held for customers	1,824	1,568
Accrued litigation	475	1,094
Accrued expenses	7,775	7,801
Short-term debt	1,337	274
Other current liabilities	1,527	1,397
Total current liabilities	14,519	14,171
Long-term debt	14,229	13,749
Deferred income taxes	385	393
Other liabilities	4,160	4,034
Total Liabilities	33,293	32,347
Commitments and Contingencies
Redeemable Non-controlling Interests	21	21
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,401 and 1,399 shares issued and 932 and 948 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 and 8 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	5,791	5,298
Class A treasury stock, at cost, 470 and 451 shares, respectively	(58,573)	(51,354)
Retained earnings	60,390	53,607
Accumulated other comprehensive income (loss)	(1,297)	(1,253)
Mastercard Incorporated Stockholders' Equity	6,311	6,298
Non-controlling interests	49	58
Total Equity	6,360	6,356
Total Liabilities, Redeemable Non-controlling Interests and Equity	$39,674	$38,724

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Three Months Ended September 30, 2023
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2023	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557
Net income	—	—	—	—	3,198	—	3,198	—	3,198
Activity related to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(108)	(108)	—	(108)
Dividends	—	—	—	—	(536)	—	(536)	—	(536)
Purchases of treasury stock	—	—	—	(1,915)	—	—	(1,915)	—	(1,915)
Share-based payments	—	—	169	1	—	—	170	—	170
Balance at September 30, 2023	$—	$—	$5,791	$(58,573)	$60,390	$(1,297)	$6,311	$49	$6,360

	Nine Months Ended September 30, 2023
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2022	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	8,404	—	8,404	—	8,404
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Redeemable non-controlling interest adjustments	—	—	—	—	(6)	—	(6)	—	(6)
Other comprehensive income (loss)	—	—	—	—	—	(44)	(44)	—	(44)
Dividends	—	—	—	—	(1,615)	—	(1,615)	—	(1,615)
Purchases of treasury stock	—	—	—	(7,232)	—	—	(7,232)	—	(7,232)
Share-based payments	—	—	493	13	—	—	506	—	506
Balance at September 30, 2023	$—	$—	$5,791	$(58,573)	$60,390	$(1,297)	$6,311	$49	$6,360

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Three Months Ended September 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at June 30, 2022	$—	$—	$5,163	$(47,359)	$49,599	$(1,232)	$6,171	$65	$6,236
Net income	—	—	—	—	2,499	—	2,499	—	2,499
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(385)	(385)	—	(385)
Dividends	—	—	—	—	(472)	—	(472)		(472)
Purchases of treasury stock	—	—	—	(1,557)	—	—	(1,557)	—	(1,557)
Share-based payments	—	—	106	—	—	—	106	—	106
Balance at September 30, 2022	$—	$—	$5,269	$(48,916)	$51,625	$(1,617)	$6,361	$62	$6,423

	Nine Months Ended September 30, 2022
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	7,405	—	7,405	—	7,405
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(808)	(808)	—	(808)
Dividends	—	—	—	—	(1,423)	—	(1,423)	—	(1,423)
Purchases of treasury stock	—	—	—	(6,333)	—	—	(6,333)	—	(6,333)
Share-based payments	—	—	208	5	—	—	213	—	213
Balance at September 30, 2022	$—	$—	$5,269	$(48,916)	$51,625	$(1,617)	$6,361	$62	$6,423

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities
Net income	$8,404	$7,405
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	1,196	1,197
Depreciation and amortization	594	566
(Gains) losses on equity investments, net	95	133
Share-based compensation	374	273
Deferred income taxes	(239)	(589)
Other	88	40
Changes in operating assets and liabilities:
Accounts receivable	(484)	(326)
Settlement assets	151	298
Prepaid expenses	(1,837)	(1,472)
Accrued litigation and legal settlements	(621)	249
Restricted security deposits held for customers	240	(342)
Accounts payable	(319)	(91)
Settlement obligations	(119)	146
Accrued expenses	43	638
Net change in other assets and liabilities	284	(30)
Net cash provided by operating activities	7,850	8,095
Investing Activities
Purchases of investment securities available-for-sale	(244)	(192)
Purchases of investments held-to-maturity	(327)	(174)
Proceeds from sales of investment securities available-for-sale	72	28
Proceeds from maturities of investment securities available-for-sale	155	156
Proceeds from maturities of investments held-to-maturity	116	194
Purchases of property and equipment	(294)	(312)
Capitalized software	(525)	(446)
Purchases of equity investments	(61)	(62)
Proceeds from sales of equity investments	44	7
Acquisition of businesses, net of cash acquired	—	(313)
Other investing activities	(73)	(6)
Net cash used in investing activities	(1,137)	(1,120)
Financing Activities
Purchases of treasury stock	(7,200)	(6,339)
Dividends paid	(1,624)	(1,430)
Proceeds from debt, net	1,554	1,127
Tax withholdings related to share-based payments	(81)	(137)
Cash proceeds from exercise of stock options	213	77
Other financing activities	—	(12)
Net cash used in financing activities	(7,138)	(6,714)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(29)	(387)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(454)	(126)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	9,196	9,902
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,742	$9,776

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At September 30, 2023 and December 31, 2022, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. During the fourth quarter of 2022, the Company updated its disaggregated net revenue presentation by category and geography to reflect the nature of its payment services and to align such information with the way in which management views its categories of net revenue. Prior period amounts have been reclassified to conform to the 2022 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of December 31, 2022. The consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

12 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net revenue by category:
Payment network	$4,210	$3,765	$11,933	$10,773
Value-added services and solutions	2,323	1,991	6,617	5,647
Net revenue	$6,533	$5,756	$18,550	$16,420
Net revenue by geographic region:
North American Markets [1]	$2,109	$2,031	$6,143	$5,769
International Markets	4,424	3,725	12,407	10,651
Net revenue	$6,533	$5,756	$18,550	$16,420
1North American Markets includes the United States and Canada, excluding the U.S. Territories.
The Company’s customers are generally billed weekly, with certain billings occurring on a monthly and quarterly basis. The frequency of billing is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheet from contracts with customers:

	September 30, 2023	December 31, 2022
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,666	$3,213
Contract assets
Prepaid expenses and other current assets	105	118
Other assets	390	442
Deferred revenue [1]
Other current liabilities	548	434
Other liabilities	300	248

1    Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2023 was $533 million and $1,362 million, respectively.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Numerator
Net income	$3,198	$2,499	$8,404	$7,405
Denominator
Basic weighted-average shares outstanding	941	965	947	971
Dilutive stock options and stock units	2	3	2	3
Diluted weighted-average shares outstanding [1]	943	968	949	974
Earnings per Share
Basic	$3.40	$2.59	$8.88	$7.63
Diluted	$3.39	$2.58	$8.85	$7.60
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides the components of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheet that total to the amounts shown on the consolidated statement of cash flows.

	September 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$6,890	$7,008
Restricted cash and restricted cash equivalents
Restricted cash for litigation settlement [1]	—	589
Restricted security deposits held for customers	1,824	1,568
Prepaid expenses and other current assets	28	31
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,742	$9,196
1During the three months ended September 30, 2023, the Company reduced its Restricted cash for litigation settlement balance by $600 million, including accrued interest, as a settlement became final in August 2023. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s restricted cash for litigation settlement.
Note 6. Investments
The Company’s investments on the consolidated balance sheet include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company classifies its investments in equity securities of publicly traded and privately held companies within other assets on the consolidated balance sheet (see Equity Investments section below).
Investments
Investments on the consolidated balance sheet consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Available-for-sale securities [1]	$276	$272
Held-to-maturity securities [2]	326	128
Total investments	$602	$400
1See Available-for-Sale Securities section below for further detail.
2Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.

14 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2023 and 2022 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$93	$—	$(1)	$92	$91	$—	$(2)	$89
Corporate securities	186	—	(2)	184	187	—	(4)	183
Total	$279	$—	$(3)	$276	$278	$—	$(6)	$272
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Corporate available-for-sale investment securities held at September 30, 2023 and December 31, 2022 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at September 30, 2023 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$161	$160
Due after 1 year through 5 years	118	116
Total	$279	$276
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2022	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2023
	(in millions)
Marketable securities	$399	$—	$—	$58	$—	$457
Nonmarketable securities	1,331	61	(44)	(153)	(2)	1,193
Total equity investments	$1,730	$61	$(44)	$(95)	$(2)	$1,650
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of the Company’s Nonmarketable securities:

	September 30, 2023	December 31, 2022
	(in millions)
Measurement alternative	$985	$1,087
Equity method	208	244
Total Nonmarketable securities	$1,193	$1,331
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through September 30, 2023:

(in millions)
Initial cost basis	$534
Cumulative adjustments [1]:
Upward adjustments	629
Downward adjustments (including impairment)	(178)
Carrying amount, end of period	$985
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Measurement alternative investments:
Upward adjustments	$1	$4	$7	$107
Downward adjustments (including impairment)	(7)	—	(142)	(12)
Marketable securities:
Unrealized gains (losses), net	3	79	58	(209)
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

16 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	September 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$37	$55	$—	$92	$35	$54	$—	$89
Corporate securities	—	184	—	184	—	183	—	183
Derivative instruments [2]:
Foreign exchange contracts	—	120	—	120	—	108	—	108
Marketable securities [3]:
Equity securities	457	—	—	457	399	—	—	399
Deferred compensation plan [4]:
Deferred compensation assets	84	—	—	84	74	—	—	74

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$22	$—	$22	$—	$21	$—	$21
Interest rate contracts	—	109	—	109	—	105	—	105
Deferred compensation plan [5]:
Deferred compensation liabilities	83	—	—	83	73	—	—	73
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
4The Company has a nonqualified deferred compensation plan where assets are invested primarily in mutual funds held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for these mutual funds and are classified within Level 1 of the Valuation Hierarchy, which are measured using quoted prices of identical instruments in active markets and are included in prepaid expenses and other current assets on the consolidated balance sheet.
5The deferred compensation liabilities are classified within Level 1 of the Valuation Hierarchy as the fair value is measured based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheet.
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheet at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At September 30, 2023, the carrying value and fair value of debt was $15.6 billion and $13.8 billion, respectively. At December 31, 2022, the carrying value and fair value of debt was $14.0 billion and $12.7 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$1,533	$1,392
Prepaid income taxes	24	34
Other	1,067	920
Total prepaid expenses and other current assets	$2,624	$2,346
Other assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$4,917	$4,578
Equity investments	1,650	1,730
Income taxes receivable	654	633
Other	618	639
Total other assets	$7,839	$7,580
Customer and merchant incentives represent payments made to customers and merchants under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Customer and merchant incentives	$5,667	$5,600
Personnel costs	996	1,322
Income and other taxes	555	279
Other	557	600
Total accrued expenses	$7,775	$7,801
Customer and merchant incentives represent amounts to be paid to customers under business agreements. As of September 30, 2023 and December 31, 2022, long-term customer and merchant incentives included in other liabilities were $2,542 million and $2,293 million, respectively.

18 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023 and December 31, 2022, the Company’s provision for litigation was $475 million and $1,094 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The decrease during the nine months ended September 30, 2023 is primarily due to a $600 million decrease in the Company’s provision for litigation after a settlement became final in August 2023. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Debt consisted of the following:

			September 30, 2023	December 31, 2022	Effective Interest Rate
			(in millions)
Senior Notes

2023 USD Notes	4.875%	Senior Notes due March 2028	$750	$—	5.003%
	4.850%	Senior Notes due March 2033	750	—	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	794	800	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	846	854	2.189%
	2.500%	Senior Notes due December 2030	159	160	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	1,000	1,000	3.484%

Other Debt

2023 INR Term Loan [3]	9.430%	Term Loan due July 2024	338	—	9.780%

2022 INR Term Loan [4]	8.640%	Term Loan due July 2023	—	275	9.090%

			15,787	14,239
Less: Unamortized discount and debt issuance costs			(112)	(111)
Less: Cumulative hedge accounting fair value adjustments [5]			(109)	(105)
Total debt outstanding			15,566	14,023
Less: Short-term debt [6]			(1,337)	(274)
Long-term debt			$14,229	$13,749
1 €750 million euro-denominated debt issued in February 2022.
2 €950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3 INR28.1 billion Indian rupee-denominated loan issued in July 2023.
4 INR22.7 billion Indian rupee-denominated loan issued in July 2022.
5 The Company has an interest rate swap which is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
6 The 2014 USD Notes due April 2024 and the INR Term Loan due July 2024 are classified as short-term debt on the consolidated balance sheet as of September 30, 2023. The 2022 INR Term Loan due July 2023 was classified as short-term debt on the consolidated balance sheet as of December 31, 2022.

20 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

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
Indian Rupee (“INR”) Term Loan
In July 2022, the Company entered into an unsecured INR22.7 billion term loan ($285 million as of the date of settlement) originally due July 2023 (the “2022 INR Term Loan”). The net proceeds of the 2022 INR Term Loan, after deducting issuance costs, were INR22.6 billion ($284 million as of the date of settlement).
In April 2023, the Company entered into an additional unsecured INR4.97 billion term loan, also originally due July 2023 (the “April 2023 INR Term Loan”). The stated interest rate and effective interest rate were 9.480% and 9.705%, respectively. The net proceeds of the April 2023 INR Term Loan, after deducting issuance costs, were INR4.96 billion ($61 million as of the date of settlement).
In July 2023, the Company modified and combined the 2022 INR Term Loan and April 2023 INR Term Loan (the “2023 INR Term Loan”), increasing the total unsecured loans to INR28.1 billion ($342 million as of the date of settlement). The 2023 INR Term Loan is due July 2024.
The Company obtained the INR Term Loans to serve as economic hedges to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations. The INR Term Loans are not subject to any financial covenants and they may be repaid in whole at the Company’s option at any time for a specified make-whole amount.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Dividends declared per share	$0.57	$0.49	$1.71	$1.47
Total dividends declared	$536	$472	$1,615	$1,423

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended September 30,
	2023		2022
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	935.9	7.4	960.0	7.7
Purchases of treasury stock	(4.8)	—	(4.7)	—
Share-based payments	0.5	—	0.1	—
Conversion of Class B to Class A common stock	—	—	—	—
Balance at end of period	931.6	7.4	955.4	7.7

	Nine Months Ended September 30,
	2023		2022
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	948.4	7.6	972.1	7.8
Purchases of treasury stock	(19.2)	—	(18.3)	—
Share-based payments	2.2	—	1.5	—
Conversion of Class B to Class A common stock	0.2	(0.2)	0.1	(0.1)
Balance at end of period	931.6	7.4	955.4	7.7
In December 2022 and November 2021, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $9.0 billion and $8.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Nine Months Ended September 30,
	2023	2022
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$7,200	$6,339
Shares repurchased	19.2	18.3
Average price paid per share	$375.34	$345.54
1The dollar-value of shares repurchased does not include a 1% excise tax that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.
As of September 30, 2023, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $5.0 billion.

22 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2023 and 2022 were as follows:

	December 31, 2022	Increase / (Decrease)	Reclassifications	September 30, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$(105)	$—	$(1,519)
Translation adjustments on net investment hedges [2]	309	41	—	350
Cash flow hedges
Foreign exchange contracts [3]	(8)	(5)	18	5
Interest rate contracts	(123)	—	4	(119)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	3	—	(3)
Accumulated other comprehensive income (loss)	$(1,253)	$(66)	$22	$(1,297)

	December 31, 2021	Increase / (Decrease)	Reclassifications	September 30, 2022
	(in millions)
Foreign currency translation adjustments [1]	$(739)	$(1,412)	$—	$(2,151)
Translation adjustments on net investment hedges [2]	34	601	—	635
Cash flow hedges
Foreign exchange contracts [3]	4	16	(11)	9
Interest rate contracts	(128)	—	4	(124)
Defined benefit pension and other postretirement plans	21	—	(1)	20
Investment securities available-for-sale	(1)	(5)	—	(6)
Accumulated other comprehensive income (loss)	$(809)	$(800)	$(8)	$(1,617)
1During the nine months ended September 30, 2023, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar. During the nine months ended September 30, 2022, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar.
2During the nine months ended September 30, 2023, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the nine months ended September 30, 2022, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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
Note 13. Share-Based Payments
During the nine months ended September 30, 2023, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2023	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.3	$123
Restricted stock units	1.2	$350
Performance stock units	0.2	$365
The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculates the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2023 was estimated to be six years, while the expected volatility was determined to be 29.6%. These awards expire ten years from the date of grant and vest ratably over three years.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. For RSUs granted in 2023, the awards generally vest ratably over three years.
The Company uses the Monte Carlo simulation valuation model to determine the grant-date fair value of performance stock units (“PSUs”) granted. PSUs vest after three years from the date of grant and are subject to a mandatory one-year deferral period, during which vested PSUs are eligible for dividend equivalents.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 14. Income Taxes
The effective income tax rates were 15.0% and 18.6% for the three months ended September 30, 2023 and 2022, respectively. The lower effective income tax rate for the three months ended September 30, 2023, versus the comparable period in 2022, was primarily due to the Company’s ability to now claim more U.S. foreign tax credits generated in 2022 and 2023 resulting from Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”) in the current period, partially offset by a $115 million discrete tax expense to establish a valuation allowance on the deferred tax asset related to U.S. foreign tax credits generated prior to 2022.
The effective income tax rates were 18.6% and 14.3% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective income tax rate for the nine months ended September 30, 2023, versus the comparable period in 2022, was primarily due to changes in the valuation allowance associated with the deferred tax asset related to U.S. foreign tax credits. In 2022, the Company recognized a discrete tax benefit of $333 million to release the valuation allowance resulting from U.S. tax regulations published in the first quarter of 2022 (the “2022 Regulations”). In 2023, the treatment of foreign taxes paid under the 2022 Regulations changed due to the foreign tax legislation enacted in Brazil and the Notice released by Treasury. Therefore, the Company recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. The discrete tax expense recognized in the nine months ended September 30, 2023 was partially offset by the Company’s ability to now claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice.
As of September 30, 2023, the deferred tax asset related to U.S. foreign tax credits and corresponding valuation allowance is $575 million due to foreign tax legislation enacted in Brazil and the Notice. The valuation allowance relates to the Company’s ability to recognize future tax benefits associated with the carryforward of U.S. foreign tax credits generated in the current and prior periods. The recognition of the U.S. foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law.
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
Note 15. Legal and Regulatory Proceedings
Mastercard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.  Some of these proceedings are based on complex claims involving substantial uncertainties and unascertainable damages.  Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, Mastercard has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, Mastercard records a liability and discloses the amount of the liability if it is material. When a material loss contingency is only reasonably possible, Mastercard does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Unless otherwise stated below with respect to these matters, Mastercard cannot provide an estimate of the possible loss or range of loss based on one or more of the following reasons: (1) actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, (2) the matters are in early stages, (3) there is uncertainty as to the outcome of pending appeals or motions, (4) there are significant factual issues to be resolved, (5) the proceedings involve multiple defendants or potential defendants whose share of any potential financial responsibility has yet to be determined and/or (6) there are novel legal issues presented. Furthermore, except as identified with respect to the matters below, Mastercard does not believe that the outcome of any individual existing legal or regulatory proceeding to which it is a party will have a material adverse effect on its results of operations, financial condition and overall business. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed below could result in fines or payments by Mastercard and/or could require Mastercard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in significant

24 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints were styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against Mastercard International, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints were generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that Mastercard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the “no surcharge” rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services, resulting in merchants paying excessive costs for the acceptance of Mastercard and Visa credit and debit cards. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720 (the “U.S. MDL Litigation Cases”). The plaintiffs filed a consolidated class action complaint seeking treble damages.
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
In February 2011, Mastercard and Mastercard International entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of financial institutions; and (2) a Mastercard settlement and judgment sharing agreement with a number of financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which Mastercard, the Visa parties and the financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the U.S. MDL Litigation Cases. Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the financial institutions and Mastercard, Mastercard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only Mastercard and the financial institutions with respect to their issuance of Mastercard cards, Mastercard would pay 36% of the monetary portion of such settlement.
In October 2012, the parties entered into a definitive settlement agreement with respect to the U.S. MDL Litigation Cases (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its no surcharge rule. The court granted final approval of the settlement in December 2013. Following an appeal by objectors and as a result of a reversal by the U.S. Court of Appeals for the Second Circuit, the district court divided the merchants’ claims into two separate classes - monetary damages claims (the “Damages Class”) and claims seeking changes to business practices (the “Rules Relief Class”). The court appointed separate counsel for each class.
In September 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims, with merchants representing slightly more than 25% of the Damages Class interchange volume ultimately choosing to opt out of the settlement. The district court granted final approval of the Damages Class settlement in December 2019, which was upheld by the appellate court in March 2023 and became final in August 2023 pursuant to the terms of the agreement. Mastercard has commenced settlement negotiations with a number of the opt-out merchants and has reached settlements and/or agreements in principle to settle a number of these claims.
Separately, settlement negotiations with the Rules Relief Class are ongoing. Briefing on summary judgment motions in the Rules Relief Class and opt-out merchant cases was completed in December 2020. In September 2021, the district court granted the Rules Relief Class’s motion for class certification.
As of September 30, 2023 and December 31, 2022, Mastercard had accrued a liability of $464 million and $894 million, respectively, as a reserve for the U.S. MDL Litigation Cases. During the third quarter of 2023, Mastercard reduced both the accrued liability and restricted cash for litigation settlement by $600 million, including accrued interest, as the Damages Class settlement became final in August 2023. As of September 30, 2023 and December 31, 2022, Mastercard had no balance and $589 million, respectively, in a qualified cash settlement fund related to the Damages Class litigation and classified as restricted cash on its consolidated balance sheet. During the first quarter of

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023, Mastercard recorded an additional accrual of $211 million as a result of a change in estimate with respect to the claims of merchants who opted out of the Damages Class litigation. The reserve as of September 30, 2023 for the opt-out merchants represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since May 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £1.1 billion (approximately $1.4 billion as of September 30, 2023) of unresolved damages claims remain.
Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. A hearing involving multiple merchant cases is scheduled for February 2024 concerning certain liability issues with respect to merchant claims for damages with respect to post-Interchange Fee Regulation consumer interchange fees as well as commercial and inter-regional interchange fees.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions and inter-regional consumer card transactions in both the U.K. and the European Union. The plaintiffs have claimed damages against Mastercard of approximately £0.5 billion (approximately $0.6 billion as of September 30, 2023). In June 2023, the court denied the plaintiffs’ collective action application but provided the plaintiffs with an opportunity to file a revised application for certification. The plaintiffs have indicated that they plan to file a revised application in December 2023 and the court has scheduled a hearing on the application for April 2024.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $12 billion as of September 30, 2023). Following various hearings since July 2017 regarding collective action and scope, in August 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. In January 2023, the trial court held a hearing on Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In July 2023, the trial court held an additional hearing regarding whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of September 30, 2023) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
In April 2023, the Serbian Competition Commission issued a Statement of Objections (“SO”) against Mastercard. The SO covers historic domestic interchange fees from 2013 to 2018. The SO seeks monetary fines and costs but no business practices changes.
Australia. In May 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues has been scheduled for March 2025.
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

26 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In September 2019, the plaintiffs filed with the district court their motions for class certification in which the plaintiffs, in aggregate, allege over $1 billion in damages against all of the defendants. In August 2021, the trial court issued an order granting the plaintiffs’ request for class certification. In July 2023, the D.C. Circuit Court affirmed the district court order granting class certification, and subsequently denied Mastercard’s request for an appeal of that decision to all D.C. Circuit Court judges.
Europe. Mastercard was named as a defendant in an action brought by Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o. (“Euronet”) alleging that certain rules affecting ATM access fees in Poland, the Czech Republic and Greece by Visa and Mastercard, and certain of their subsidiaries, breach various competition laws. Euronet sought damages, costs and injunctive relief to prevent the defendants from enforcing these rules. The matter was resolved via a settlement in October 2023.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants filed a motion to dismiss. In September 2016, the district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In August 2020, the district court issued an order granting the plaintiffs’ request for class certification and in January 2021, the Network Defendants’ request for permission to appeal that decision was denied. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages. Briefing on summary judgment concluded.
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 27

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
As part of its policies, Mastercard requires certain customers that do not meet the Company’s risk standards to enter into risk mitigation arrangements, including cash collateral and/or forms of credit enhancement such as letters of credit and guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio and the adequacy of its risk mitigation arrangements on a regular basis. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure was as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Gross settlement exposure	$73,134	$64,885
Risk mitigation arrangements applied to settlement exposure [1]	(11,141)	(9,224)
Net settlement exposure [1]	$61,993	$55,661
1The Company corrected its estimated net settlement exposure as of December 31, 2022. The correction was not material to the net settlement exposures previously reported and had no impact to any of the Company’s financial statement line items.
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $337 million and $342 million at September 30, 2023 and December 31, 2022, respectively, of which the Company has risk mitigation arrangements for $269 million and $273 million at September 30, 2023 and December 31, 2022, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 17. Derivative and Hedging Instruments
The Company monitors and manages its foreign currency and interest rate exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates principally through the use of both foreign exchange derivative contracts and foreign currency denominated debt. In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company does not enter into derivatives for speculative purposes.
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

28 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

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
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three and nine months ended September 30, 2023 and 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and nine months ended September 30, 2023 and 2022 were not material.
As of September 30, 2023 and December 31, 2022, the Company had €1.7 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three and nine months ended September 30, 2023 and 2022, the Company recorded pre-tax net foreign currency gains (losses) of $54 million and $15 million and $189 million and $388 million, respectively, in other comprehensive income (loss).
As of September 30, 2023 and December 31, 2022, the Company had net foreign currency gains of $350 million and $309 million, respectively, after tax, in accumulated other comprehensive income (loss) associated with this hedging activity.
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 29

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	September 30, 2023			December 31, 2022
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$1,055	$15	$9	$642	$4	$15
Interest rate contracts in a fair value hedge [2]	1,000	—	109	1,000	—	105
Foreign exchange contracts in a net investment hedge [1]	2,858	93	—	1,814	103	4
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	2,099	12	13	521	1	2
Total derivative assets/liabilities	$7,012	$120	$131	$3,977	$108	$126
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended September 30,
	2023	2022		2023	2022
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$17	$14	Net revenue	$(10)	$6
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$84	$183

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Nine Months Ended September 30,
	2023	2022		2023	2022
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$(7)	$21	Net revenue	$(24)	$14
Interest rate contracts	$—	$—	Interest expense	$(5)	$(5)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$38	$384
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at September 30, 2023 that will be reclassified into the consolidated statement of operations within the next 12 months is not material. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.

30 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2023	2022	2023	2022
	(in millions)
Foreign exchange contracts
General and administrative	$(4)	$13	$21	$25
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 31

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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022		2023	2022
	($ in millions, except per share data)
Net revenue	$6,533	$5,756	14%	$18,550	$16,420	13%
Operating expenses	$2,689	$2,644	2%	$7,914	$7,340	8%
Operating income	$3,844	$3,112	24%	$10,636	$9,080	17%
Operating margin	58.8%	54.1%	4.8 ppt	57.3%	55.3%	2.0 ppt
Income tax expense	$563	$573	(2)%	$1,914	$1,238	54%
Effective income tax rate	15.0%	18.6%	(3.7) ppt	18.6%	14.3%	4.2 ppt
Net income	$3,198	$2,499	28%	$8,404	$7,405	13%
Diluted earnings per share	$3.39	$2.58	31%	$8.85	$7.60	16%
Diluted weighted-average shares outstanding	943	968	(3)%	949	974	(3)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	As adjusted	Currency-neutral	2023	2022	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue [2]	$6,533	$5,756	14%	11%	$18,550	$16,383	13%	14%
Adjusted operating expenses	$2,689	$2,437	10%	9%	$7,683	$6,932	11%	11%
Adjusted operating margin	58.8%	57.7%	1.2 ppt	0.8 ppt	58.6%	57.7%	0.9 ppt	0.8 ppt
Adjusted effective income tax rate	15.0%	19.4%	(4.4) ppt	(4.6) ppt	19.0%	14.8%	4.2 ppt	4.1 ppt
Adjusted net income	$3,202	$2,595	23%	21%	$8,622	$7,794	11%	11%
Adjusted diluted earnings per share	$3.39	$2.68	26%	24%	$9.08	$8.00	14%	14%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2    For the three months ended September 30, 2023 and 2022, the amounts presented are GAAP reported amounts, not adjusted.

32 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and nine months ended September 30, 2023, versus the comparable periods in 2022:

Net revenue	Adjusted net revenue
Three Months Ended September 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted net revenue increased 11% on a currency-neutral basis. The increase was attributable to growth in both our payment network and value-added services and solutions.
up 14%	up 11%

Nine Months Ended September 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted net revenue increased 14% on a currency-neutral basis. The increase was attributable to growth in both our payment network and value-added services and solutions.
up 13%	up 14%

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted operating expenses increased 9% on a currency-neutral basis, which includes 1 percentage point of growth due to acquisitions. The increase was primarily due to higher personnel costs.
up 2%	up 9%

Nine Months Ended September 30, 2023
GAAP	Non-GAAP (currency-neutral)	Adjusted operating expenses increased 11% on a currency-neutral basis, which includes 1 percentage point of growth due to acquisitions. The increase was primarily due to higher personnel costs.
up 8%	up 11%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2023
The adjusted effective income tax rate of 15.0% was lower than the prior year rate of 19.4% primarily due to our ability to now claim more U.S. foreign tax credits generated in 2022 and 2023, partially offset by the establishment of a valuation allowance in 2023 of $115 million.

GAAP	Non-GAAP
15.0%	15.0%

Nine Months Ended September 30, 2023
The adjusted effective income tax rate of 19.0% was higher than the prior year rate of 14.8% primarily due to the release of a $333 million valuation allowance in 2022 and the establishment of a $327 million valuation allowance in 2023, partially offset by the ability to now claim more U.S. foreign tax credits generated in 2022 and 2023.

GAAP	Non-GAAP
18.6%	19.0%
Other financial highlights for the nine months ended September 30, 2023 were as follows:
•We generated net cash flows from operations of $7.9 billion.
•We repurchased 19.2 million shares of our common stock for $7.2 billion and paid dividends of $1.6 billion.
•We completed a debt offering for an aggregate principal amount of $1.5 billion.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Our non-GAAP financial measures exclude the impact of gains and losses on our equity investments which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition and the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. We excluded these Special Items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Net revenue, operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP. Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2023, we recorded net losses of $6 million ($5 million after tax, or an immaterial impact per diluted share) and $95 million ($63 million after tax, or $0.07 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and nine months ended September 30, 2022, we recorded net gains of $60 million ($66 million after tax, or $0.07 per diluted share) and net losses of $133 million ($114 million after tax, or $0.12 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and non-marketable equity securities.
Special Items
Litigation provisions
•In the nine months ended September 30, 2023, we recorded charges of $231 million ($156 million after tax, or $0.16 per diluted share) primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
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

34 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Russia-related impacts
•In the nine months ended September 30, 2022, we recorded a net charge of $30 million ($24 million after tax, or $0.02 per diluted share), directly related to imposed sanctions and the suspension of our business operations in Russia. The net charge was comprised of general and administrative expenses of $67 million, primarily related to incremental employee-related costs and reserves on uncollectible balances with certain sanctioned customers. This charge was offset by net benefits of $37 million, in net revenue, primarily related to a reduction in payment network rebates and incentives liabilities as a result of lower estimates of customer performance for certain customer business agreements due to the suspension of our business operations in Russia.
See Note 6 (Investments) and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “Management Discussion and Analysis of Financial Condition and Results of Operations - Russia and Ukraine” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion related to certain of our non-GAAP financial measures.
Currency-neutral Growth Rates
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended September 30, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$6,533	$2,689	58.8%	$(83)	15.0%	$3,198	$3.39
(Gains) losses on equity investments	**	**	**	6	—%	5	—
Adjusted - Non-GAAP	$6,533	$2,689	58.8%	$(78)	15.0%	$3,202	$3.39

	Nine Months Ended September 30, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$18,550	$7,914	57.3%	$(318)	18.6%	$8,404	$8.85
(Gains) losses on equity investments	**	**	**	95	0.1%	63	0.07
Litigation provisions	**	(231)	1.2%	**	0.3%	156	0.16
Adjusted - Non-GAAP	$18,550	$7,683	58.6%	$(223)	19.0%	$8,622	$9.08

	Three Months Ended September 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,756	$2,644	54.1%	$(40)	18.6%	$2,499	$2.58
(Gains) losses on equity investments	**	**	**	(60)	0.6%	(66)	(0.07)
Litigation provisions	**	(208)	3.6%	**	0.2%	162	0.17
Adjusted - Non-GAAP	$5,756	$2,437	57.7%	$(99)	19.4%	$2,595	$2.68

	Nine Months Ended September 30, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$16,420	$7,340	55.3%	$(437)	14.3%	$7,405	$7.60
(Gains) losses on equity investments	**	**	**	133	—%	114	0.12
Litigation provisions	**	(341)	2.1%	**	0.5%	251	0.26
Russia-related impacts	(37)	(67)	0.3%	**	—%	24	0.02
Adjusted - Non-GAAP	$16,383	$6,932	57.7%	$(303)	14.8%	$7,794	$8.00
Note: Tables may not sum due to rounding.
**    Not applicable.

36 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2023 as compared to the Three Months Ended September 30, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	14%	2%	4.8 ppt	(3.7) ppt	28%	31%
(Gains) losses on equity investments	**	**	**	(0.6) ppt	4%	4%
Litigation provisions	**	9%	(3.6) ppt	(0.2) ppt	(8)%	(8)%
Adjusted - Non-GAAP	14%	10%	1.2 ppt	(4.4) ppt	23%	26%
Currency impact	(2)%	(1)%	(0.4) ppt	(0.2) ppt	(3)%	(3)%
Adjusted - Non-GAAP - currency-neutral	11%	9%	0.8 ppt	(4.6) ppt	21%	24%

	Nine Months Ended September 30, 2023 as compared to the Nine Months Ended September 30, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	8%	2.0 ppt	4.2 ppt	13%	16%
(Gains) losses on equity investments	**	**	**	0.1 ppt	(1)%	(1)%
Litigation provisions	**	2%	(0.8) ppt	(0.1) ppt	(2)%	(2)%
Russia-related impacts	—%	1%	(0.2) ppt	— ppt	—%	—%
Adjusted - Non-GAAP	13%	11%	0.9 ppt	4.2 ppt	11%	14%
Currency impact	—%	—%	(0.1) ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP - currency-neutral	14%	11%	0.8 ppt	4.1 ppt	11%	14%
Note: Tables may not sum due to rounding.
**    Not applicable.
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 37

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
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	11%	11%	4%	12%	10%	13%	8%	14%
United States	5%	5%	10%	10%	6%	6%	11%	11%
Worldwide less United States	14%	13%	1%	12%	12%	16%	6%	16%

Cross-border volume growth [1]	26%	21%	29%	44%	26%	26%	39%	51%

Mastercard-branded GDV growth adjusted for Russia [1,2]	11%	11%	9%	18%	11%	13%	12%	19%
Worldwide less United States GDV growth adjusted for Russia [1,2]	14%	13%	8%	23%	13%	16%	13%	24%

Cross-border volume growth adjusted for Russia [1,2]	26%	21%	33%	50%	27%	27%	42%	55%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	15%	9%	15%	14%

Switched transactions growth adjusted for Russia [2]	15%	19%	17%	22%
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

38 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	As reported	Currency-neutral	2023	2022	As reported	Currency-neutral
	($ in millions)				($ in millions)
Domestic assessments	$2,460	$2,220	11%	10%	$7,182	$6,579	9%	10%
Cross-border assessments	2,313	1,804	28%	26%	6,211	4,806	29%	31%
Transaction processing assessments	3,172	2,786	14%	11%	8,902	7,815	14%	14%
Other network assessments	229	195	17%	17%	712	576	24%	24%
Foreign Currency
Currency Impact
Our primary revenue functional currencies are the U.S. dollar, euro, British pound and the Brazilian real. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which are used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2023, GDV on a U.S. dollar-converted basis increased 11% and 10%, respectively, while GDV on a local currency basis increased 11% and 13%, respectively, versus the comparable periods in 2022. Further, the impact from transactional currency occurs in our key metric related to transaction processing assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement assets and obligations, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of our nonfunctional currency monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statement of operations. The impact of this foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 39

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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended September 30,			Increase/(Decrease)		Nine Months Ended September 30,			Increase/(Decrease)
	2023	2022	2021	2023	2022	2023	2022	2021	2023	2022
	($ in millions)					($ in millions)
Payment network	$4,210	$3,765	$3,234	12%	16%	$11,933	$10,773	$8,757	11%	23%
Value-added services and solutions	2,323	1,991	1,751	17%	14%	6,617	5,647	4,911	17%	15%
Total net revenue	6,533	5,756	4,985	14%	15%	18,550	16,420	13,668	13%	20%
Special Items [1]	—	—	—	**	**	—	(37)	—	**	**
Adjusted net revenue (excluding Special Items 1)	$6,533	$5,756	$4,985	14%	15%	$18,550	$16,383	$13,668	13%	20%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2023
For the three months ended September 30, 2023, net revenue increased 14% versus the comparable period in 2022. Adjusted net revenue increased 14%, or 11% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 12%, or 10% on a currency-neutral basis, versus the comparable period in 2022. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $3,963 million of rebates and incentives provided to customers, which increased 22% as reported, or 20% on a currency-neutral basis, versus the comparable period in 2022, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 17%, or 14% on a currency-neutral basis, versus the comparable period in 2022. The increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by our underlying key drivers and demand for our fraud and security solutions, and (ii) demand for our consulting and marketing services, as well as our loyalty solutions, partially offset by (iii) other solutions.
For the nine months ended September 30, 2023, net revenue increased 13% versus the comparable period in 2022. Adjusted net revenue increased 13%, or 14% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 11%, as reported and on a currency-neutral basis, versus the comparable period in 2022. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $11,074 million of rebates and incentives provided to customers, which increased 23%, as reported and on a currency-neutral basis, versus the comparable period in 2022, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 17%, as reported and on a currency-neutral basis, versus the comparable period in 2022, which included a 1 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by our underlying key drivers and demand for our fraud and security solutions, and (ii) demand for our consulting and marketing services, as well as our loyalty solutions, partially offset by (iii) other solutions.

40 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022
For the three months ended September 30, 2022, net revenue increased 15% versus the comparable period in 2021. Adjusted net revenue increased 15%, or 23% on a currency-neutral basis, and included 1 percentage point of growth from acquisitions. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 16%, or 24% on a currency-neutral basis, versus the comparable period in 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $3,240 million of rebates and incentives provided to customers, which increased 19%, or 25% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 14%, or 21% on a currency-neutral basis, versus the comparable period in 2021, which included a 2 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by growth in our underlying key drivers and demand for our fraud and security solutions, as well as the scaling of our identity and authentication solutions and (ii) demand for our data analytics and marketing services.
For the nine months ended September 30, 2022, net revenue increased 20% versus the comparable period in 2021. Adjusted net revenue increased 20%, or 25% on a currency-neutral basis. The increase in net revenue was attributable to both our payment network and value-added services and solutions and included 1 percentage points of growth from acquisitions.
Net revenue from our payment network increased 23%, or 29% on a currency-neutral basis, versus the comparable period in 2021. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $9,003 million of rebates and incentives provided to customers, which increased 21%, or 25% on a currency-neutral basis, versus the comparable period in 2021, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 15%, or 20% on a currency-neutral basis, versus the comparable period in 2021, which included a 4 percentage point increase from acquisitions. The remaining increase was driven primarily by the continued growth of (i) our cyber and intelligence solutions, driven by growth in our underlying key drivers and demand for our fraud and security solutions, as well as the scaling of our identity and authentication solutions and (ii) demand for our data analytics and consulting services.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of how we recognize revenue.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended September 30,
	Increase/(Decrease)
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2023		2022		2023	2022	2023	2022	2023	2022	2023	2022
Payment network	10%	1	24%	1	**	**	2%	(8)%	**	—%	12%	16%
Value-added services and solutions	13%	2	19%	2	—%	2%	3%	(7)%	**	**	17%	14%
Net revenue	11%		22%		—%	1%	2%	(7)%	—%	—%	14%	15%

	Nine Months Ended September 30,
	Increase/(Decrease)
	Operational				Acquisitions		Currency Impact [3]		Special Items [4]		Total
	2023		2022		2023	2022	2023	2022	2023	2022	2023	2022
Payment network	12%	1	29%	1	**	**	—%	(6)%	**	—%	11%	23%
Value-added services and solutions	16%	2	16%	2	1%	4%	1%	(5)%	**	**	17%	15%
Net revenue	13%		24%		—%	1%	—%	(6)%	—%	—%	13%	20%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Includes impacts from our key drivers and metrics, offset by rebates and incentives.
2Includes impacts from cyber and intelligence, data and services, processing and gateway, ACH batch and real-time account-based domestic and cross-border payments and solutions, open banking and digital identity, offset by rebates and incentives.
3Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.
4See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Operating Expenses
For the three months ended September 30, 2023, operating expenses increased 2% versus the comparable period in 2022. Adjusted operating expenses increased 10%, or 9% on a currency-neutral basis, versus the comparable period in 2022, which included a 1 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs.
For the nine months ended September 30, 2023, operating expenses increased 8% versus the comparable period in 2022. Operating expenses increased 11%, on both an as-adjusted and currency-neutral basis, versus the comparable period in 2022, which included a 1 percentage point increase from acquisitions. The remaining increase was primarily due to higher personnel costs.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2023	2022		2023	2022
	($ in millions)
General and administrative	$2,285	$2,069	10%	$6,528	$5,860	11%
Advertising and marketing	193	182	6%	561	573	(2)%
Depreciation and amortization	211	185	14%	594	566	5%
Provision for litigation	—	208	**	231	341	**
Total operating expenses	2,689	2,644	2%	7,914	7,340	8%
Special Items [1]	—	(208)	**	(231)	(408)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,689	$2,437	10%	$7,683	$6,932	11%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

42 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following tables summarize the drivers of changes in operating expenses:

	Three Months Ended September 30, 2023
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Special Items [2,3]	Total
General and administrative	9%	1%	1%	**	10%
Advertising and marketing	4%	—%	2%	**	6%
Depreciation and amortization	11%	—%	3%	**	14%
Provision for litigation	**	**	**	**	**
Total operating expenses	9%	1%	1%	(9)%	2%

	Nine Months Ended September 30, 2023
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Special Items [2]	Total
General and administrative	12%	1%	(1)%	(1)%	11%
Advertising and marketing	(2)%	—%	—%	**	(2)%
Depreciation and amortization	4%	1%	—%	**	5%
Provision for litigation	**	**	**	**	**
Total operating expenses	10%	1%	—%	(3)%	8%
Note: Tables may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
3The Special Items driver impact related to provision for litigation is reflected in total operating expenses.
General and Administrative
For the three months ended September 30, 2023, general and administrative expenses increased 10%, or 9% on a currency-neutral basis, versus the comparable period in 2022. Current period results included growth of 1 percentage points from acquisitions. The increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities.
For the nine months ended September 30, 2023, general and administrative expenses increased 11%, or 12% on a currency-neutral basis, versus the comparable period in 2022. Current period results included growth of 1 percentage points from acquisitions. The remaining increase was primarily due to higher personnel costs to support our continued investment in our strategic initiatives across payments, services and new network capabilities, partially offset by a decrease of 1 percentage point from the Special Item for Russia-related impacts in 2022.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 43

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022		2023	2022
	($ in millions)
Personnel [1]	$1,573	$1,382	14%	$4,494	$3,882	16%
Professional fees	118	118	—%	332	313	6%
Data processing and telecommunications	262	228	15%	743	688	8%
Foreign exchange activity [2]	25	38	**	65	109	**
Other [1]	307	303	2%	894	868	3%
Total general and administrative expenses	$2,285	$2,069	10%	$6,528	$5,860	11%
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
Advertising and Marketing
For the three months ended September 30, 2023, advertising and marketing expenses increased 6%, or 4% on a currency-neutral basis, versus the comparable period in 2022, primarily due to an increase in spending on sponsorships.
For the nine months ended September 30, 2023, advertising and marketing expenses decreased 2% on both an as reported and a currency-neutral basis, versus the comparable period in 2022, primarily due to a decrease in spending on marketing campaigns and advertising, partially offset by an increase in spending on sponsorships.
Depreciation and Amortization
For the three months ended September 30, 2023, depreciation and amortization expenses increased 14%, or 11% on a currency-neutral basis, versus the comparable period in 2022, primarily due to increased software capitalization.
For the nine months ended September 30, 2023, depreciation and amortization expenses increased 5% on both an as reported and currency-neutral basis, versus the comparable period in 2022, primarily due to increased software capitalization.
Provision for Litigation
For the nine months ended September 30, 2023, we recorded litigation provisions of $231 million as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation as well as settlements with a number of U.K. and Pan-European merchants. See Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “Non-GAAP Financial Information” in this section for further discussion.

44 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended September 30, 2023, other income (expense) was unfavorable $43 million, versus the comparable period in 2022, primarily due to net losses in the current year versus net gains in the prior year related to unrealized fair market value adjustments on marketable equity securities, partially offset by higher net investment income in the current year. Adjusted other income (expense) was favorable $21 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2023 debt issuances.
For the nine months ended September 30, 2023, other income (expense) was favorable $119 million, versus the comparable period in 2022, primarily due to an increase in our investment income and lower mark-to-market losses in 2023. Adjusted other income (expense) was favorable $80 million versus the prior year, primarily due to an increase in our investment income, partially offset by increased interest expense related to our 2022 and 2023 debt issuances.
The components of other income (expense) were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2023	2022		2023	2022
	($ in millions)
Investment income	$71	$16	**	$185	$28	**
Gains (losses) on equity investments, net	(6)	60	**	(95)	(133)	**
Interest expense	(151)	(120)	25%	(427)	(344)	24%
Other income (expense), net	3	4	**	19	12	**
Total other income (expense)	(83)	(40)	**	(318)	(437)	**
(Gains) losses on equity investments [1]	6	(60)	**	95	133	**
Adjusted total other income (expense) [1]	$(78)	$(99)	(21)%	$(223)	$(303)	(26)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 15.0% and 18.6% for the three months ended September 30, 2023 and 2022, respectively. The adjusted effective income tax rates were 15.0% and 19.4% for the three months ended September 30, 2023 and 2022, respectively. Both the as reported and as adjusted effective income tax rates were lower versus the comparable period in 2022, primarily due to our ability to now claim more U.S. foreign tax credits generated in 2022 and 2023 resulting from Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”) in the current period, partially offset by a $115 million discrete tax expense to establish a valuation allowance on the deferred tax asset related to U.S. foreign tax credits generated prior to 2022.
The effective income tax rates were 18.6% and 14.3% for the nine months ended September 30, 2023 and 2022, respectively. The adjusted effective income tax rates were 19.0% and 14.8% for the nine months ended September 30, 2023 and 2022, respectively. Both the as reported and as adjusted effective income tax rates were higher versus the comparable period in 2022, primarily due to changes in the valuation allowance associated with the deferred tax asset related to U.S. foreign tax credits. In 2022, we recognized a discrete tax benefit of $333 million to release the valuation allowance resulting from U.S. tax regulations published in the first quarter of 2022 (the “2022 Regulations”). In 2023, the treatment of foreign taxes paid under the 2022 Regulations changed due to the foreign tax legislation enacted in Brazil and the Notice released by Treasury. Therefore, we recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. The discrete tax expense recognized in the nine months ended September 30, 2023 was partially offset by our ability to now claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice.
As of September 30, 2023, the deferred tax asset related to U.S. foreign tax credits and corresponding valuation allowance is $575 million due to foreign tax legislation enacted in Brazil and the Notice. The valuation allowance relates to our ability to recognize future tax benefits associated with the carryforward of U.S. foreign tax credits generated in the current and prior periods. The recognition of the U.S. foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 45

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2023	December 31, 2022
	(in billions)
Cash, cash equivalents and investments [1]	$7.5	$7.4
Unused line of credit	8.0	8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.9 billion and $2.2 billion at September 30, 2023 and December 31, 2022, respectively.
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
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$7,850	$8,095
Net cash used in investing activities	(1,137)	(1,120)
Net cash used in financing activities	(7,138)	(6,714)
Net cash provided by operating activities decreased $245 million for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher net income after adjusting for non-cash items and an increase in restricted security deposits held for customers, more than offset by restricted cash paid for litigation settlement, higher employee incentives paid, higher customer incentive payments and timing of settlement with customers.
Net cash used in investing activities increased $17 million for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to an increase in capitalized software and purchases of investments in time deposits partially offset by less cash paid for business acquisitions in the current year.
Net cash used in financing activities increased $424 million for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher repurchases of our Class A common stock in the current year partially offset by higher proceeds from debt issuances.

46 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt and Credit Availability
In March 2023, we issued $750 million principal amount of notes due March 2028 and $750 million principal amount of notes due March 2033 (collectively the “2023 USD Notes”). The net proceeds from the issuance of the 2023 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.489 billion. In April 2023, we entered into an additional unsecured INR4.97 billion ($61 million as of the date of settlement) term loan, originally due July 2023 (the “April 2023 INR Term Loan”). In July 2023, we modified and combined the 2022 INR Term Loan and April 2023 INR Term Loan (the “2023 INR Term Loan”), increasing the total unsecured loans to INR28.1 billion ($342 million as of the date of settlement). The 2023 INR Term Loan is due July 2024.
Our total debt outstanding was $15.6 billion and $14.0 billion at September 30, 2023 and December 31, 2022, respectively, with the earliest maturity of $1 billion of principal occurring in April 2024.
As of September 30, 2023, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) which expires in November 2027.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2023 and December 31, 2022.
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
Aggregate payments for quarterly dividends totaled $1,624 million for the nine months ended September 30, 2023.
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
On June 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on August 9, 2023 to holders of record on July 7, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $538 million.
On September 19, 2023 our Board of Directors declared a quarterly cash dividend of $0.57 per share payable on November 9, 2023 to holders of record on October 9, 2023 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $536 million.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 47

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively. The program approved in 2022 became effective in April 2023 after the completion of the share repurchase program approved in 2021. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2023:

(in millions, except average price data)
Remaining authorization at December 31, 2022	$12,174
Dollar-value of shares repurchased during the nine months ended September 30, 2023 [1]	$7,200
Remaining authorization at September 30, 2023	$4,974
Shares repurchased during the nine months ended September 30, 2023	19.2
Average price paid per share during the nine months ended September 30, 2023	$375.34
1    The dollar-value of shares repurchased does not include a 1% excise tax that became effective January 1, 2023. The incremental tax is recorded in treasury stock on the consolidated balance sheet and is payable annually beginning in 2024.
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $92 million and loss of approximately $94 million on our foreign exchange derivative contracts outstanding at September 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at September 30, 2023 and December 31, 2022, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $320 million and $203 million on our foreign exchange derivative contracts designated as a net investment hedge at September 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.

48 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at September 30, 2023 and December 31, 2022.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at September 30, 2023 and December 31, 2022, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 49

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities
Issuer Purchases of Equity Securities
During the third quarter of 2023, we repurchased 4.8 million shares for $1.9 billion at an average price of $400.61 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1,2]
July 1 - 31	1,664,589	$396.95	1,664,589	$6,218,906,492
August 1 - 31	1,737,057	$396.20	1,737,057	$5,530,680,868
September 1 - 30	1,356,433	$410.74	1,356,433	$4,973,542,871
Total	4,758,079	$400.61	4,758,079
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
2 In December 2022 and November 2021, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $9.0 billion and $8.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Ed McLaughlin, President & Chief Technology Officer, Mastercard Technology	Adoption	August 18, 2023	X	-	20,000 shares of Class A Common Stock underlying employee stock options	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) December 31, 2024
1 Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
2 Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1.

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 51

Item 6. Exhibits
Refer to the Exhibit Index included herein.

52 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
10.1*+	Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of October 17, 2023.
10.2*+	Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of October 17, 2023.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q 53

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 26, 2023	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2023	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2023	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

54 MASTERCARD SEPTEMBER 30, 2023 FORM 10-Q