Form 10-Q
period 2024-03-31
Mastercard Inc
filed 2024-05-01
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 26, 2024, there were 922,470,031 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,145,369 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	26	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	36	Item 3.	Quantitative and qualitative disclosures about market risk
	37	Item 4.	Controls and procedures

PART II	39	Item 1.	Legal proceedings
	39	Item 1A.	Risk factors
	39	Item 2.	Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities
	40	Item 5.	Other information
	40	Item 6.	Exhibits
	42	-	Signatures

2 MASTERCARD MARCH 31, 2024 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, AI, information security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, countering the financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practices regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified and diverse workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor as well as other contractual obligations and discretionary actions we may take
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

MASTERCARD MARCH 31, 2024 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated

MASTERCARD MARCH 31, 2024 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Net Revenue	$6,348	$5,748
Operating Expenses:
General and administrative	2,286	2,043
Advertising and marketing	116	167
Depreciation and amortization	216	191
Provision for litigation	126	211
Total operating expenses	2,744	2,612
Operating income	3,604	3,136
Other Income (Expense):
Investment income	95	55
Gains (losses) on equity investments, net	6	(212)
Interest expense	(150)	(132)
Other income (expense), net	3	6
Total other income (expense)	(46)	(283)
Income before income taxes	3,558	2,853
Income tax expense	547	492
Net Income	$3,011	$2,361
Basic Earnings per Share	$3.23	$2.48
Basic weighted-average shares outstanding	933	953
Diluted Earnings per Share	$3.22	$2.47
Diluted weighted-average shares outstanding	935	956

The accompanying notes are an integral part of these consolidated financial statements.

6 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$3,011	$2,361
Other comprehensive income (loss):
Foreign currency translation adjustments	(168)	94
Income tax effect	9	(14)
Foreign currency translation adjustments, net of income tax effect	(159)	80

Translation adjustments on net investment hedges	47	(74)
Income tax effect	(11)	17
Translation adjustments on net investment hedges, net of income tax effect	36	(57)

Cash flow hedges	22	(10)
Income tax effect	(5)	—
Reclassification adjustments for cash flow hedges	5	8
Income tax effect	(2)	1
Cash flow hedges, net of income tax effect	20	(1)

Investment securities available-for-sale	—	2
Income tax effect	—	—
Investment securities available-for-sale, net of income tax effect	—	2

Other comprehensive income (loss), net of income tax effect	(103)	24
Comprehensive Income	$2,908	$2,385

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2024 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	March 31, 2024	December 31, 2023
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,293	$8,588
Restricted security deposits held for customers	1,861	1,845
Investments	364	592
Accounts receivable	4,231	4,060
Settlement assets	1,647	1,233
Prepaid expenses and other current assets	3,028	2,643
Total current assets	18,424	18,961
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,304 and $2,237, respectively	2,077	2,061
Deferred income taxes	1,329	1,355
Goodwill	7,545	7,660
Other intangible assets, net of accumulated amortization of $2,284 and $2,209, respectively	4,123	4,086
Other assets	9,104	8,325
Total Assets	$42,602	$42,448
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$790	$834
Settlement obligations	1,824	1,399
Restricted security deposits held for customers	1,861	1,845
Accrued litigation	595	723
Accrued expenses	8,062	8,517
Short-term debt	2,086	1,337
Other current liabilities	1,687	1,609
Total current liabilities	16,905	16,264
Long-term debt	13,543	14,344
Deferred income taxes	345	369
Other liabilities	4,501	4,474
Total Liabilities	35,294	35,451
Commitments and Contingencies
Redeemable Non-controlling Interests	22	22
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,403 and 1,402 shares issued and 924 and 927 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	5,920	5,893
Class A treasury stock, at cost, 479 and 475 shares, respectively	(62,434)	(60,429)
Retained earnings	64,959	62,564
Accumulated other comprehensive income (loss)	(1,202)	(1,099)
Mastercard Incorporated Stockholders' Equity	7,243	6,929
Non-controlling interests	43	46
Total Equity	7,286	6,975
Total Liabilities, Redeemable Non-controlling Interests and Equity	$42,602	$42,448

The accompanying notes are an integral part of these consolidated financial statements.

8 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended March 31, 2024
Balance at beginning of period	$—	$—	$5,893	$(60,429)	$62,564	$(1,099)	$6,929	$46	$6,975
Net income	—	—	—	—	3,011	—	3,011	—	3,011
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(103)	(103)	—	(103)
Dividends	—	—	—	—	(615)	—	(615)	—	(615)
Purchases of treasury stock	—	—	—	(2,013)	—	—	(2,013)	—	(2,013)
Share-based payments	—	—	27	8	—	—	35	—	35
Balance at end of period	$—	$—	$5,920	$(62,434)	$64,959	$(1,202)	$7,243	$43	$7,286

Three Months Ended March 31, 2023
Balance at beginning of period	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	2,361	—	2,361	—	2,361
Activity related to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	24	24	—	24
Dividends	—	—	—	—	(541)	—	(541)	—	(541)
Purchases of treasury stock	—	—		(2,894)	—	—	(2,894)	—	(2,894)
Share-based payments	—	—	78	7	—	—	85	—	85
Balance at end of period	$—	$—	$5,376	$(54,241)	$55,424	$(1,229)	$5,330	$56	$5,386

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2024 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities
Net income	$3,011	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	411	378
Depreciation and amortization	216	191
(Gains) losses on equity investments, net	(6)	212
Share-based compensation	108	108
Deferred income taxes	3	(129)
Other	32	2
Changes in operating assets and liabilities:
Accounts receivable	(219)	(38)
Settlement assets	(417)	35
Prepaid expenses	(1,490)	(761)
Accrued litigation and legal settlements	(127)	9
Restricted security deposits held for customers	16	40
Accounts payable	(21)	(184)
Settlement obligations	430	(241)
Accrued expenses	(446)	(506)
Net change in other assets and liabilities	171	442
Net cash provided by operating activities	1,672	1,919
Investing Activities
Purchases of investment securities available-for-sale	(95)	(50)
Purchases of investments held-to-maturity	(66)	(26)
Proceeds from sales of investment securities available-for-sale	22	4
Proceeds from maturities of investment securities available-for-sale	67	51
Proceeds from maturities of investments held-to-maturity	284	24
Purchases of property and equipment	(157)	(110)
Capitalized software	(221)	(242)
Purchases of equity investments	(8)	(22)
Proceeds from sales of equity investments	—	44
Other investing activities	—	(70)
Net cash used in investing activities	(174)	(397)
Financing Activities
Purchases of treasury stock	(1,992)	(2,878)
Dividends paid	(616)	(545)
Proceeds from debt, net	—	1,489
Tax withholdings related to share-based payments	(170)	(76)
Cash proceeds from exercise of stock options	97	53
Other financing activities	—	2
Net cash used in financing activities	(2,681)	(1,955)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(95)	37
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,278)	(396)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,465	9,196
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,187	$8,800

The accompanying notes are an integral part of these consolidated financial statements.

10 MASTERCARD MARCH 31, 2024 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At March 31, 2024 and December 31, 2023, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2024 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of December 31, 2023. The consolidated financial statements for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net revenue by category:
Payment network	$3,920	$3,650
Value-added services and solutions	2,428	2,098
Net revenue	$6,348	$5,748
Net revenue by geographic region:
Americas [1]	$2,773	$2,537
Asia Pacific, Europe, Middle East and Africa	3,575	3,211
Net revenue	$6,348	$5,748
1Americas includes the United States, Canada and Latin America. Prior period amounts have been reclassified to conform to the new presentation.

MASTERCARD MARCH 31, 2024 FORM 10-Q 11

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

	March 31, 2024	December 31, 2023
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,989	$3,851
Contract assets
Prepaid expenses and other current assets	157	133
Other assets	409	387
Deferred revenue [1]
Other current liabilities	632	459
Other liabilities	346	318

1    Revenue recognized from performance obligations satisfied during the three months ended March 31, 2024 was $510 million.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Numerator
Net income	$3,011	$2,361
Denominator
Basic weighted-average shares outstanding	933	953
Dilutive stock options and stock units	2	3
Diluted weighted-average shares outstanding [1]	935	956
Earnings per Share
Basic	$3.23	$2.48
Diluted	$3.22	$2.47
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

	March 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$7,293	$8,588
Restricted cash and restricted cash equivalents
Restricted security deposits held for customers	1,861	1,845
Prepaid expenses and other current assets	33	32
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,187	$10,465

12 MASTERCARD MARCH 31, 2024 FORM 10-Q

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
Investments
Investments on the consolidated balance sheet consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Available-for-sale securities	$283	$286
Held-to-maturity securities [1]	81	306
Total investments	$364	$592
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2024 and 2023 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$89	$—	$—	$89	$86	$—	$—	$86
Corporate securities	194	1	(1)	194	200	1	(1)	200
Total	$283	$1	$(1)	$283	$286	$1	$(1)	$286
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds which are denominated in the national currency of the issuing country. Corporate securities held at March 31, 2024 and December 31, 2023, primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates. For the available-for-sale securities in gross unrealized loss positions, the Company (1) does not intend to sell the securities, (2) more likely than not, will not be required to sell the securities before recovery of the unrealized losses, and (3) expects that the contractual principal and interest will be received. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at March 31, 2024 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$151	$151
Due after 1 year through 5 years	132	132
Total	$283	$283

MASTERCARD MARCH 31, 2024 FORM 10-Q 13

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2023	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2024
	(in millions)
Marketable securities	$506	$—	$—	$7	$(1)	$512
Nonmarketable securities	1,223	8	—	(1)	(5)	1,225
Total equity investments	$1,729	$8	$—	$6	$(6)	$1,737
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	March 31, 2024	December 31, 2023
	(in millions)
Measurement alternative	$1,013	$1,008
Equity method	212	215
Total Nonmarketable securities	$1,225	$1,223
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through March 31, 2024:

(in millions)
Initial cost basis	$558
Cumulative adjustments [1]:
Upward adjustments	636
Downward adjustments (including impairment)	(181)
Carrying amount, end of period	$1,013
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Measurement alternative investments:
Upward adjustments	$7	$—
Downward adjustments (including impairment)	(3)	(133)
Marketable securities:
Unrealized gains (losses), net	7	(66)

14 MASTERCARD MARCH 31, 2024 FORM 10-Q

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
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$37	$52	$—	$89	$33	$53	$—	$86
Corporate securities	—	194	—	194	—	200	—	200
Derivative instruments [2]:
Foreign exchange contracts	—	54	—	54	—	36	—	36
Marketable securities [3]:
Equity securities	512	—	—	512	506	—	—	506
Deferred compensation plan [4]:
Deferred compensation assets	101	—	—	101	93	—	—	93

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$31	$—	$31	$—	$104	$—	$104
Interest rate contracts	—	88	—	88	—	79	—	79
Deferred compensation plan [5]:
Deferred compensation liabilities	100	—	—	100	91	—	—	91
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
2The Company’s foreign exchange and interest rate derivative asset and liability contracts measured at fair value are based on observable inputs such as broker quotes for similar derivative instruments. See Note 15 (Derivative and Hedging Instruments) for further details.
3The Company’s Marketable securities are publicly held and fair values are based on unadjusted quoted prices in their respective active markets.
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

MASTERCARD MARCH 31, 2024 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Measurements
Nonmarketable Securities
The Company’s Nonmarketable securities are recorded at fair value on a nonrecurring basis in periods after initial recognition under the equity method or measurement alternative method. Nonmarketable securities are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its Nonmarketable securities when certain events or circumstances indicate that impairment may exist. See Note 5 (Investments) for further details.
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheet at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At March 31, 2024, the carrying value and fair value of debt was $15.6 billion and $14.4 billion, respectively. At December 31, 2023, the carrying value and fair value of debt was $15.7 billion and $14.7 billion, respectively. See Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
Other Financial Instruments
Certain other financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, time deposits, accounts receivable, settlement assets, restricted cash and restricted cash equivalents, accounts payable, settlement obligations and other accrued liabilities.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Customer incentives	$1,629	$1,570
Other	1,399	1,073
Total prepaid expenses and other current assets	$3,028	$2,643
Other assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Customer incentives	$5,894	$5,170
Equity investments	1,737	1,729
Income taxes receivable	843	783
Other	630	643
Total other assets	$9,104	$8,325
Customer incentives represent payments made to customers under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.

16 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Customer incentives	$6,210	$6,219
Personnel costs	631	1,258
Income and other taxes	642	486
Other	579	554
Total accrued expenses	$8,062	$8,517
Customer incentives represent amounts to be paid to customers under business agreements. As of March 31, 2024 and December 31, 2023, long-term customer incentives included in other liabilities were $2,765 million and $2,777 million, respectively.
As of March 31, 2024 and December 31, 2023, the Company’s provision for litigation was $595 million and $723 million, respectively. These amounts are separately reported as accrued litigation on the consolidated balance sheet. See Note 13 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 9. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Dividends declared per share	$0.66	$0.57
Total dividends declared	$615	$541
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended March 31,
	2024		2023
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	927.3	7.2	948.4	7.6
Purchases of treasury stock	(4.4)	—	(8.0)	—
Share-based payments	1.2	—	0.9	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	924.2	7.1	941.4	7.5

MASTERCARD MARCH 31, 2024 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023 and 2022, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $11.0 billion and $9.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$1,992	$2,878
Shares repurchased	4.4	8.0
Average price paid per share	$454.23	$361.70
1The dollar-value of shares repurchased does not include a 1% excise tax. The incremental tax is recorded in treasury stock on the consolidated balance sheet.
As of March 31, 2024, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $12.2 billion.
Note 10. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023 were as follows:

	December 31, 2023	Increase / (Decrease)	Reclassifications	March 31, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(159)	$—	$(1,278)
Translation adjustments on net investment hedges [2]	181	36	—	217
Cash flow hedges
Foreign exchange contracts [3]	(17)	17	2	2
Interest rate contracts	(118)	—	1	(117)
Defined benefit pension and other postretirement plans	(25)	—	—	(25)
Investment securities available-for-sale	(1)	—	—	(1)
Accumulated other comprehensive income (loss)	$(1,099)	$(106)	$3	$(1,202)

	December 31, 2022	Increase / (Decrease)	Reclassifications	March 31, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$80	$—	$(1,334)
Translation adjustments on net investment hedges [2]	309	(57)	—	252
Cash flow hedges
Foreign exchange contracts [3]	(8)	(10)	8	(10)
Interest rate contracts	(123)	—	1	(122)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	2	—	(4)
Accumulated other comprehensive income (loss)	$(1,253)	$15	$9	$(1,229)
1During the three months ended March 31, 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar. During the three months ended March 31, 2023, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro and British pound against the U.S. dollar.
2During the three months ended March 31, 2024, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the three months ended March 31, 2023, the decrease in the accumulated other comprehensive gain related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. See Note 15 (Derivative and Hedging Instruments) for additional information.
3Certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings. See Note 15 (Derivative and Hedging Instruments) for additional information.

18 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Share-Based Payments
During the three months ended March 31, 2024, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2024	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$165
Restricted stock units	0.9	$472
Performance stock units	0.2	$513
The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculates the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2024 was estimated to be six years, while the expected volatility was determined to be 28.7%. These awards expire ten years from the date of grant and vest ratably over three years.
The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. RSUs generally vest ratably over three years.
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
Note 12. Income Taxes
The effective income tax rates were 15.4% and 17.2% for the three months ended March 31, 2024 and 2023, respectively. The lower effective income tax rate for the three months ended March 31, 2024, versus the comparable period in 2023, was primarily due to a change in the Company’s geographic mix of earnings as well as discrete tax benefits related to share-based payments.
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
Note 13. Legal and Regulatory Proceedings
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

MASTERCARD MARCH 31, 2024 FORM 10-Q 19

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
United States. In 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints were styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against Mastercard International, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints were generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that Mastercard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the “no surcharge” rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services, resulting in merchants paying excessive costs for the acceptance of Mastercard and Visa credit and debit cards. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720 (the “U.S. MDL Litigation Cases”). The plaintiffs filed a consolidated class action complaint seeking treble damages.
In 2006, the group of purported merchant class plaintiffs filed a supplemental complaint alleging that Mastercard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between Mastercard and financial institutions in connection with the IPO: (1) violate U.S. antitrust laws and (2) constituted a fraudulent conveyance because the financial institutions allegedly attempted to release, without adequate consideration, Mastercard’s right to assess them for Mastercard’s litigation liabilities. The class plaintiffs sought treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO.
In 2011, Mastercard and Mastercard International entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of financial institutions; and (2) a Mastercard settlement and judgment sharing agreement with a number of financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which Mastercard, the Visa parties and the financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the U.S. MDL Litigation Cases. Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the financial institutions and Mastercard, Mastercard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only Mastercard and the financial institutions with respect to their issuance of Mastercard cards, Mastercard would pay 36% of the monetary portion of such settlement.
In 2012, the parties entered into a definitive settlement agreement with respect to the U.S. MDL Litigation Cases (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its no surcharge rule. The court granted final approval of the settlement in 2013. Following an appeal by objectors and as a result of a reversal by the U.S. Court of Appeals for the Second Circuit, the district court divided the merchants’ claims into two separate classes - monetary damages claims (the “Damages Class”) and claims seeking changes to business practices (the “Rules Relief Class”). The court appointed separate counsel for each class.
In 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims, with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The Damages Class settlement agreement became final in August 2023. Since 2018, Mastercard has reached settlements or agreements in principle to settle with over 250 opt-out merchants. These opt-out merchant settlements, along with the Damages Class settlement, represent over 90% of Mastercard’s U.S. interchange volume. During the first quarter of 2024, the district court denied the defendants’ motions for summary judgment with respect to the ongoing individual opt-out merchant cases. The defendants and the opt-out merchants are in discussions regarding next steps, including whether the individual opt-out cases should be sent back to the original jurisdictions in which the cases were filed for potential trials.
In 2021, the district court granted the Rules Relief Class’s motion for class certification. In March 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which is subject to court approval. The court has scheduled argument on preliminary approval for June 2024.

20 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024 and December 31, 2023, Mastercard had accrued a liability of $499 million and $596 million, respectively, for the U.S. MDL Litigation Cases. The liability as of March 31, 2024 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.9 billion (approximately $1.1 billion as of March 31, 2024) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. A hearing involving multiple merchant cases was completed in March 2024 concerning certain liability issues with respect to merchant claims for damages related to post-Interchange Fee Regulation consumer interchange fees as well as commercial and inter-regional interchange fees.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In December 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1.0 billion (approximately $1.3 billion as of March 31, 2024). A hearing on this application occurred in April 2024.
In 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of March 31, 2024). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange and U.K. domestic interchange fees. The plaintiffs have requested permission to appeal this ruling.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of March 31, 2024) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Australia. In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues has been scheduled for March 2025.
ATM Non-Discrimination Rule Surcharge Complaints
In 2011, a trade association of independent ATM operators and 13 independent ATM operators filed a complaint styled as a class action lawsuit in the U.S. District Court for the District of Columbia against both Mastercard and Visa (the “ATM Operators Class Complaint”).  Plaintiffs seek to represent a class of non-bank operators of ATM terminals that operate in the United States with the discretion to determine the price of the ATM access fee for the terminals they operate. Plaintiffs allege that Mastercard and Visa have violated Section 1 of the Sherman Act by imposing rules that require ATM operators to charge non-discriminatory ATM surcharges for transactions processed over Mastercard’s and Visa’s respective networks that are not greater than the surcharge for transactions over other networks accepted at the same ATM.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.
Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against Mastercard and Visa on behalf of different putative classes of users of ATM services. The claims in these actions largely mirror the allegations made in the ATM Operators Class Complaint, although these complaints seek damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank (“Bank ATM Consumer Class Complaint”) and non-bank (“Non-bank ATM Consumer Class Complaint”) ATM operators as a result of the defendants’ ATM rules. Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.

MASTERCARD MARCH 31, 2024 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2019, the plaintiffs in all three class complaints filed with the district court their motions for class certification. In July 2023, the D.C. Circuit Court affirmed the district court’s previous order granting class certification. The U.S. Supreme Court declined to hear the defendants’ appeal of the certification decision.
In March 2024, Mastercard agreed to a term sheet with the class lawyers representing the Bank ATM Consumer Class to settle those claims. The parties are negotiating a settlement agreement which would be subject to court approval. During the first quarter of 2024, Mastercard recorded an accrual of $93 million in connection with this matter. The litigation with the ATM Operators Class and Non-bank ATM Consumer Class is ongoing. The plaintiffs in these two remaining class complaints, in aggregate, allege over $1 billion in damages against all of the defendants.
U.S. Liability Shift Litigation
In 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law. The district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In 2020, the district court issued an order granting the plaintiffs’ request for class certification. The plaintiffs have submitted expert reports that allege aggregate damages in excess of $1 billion against the four Network Defendants. The Network Defendants have submitted expert reports rebutting both liability and damages and all briefs on summary judgment have been submitted.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In 2019, the Federal Communications Commission (“FCC”) issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received online via email. In 2021, the trial court granted plaintiffs’ request for class certification, but narrowed the scope of the class to stand alone fax recipients only. Mastercard’s request to appeal that decision was denied. Briefing on plaintiffs’ motion to amend the class definition and Mastercard’s cross-motion to decertify the stand alone fax recipient class was completed in April 2023 and the parties await the court’s decision.
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
Note 14. Settlement and Other Risk Management
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
As part of its policies, Mastercard requires certain customers that do not meet the Company’s risk standards to enter into risk mitigation arrangements, including cash collateral and/or forms of credit enhancement such as letters of credit and guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio and the adequacy of its risk mitigation arrangements on a regular basis. Additionally, the Company periodically reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.

22 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Gross settlement exposure	$73,775	$75,023
Risk mitigation arrangements applied to settlement exposure	(12,549)	(12,167)
Net settlement exposure	$61,226	$62,856
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $336 million and $340 million at March 31, 2024 and December 31, 2023, respectively, of which the Company has risk mitigation arrangements for $269 million and $272 million at March 31, 2024 and December 31, 2023, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 15. Derivative and Hedging Instruments
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
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the three months ended March 31, 2024 and 2023 was not material.

MASTERCARD MARCH 31, 2024 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are recognized in general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three months ended March 31, 2024 and 2023 were not material.
As of March 31, 2024 and December 31, 2023, the Company had €1.6 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three months ended March 31, 2024 and 2023, the Company recorded pre-tax net foreign currency gains (losses) of $44 million and $(35) million, respectively, in other comprehensive income (loss).
As of March 31, 2024 and December 31, 2023, the Company had net foreign currency gains of $217 million and $181 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2024			December 31, 2023
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$951	$13	$11	$1,006	$2	$25
Interest rate contracts in a fair value hedge [2]	1,000	—	88	1,000	—	79
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	5,526	41	20	5,424	34	79
Total derivative assets/liabilities	$7,477	$54	$119	$7,430	$36	$183
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three Months Ended March 31,
	2024	2023		2024	2023
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts	$22	$(10)	Net revenue	$(3)	$(6)
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$3	$(39)

24 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2024 that will be reclassified into the consolidated statement of operations within the next 12 months is not material. The term of the foreign exchange derivative contracts designated in hedging relationships are generally less than 18 months.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2024	2023
	(in millions)
Foreign exchange contracts
General and administrative	$72	$15
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

MASTERCARD MARCH 31, 2024 FORM 10-Q 25

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2023 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2024. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023
	(in millions, except per share data)
Net revenue	$6,348	$5,748	10%
Operating expenses	$2,744	$2,612	5%
Operating income	$3,604	$3,136	15%
Operating margin	56.8%	54.6%	2.2 ppt
Income tax expense	$547	$492	11%
Effective income tax rate	15.4%	17.2%	(1.9) ppt
Net income	$3,011	$2,361	28%
Diluted earnings per share	$3.22	$2.47	30%
Diluted weighted-average shares outstanding	935	956	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$6,348	$5,748	10%	11%
Adjusted operating expenses	$2,617	$2,401	9%	9%
Adjusted operating margin	58.8%	58.2%	0.5 ppt	0.7 ppt
Adjusted effective income tax rate	15.9%	18.3%	(2.3) ppt	(2.4) ppt
Adjusted net income	$3,093	$2,678	16%	16%
Adjusted diluted earnings per share	$3.31	$2.80	18%	19%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

26 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three months ended March 31, 2024, versus the comparable period in 2023:

Net revenue
Three Months Ended March 31, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 10%	up 11%

Operating expenses	Adjusted operating expenses
Three Months Ended March 31, 2024
GAAP	Non-GAAP (currency-neutral)
The as reported operating expense increase was primarily due to higher general and administrative expenses, partially offset by lower litigation provisions and advertising and marketing expenses. The as adjusted operating expense increase was primarily due to higher general and administrative expenses, partially offset by lower advertising and marketing expenses.

up 5%	up 9%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended March 31, 2024
Both the as reported and as adjusted effective income tax rates were lower than the prior year rates primarily due to a change in our geographic mix of earnings as well as discrete tax benefits related to share-based payments.

GAAP	Non-GAAP
15.4%	15.9%
down 1.9 ppt	down 2.3 ppt
Other financial highlights for the three months ended March 31, 2024 were as follows:
•We generated net cash flows from operations of $1.7 billion.
•We repurchased 4.4 million shares of our common stock for $2.0 billion and paid dividends of $0.6 billion.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). As described more fully below, our non-GAAP financial measures exclude the impact of gains and losses on our equity investments which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP.
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three months ended March 31, 2024 and 2023, we recorded net gains of $6 million ($5 million after tax, or $0.01 per diluted share) and net losses of $212 million ($176 million after tax, or $0.18 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.

MASTERCARD MARCH 31, 2024 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•In the three months ended March 31, 2024, we recorded charges of $126 million ($87 million after tax, or $0.09 per diluted share), primarily due to a legal provision associated with the ATM non-discrimination rule surcharge complaints.
•In the three months ended March 31, 2023, we recorded charges of $211 million ($140 million after tax, or $0.15 per diluted share) as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
See Note 5 (Investments) and Note 13 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion related to certain of the items discussed above.
Currency-neutral Growth Rates
Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results and are non-GAAP financial measures. The impact of currency translation represents the effect of translating operating results where the functional currency is different from our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our foreign exchange derivative contracts designated as cash flow hedging instruments is recognized in the respective financial statement line item on the statement of operations when the underlying forecasted transactions impact earnings. We believe the presentation of currency-neutral growth rates provides relevant information to facilitate an understanding of our operating results.
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
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended March 31, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,744	56.8%	$(46)	15.4%	$3,011	$3.22
(Gains) losses on equity investments	**	**	(6)	—%	(5)	(0.01)
Litigation provisions	(126)	2.0%	**	0.5%	87	0.09
Adjusted - Non-GAAP	$2,617	58.8%	$(52)	15.9%	$3,093	$3.31

	Three Months Ended March 31, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,612	54.6%	$(283)	17.2%	$2,361	$2.47
(Gains) losses on equity investments	**	**	212	—%	176	0.18
Litigation provisions	(211)	3.7%	**	1.1%	140	0.15
Adjusted - Non-GAAP	$2,401	58.2%	$(71)	18.3%	$2,678	$2.80
Note: Tables may not sum due to rounding.
**    Not applicable.

28 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2024 as compared to the Three Months Ended March 31, 2023
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	5%	2.2 ppt	(1.9) ppt	28%	30%
(Gains) losses on equity investments	**	**	— ppt	(9)%	(9)%
Litigation provisions	4%	(1.7) ppt	(0.5) ppt	(3)%	(3)%
Adjusted - Non-GAAP	9%	0.5 ppt	(2.3) ppt	16%	18%
Currency impact	—%	0.1 ppt	(0.1) ppt	1%	—%
Adjusted - Non-GAAP - currency-neutral	9%	0.7 ppt	(2.4) ppt	16%	19%
Note: Table may not sum due to rounding.
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
Cross-border Volume Growth measures the growth of cross-border dollar volume during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.
Switched Transactions measures the number of transactions switched by Mastercard, which is defined as the number of transactions initiated and switched through our network during the period.
1    Data used in the calculation of GDV is provided by Mastercard customers and is subject to verification by Mastercard and partial cross-checking against information provided by Mastercard’s transaction switching systems. All data is subject to revision and amendment by Mastercard or Mastercard’s customers.

MASTERCARD MARCH 31, 2024 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended March 31,
	2024		2023
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	9%	10%	10%	15%
United States	6%	6%	9%	9%
Worldwide less United States	10%	13%	11%	18%

Cross-border volume growth [1]	19%	18%	29%	35%

	Three Months Ended March 31,
	2024	2023
	Increase/(Decrease)
Switched transactions growth	13%	12%
1    Excludes volume generated by Maestro and Cirrus cards.
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,470	$2,254	10%	10%
Cross-border assessments	$2,238	$1,849	21%	22%
Transaction processing assessments	$3,086	$2,752	12%	12%
Other network assessments	$226	$212	6%	6%

30 MASTERCARD MARCH 31, 2024 FORM 10-Q

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2024, GDV on a U.S. dollar-converted basis increased 9% while GDV on a local currency basis increased 10% versus the comparable periods in 2023. Further, the impact from transactional currency occurs in our key metric related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 15 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
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
Our foreign exchange risk management activities are discussed further in Note 15 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023
	($ in millions)
Payment network	$3,920	$3,650	7%
Value-added services and solutions	2,428	2,098	16%
Total net revenue	$6,348	$5,748	10%
For the three months ended March 31, 2024, net revenue increased 10%, or 11% on a currency-neutral basis, versus the comparable period in 2023. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 7%, or 8% on a currency-neutral basis, versus the comparable period in 2023. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $4,100 million of rebates and incentives provided to customers, which increased 20%, on both an as reported and currency-neutral basis, versus the comparable period in 2023, primarily due to an increase in our key drivers as well as new and renewed deals.

MASTERCARD MARCH 31, 2024 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 16%, or 15% on a currency-neutral basis, versus the comparable period in 2023. The increase was driven primarily by growth in (i) our underlying key drivers, (ii) our consulting and marketing services, loyalty solutions and fraud and security capabilities and (iii) other solutions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of our revenue recognition policies.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1]	Total
Payment network	8%	**	(1)%	7%
Value-added services and solutions	15%	—%	—%	16%
Net revenue	11%	—%	—%	10%
Note: Table may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
Operating Expenses
For the three months ended March 31, 2024, operating expenses increased 5% versus the comparable period in 2023. Adjusted operating expenses increased 9%, on both an as adjusted and currency-neutral basis, versus the comparable period in 2023.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2024	2023
	($ in millions)
General and administrative	$2,286	$2,043	12%
Advertising and marketing	116	167	(31)%
Depreciation and amortization	216	191	13%
Provision for litigation	126	211	**
Total operating expenses	2,744	2,612	5%
Special Items [1]	(126)	(211)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,617	$2,401	9%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

32 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following table summarizes the drivers of changes in operating expenses:

	Three Months Ended March 31, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency Impact [1,2]	Special Items [2,3]	Total
General and administrative	11%	—%	—%	**	12%
Advertising and marketing	(31)%	—%	—%	**	(31)%
Depreciation and amortization	12%	—%	1%	**	13%
Provision for litigation	**	**	**	**	**
Total operating expenses	8%	—%	—%	(4)%	5%
Note: Table may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
3The Special Items driver of change related to provision for litigation is reflected in total operating expenses.
General and Administrative
For the three months ended March 31, 2024, general and administrative expenses increased 12% on both an as reported and currency-neutral basis, versus the comparable period in 2023. The increase was due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payments, services and new network capabilities.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023
	($ in millions)
Personnel	$1,514	$1,426	6%
Professional fees	116	100	15%
Data processing and telecommunications	263	235	12%
Foreign exchange activity [1]	28	16	**
Other	365	266	38%
Total general and administrative expenses	$2,286	$2,043	12%
Note: Table may not sum due to rounding.
**    Not meaningful.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 15 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended March 31, 2024, advertising and marketing expenses decreased 31% on both an as reported and a currency-neutral basis, versus the comparable period in 2023, primarily due to timing of spending on sponsorships.
Depreciation and Amortization
For the three months ended March 31, 2024, depreciation and amortization expenses increased 13%, or 12% on a currency-neutral basis, versus the comparable period in 2023, primarily due to increased software capitalization driven by the continued growth of our business.
Provision for Litigation
For the three months ended March 31, 2024, we recorded $126 million, primarily due to a legal provision associated with the ATM non-discrimination rule surcharge complaints. See “Non-GAAP Financial Information” in this section and Note 13 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

MASTERCARD MARCH 31, 2024 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
For the three months ended March 31, 2024, other income (expense) decreased $237 million, versus the comparable period in 2023. Adjusted other income (expense) decreased $19 million versus the comparable period in 2023. See the table below for further detail on the changes in other income (expense).
The components of other income (expense) were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2024	2023
	($ in millions)
Investment income	$95	$55	$40
Gains (losses) on equity investments, net	6	(212)	218
Interest expense	(150)	(132)	(18)
Other income (expense), net	3	6	(3)
Total other income (expense)	(46)	(283)	237
(Gains) losses on equity investments [1]	(6)	212	(218)
Adjusted total other income (expense) [1]	$(52)	$(71)	$19
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 15.4% and 17.2% for the three months ended March 31, 2024 and 2023, respectively. The adjusted effective income tax rates were 15.9% and 18.3% for the three months ended March 31, 2024 and 2023, respectively. Both the as reported and as adjusted effective income tax rates were lower versus the comparable period in 2023, primarily due to a change in our geographic mix of earnings as well as discrete tax benefits related to share-based payments.
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
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2024	December 31, 2023
	(in billions)
Cash, cash equivalents and investments [1]	$7.7	$9.2
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.9 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively.
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
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many of the transactions between our customers. Historically, payments under these guarantees have not been significant; however, historical trends may not be indicative of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven by regional or global economic and market conditions, including, but not limited to the health of the financial institutions in a country or region. See Note 14 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 for a description of these guarantees.

34 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 13 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$1,672	$1,919
Net cash used in investing activities	$(174)	$(397)
Net cash used in financing activities	$(2,681)	$(1,955)
Net cash provided by operating activities decreased $247 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher net income after adjusting for non-cash items, more than offset by higher customer incentive payments.
Net cash used in investing activities decreased $223 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher proceeds from the maturities of investments in time deposits.
Net cash used in financing activities increased $726 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to no cash proceeds received from debt issuances in the current period versus the comparable period, partially offset by less cash paid for repurchases of our Class A common stock.
Debt and Credit Availability
Our total debt outstanding was $15.6 billion and $15.7 billion at March 31, 2024 and December 31, 2023, respectively, with the earliest maturity of $1.0 billion of principal occurring in April 2024.
As of March 31, 2024, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) which expires in November 2028.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2024 and December 31, 2023.
See Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends totaled $616 million for the three months ended March 31, 2024.
On December 5, 2023, our Board of Directors declared a quarterly cash dividend of $0.66 per share paid on February 9, 2024 to holders of record on January 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $616 million.
On February 6, 2024, our Board of Directors declared a quarterly cash dividend of $0.66 per share payable on May 9, 2024 to holders of record on April 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $615 million.

MASTERCARD MARCH 31, 2024 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively. The program approved in 2023 will become effective after the completion of the share repurchase program approved in 2022. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through March 31, 2024:

(in millions, except average price data)
Remaining authorization at December 31, 2023	$14,142
Dollar-value of shares repurchased during the three months ended March 31, 2024 [1]	$1,992
Remaining authorization at March 31, 2024	$12,150
Shares repurchased during the three months ended March 31, 2024	4.4
Average price paid per share during the three months ended March 31, 2024	$454.23
1    The dollar-value of shares repurchased does not include a 1% excise tax. The incremental tax is recorded in treasury stock on the consolidated balance sheet.
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
Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 15 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $416 million and $414 million on our foreign exchange derivative contracts outstanding at March 31, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at March 31, 2024 and December 31, 2023, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of March 31, 2024 and December 31, 2023, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2024 and December 31, 2023.

36 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $26 million and $29 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at March 31, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.

MASTERCARD MARCH 31, 2024 FORM 10-Q 37

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 13 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities
Issuer Purchases of Equity Securities
During the first quarter of 2024, we repurchased 4.4 million shares for $2.0 billion at an average price of $454.23 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,584,245	$428.76	1,584,245	$13,463,128,353
February 1 - 29	1,399,546	$461.26	1,399,546	$12,817,572,326
March 1 - 31	1,401,883	$475.98	1,401,883	$12,150,300,756
Total	4,385,674	$454.23	4,385,674
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively.

MASTERCARD MARCH 31, 2024 FORM 10-Q 39

PART II
ITEM 5. OTHER INFORMATION
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Tim Murphy, Chief Administrative Officer	Adoption	February 1, 2024	X	-	15,724 shares of Class A Common Stock	The earlier of (i) the date when all securities under plan are sold and (ii) December 31, 2024
Ling Hai, President, Asia Pacific, Europe, Middle East and Africa	Adoption	February 1, 2024	X	-	8,676 shares of Class A Common Stock underlying employee stock options	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) February 28, 2025
Craig Vosburg, Chief Services Officer	Adoption	February 21, 2024	X	-	27,084 shares of Class A Common Stock underlying employee stock options	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) November 22, 2024
Ajay Bhalla, Former President, Cyber and Intelligence Solutions [3]	Adoption	February 23, 2024	X	-	42,248 shares of Class A Common Stock underlying employee stock options	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) September 11, 2024
Raj Seshadri, Chief Commercial Payments Officer	Adoption	February 26, 2024	X	-	(i) 20,764 shares of Class A Common Stock underlying employee stock options and (ii) 3,199 shares of Class A Common Stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) December 31, 2024
1Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3Mr. Bhalla departed Mastercard on April 5, 2024.
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

40 MASTERCARD MARCH 31, 2024 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
10.1*+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024).
10.2*+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024).
10.3*+	Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MASTERCARD MARCH 31, 2024 FORM 10-Q 41

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	May 1, 2024	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

42 MASTERCARD MARCH 31, 2024 FORM 10-Q