Form 10-Q
period 2024-06-30
Mastercard Inc
filed 2024-07-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 26, 2024, there were 916,710,583 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,124,405 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	30	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	42	Item 3.	Quantitative and qualitative disclosures about market risk
	43	Item 4.	Controls and procedures

PART II	45	Item 1.	Legal proceedings
	45	Item 1A.	Risk factors
	45	Item 2.	Unregistered sales of equity securities and use of proceeds
	45	Item 5.	Other information
	46	Item 6.	Exhibits
	47	-	Signatures

2 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
MASTERCARD JUNE 30, 2024 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD JUNE 30, 2024 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net Revenue	$6,961	$6,269	$13,309	$12,017
Operating Expenses:
General and administrative	2,418	2,200	4,704	4,243
Advertising and marketing	184	201	300	368
Depreciation and amortization	225	192	441	383
Provision for litigation	98	20	224	231
Total operating expenses	2,925	2,613	5,669	5,225
Operating income	4,036	3,656	7,640	6,792
Other Income (Expense):
Investment income	60	59	155	114
Gains (losses) on equity investments, net	(13)	123	(7)	(89)
Interest expense	(153)	(144)	(303)	(276)
Other income (expense), net	9	10	12	16
Total other income (expense)	(97)	48	(143)	(235)
Income before income taxes	3,939	3,704	7,497	6,557
Income tax expense	681	859	1,228	1,351
Net Income	$3,258	$2,845	$6,269	$5,206
Basic Earnings per Share	$3.51	$3.01	$6.74	$5.48
Basic weighted-average shares outstanding	929	946	931	949
Diluted Earnings per Share	$3.50	$3.00	$6.72	$5.47
Diluted weighted-average shares outstanding	930	949	933	952

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net Income	$3,258	$2,845	$6,269	$5,206
Other comprehensive income (loss):
Foreign currency translation adjustments	(46)	53	(214)	147
Income tax effect	18	—	27	(14)
Foreign currency translation adjustments, net of income tax effect	(28)	53	(187)	133

Translation adjustments on net investment hedges	2	(11)	49	(85)
Income tax effect	—	2	(11)	19
Translation adjustments on net investment hedges, net of income tax effect	2	(9)	38	(66)

Cash flow hedges	91	(14)	113	(24)
Income tax effect	(3)	6	(8)	6
Reclassification adjustments for cash flow hedges	(68)	9	(63)	17
Income tax effect	1	(5)	(1)	(4)
Cash flow hedges, net of income tax effect	21	(4)	41	(5)

Defined benefit pension and other postretirement plans	2	—	2	—
Income tax effect	—	—	—	—
Reclassification adjustments for defined benefit pension and other postretirement plans	—	—	—	—
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	2	—	2	—

Investment securities available-for-sale	—	—	—	2
Income tax effect	—	—	—	—
Investment securities available-for-sale, net of income tax effect	—	—	—	2

Other comprehensive income (loss), net of income tax effect	(3)	40	(106)	64
Comprehensive Income	$3,255	$2,885	$6,163	$5,270

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2024 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	June 30, 2024	December 31, 2023
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,996	$8,588
Restricted security deposits held for customers	1,772	1,845
Investments	362	592
Accounts receivable	4,195	4,060
Settlement assets	1,514	1,233
Prepaid expenses and other current assets	2,941	2,643
Total current assets	17,780	18,961
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,373 and $2,237, respectively	2,148	2,061
Deferred income taxes	1,423	1,355
Goodwill	7,563	7,660
Other intangible assets, net of accumulated amortization of $2,290 and $2,209, respectively	4,149	4,086
Other assets	9,270	8,325
Total Assets	$42,333	$42,448
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$835	$834
Settlement obligations	1,594	1,399
Restricted security deposits held for customers	1,772	1,845
Accrued litigation	525	723
Accrued expenses	8,007	8,517
Short-term debt	1,086	1,337
Other current liabilities	1,775	1,609
Total current liabilities	15,594	16,264
Long-term debt	14,519	14,344
Deferred income taxes	337	369
Other liabilities	4,401	4,474
Total Liabilities	34,851	35,451
Commitments and Contingencies
Redeemable Non-controlling Interests	22	22
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,403 and 1,402 shares issued and 919 and 927 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,089	5,893
Class A treasury stock, at cost, 485 and 475 shares, respectively	(65,067)	(60,429)
Retained earnings	67,604	62,564
Accumulated other comprehensive income (loss)	(1,205)	(1,099)
Mastercard Incorporated Stockholders' Equity	7,421	6,929
Non-controlling interests	39	46
Total Equity	7,460	6,975
Total Liabilities, Redeemable Non-controlling Interests and Equity	$42,333	$42,448

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended June 30, 2024
Balance at beginning of period	$—	$—	$5,920	$(62,434)	$64,959	$(1,202)	$7,243	$43	$7,286
Net income	—	—	—	—	3,258	—	3,258	—	3,258
Activity related to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(3)	(3)	—	(3)
Dividends	—	—	—	—	(611)	—	(611)	—	(611)
Purchases of treasury stock	—	—	—	(2,633)	—	—	(2,633)	—	(2,633)
Share-based payments	—	—	169	—	—	—	169	—	169
Balance at end of period	$—	$—	$6,089	$(65,067)	$67,604	$(1,205)	$7,421	$39	$7,460

Six Months Ended June 30, 2024
Balance at beginning of period	$—	$—	$5,893	$(60,429)	$62,564	$(1,099)	$6,929	$46	$6,975
Net income	—	—	—	—	6,269	—	6,269	—	6,269
Activity related to non-controlling interests	—	—	—	—	—	—	—	(7)	(7)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(106)	(106)	—	(106)
Dividends	—	—	—	—	(1,226)	—	(1,226)	—	(1,226)
Purchases of treasury stock	—	—	—	(4,646)	—	—	(4,646)	—	(4,646)
Share-based payments	—	—	196	8	—	—	204	—	204
Balance at end of period	$—	$—	$6,089	$(65,067)	$67,604	$(1,205)	$7,421	$39	$7,460
MASTERCARD JUNE 30, 2024 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended June 30, 2023
Balance at beginning of period	$—	$—	$5,376	$(54,241)	$55,424	$(1,229)	$5,330	$56	$5,386
Net income	—	—	—	—	2,845	—	2,845	—	2,845
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	40	40	—	40
Dividends	—	—	—	—	(538)	—	(538)	—	(538)
Purchases of treasury stock	—	—	—	(2,423)	—	—	(2,423)	—	(2,423)
Share-based payments	—	—	246	5	—	—	251	—	251
Balance at end of period	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557

Six Months Ended June 30, 2023
Balance at beginning of period	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	5,206	—	5,206	—	5,206
Activity related to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Redeemable non-controlling interest adjustments	—	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	64	64	—	64
Dividends	—	—	—	—	(1,079)	—	(1,079)	—	(1,079)
Purchases of treasury stock	—	—	—	(5,317)	—	—	(5,317)	—	(5,317)
Share-based payments	—	—	324	12	—	—	336	—	336
Balance at end of period	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557

The accompanying notes are an integral part of these consolidated financial statements.
10 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities
Net income	$6,269	$5,206
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	826	782
Depreciation and amortization	441	383
(Gains) losses on equity investments, net	7	89
Share-based compensation	263	243
Deferred income taxes	(93)	24
Other	80	37
Changes in operating assets and liabilities:
Accounts receivable	(234)	(268)
Settlement assets	(284)	(108)
Prepaid expenses	(1,980)	(1,286)
Accrued litigation and legal settlements	(197)	(20)
Restricted security deposits held for customers	(73)	155
Accounts payable	9	(287)
Settlement obligations	199	31
Accrued expenses	(415)	(707)
Net change in other assets and liabilities	(8)	343
Net cash provided by operating activities	4,810	4,617
Investing Activities
Purchases of investment securities available-for-sale	(219)	(157)
Purchases of investments held-to-maturity	(81)	(31)
Proceeds from sales of investment securities available-for-sale	58	45
Proceeds from maturities of investment securities available-for-sale	139	102
Proceeds from maturities of investments held-to-maturity	306	91
Purchases of property and equipment	(272)	(190)
Capitalized software	(402)	(395)
Purchases of equity investments	(18)	(53)
Proceeds from sales of equity investments	23	44
Other investing activities	(2)	(71)
Net cash used in investing activities	(468)	(615)
Financing Activities
Purchases of treasury stock	(4,631)	(5,294)
Dividends paid	(1,231)	(1,086)
Proceeds from debt, net	983	1,550
Payment of debt	(1,000)	—
Tax withholdings related to share-based payments	(174)	(79)
Cash proceeds from exercise of stock options	115	172
Other financing activities	—	3
Net cash used in financing activities	(5,938)	(4,734)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(67)	57
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,663)	(675)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,465	9,196
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$8,802	$8,521

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD JUNE 30, 2024 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At June 30, 2024 and December 31, 2023, there were no significant VIEs that required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2024 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of December 31, 2023. The consolidated financial statements for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net revenue by category:
Payment network	$4,375	$4,073	$8,295	$7,723
Value-added services and solutions	2,586	2,196	5,014	4,294
Net revenue	$6,961	$6,269	$13,309	$12,017
Net revenue by geographic region:
Americas [1]	$3,164	$2,814	$5,937	$5,351
Asia Pacific, Europe, Middle East and Africa	3,797	3,455	7,372	6,666
Net revenue	$6,961	$6,269	$13,309	$12,017
1Americas includes the United States, Canada and Latin America. Prior period amounts have been reclassified to conform to the new presentation.
12 MASTERCARD JUNE 30, 2024 FORM 10-Q

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

	June 30, 2024	December 31, 2023
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,991	$3,851
Contract assets
Prepaid expenses and other current assets	133	133
Other assets	434	387
Deferred revenue [1]
Other current liabilities	711	459
Other liabilities	333	318

1    Revenue recognized from performance obligations satisfied during the three and six months ended June 30, 2024 were $569 million and $1,079 million, respectively.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Numerator
Net income	$3,258	$2,845	$6,269	$5,206
Denominator
Basic weighted-average shares outstanding	929	946	931	949
Dilutive stock options and stock units	2	2	2	3
Diluted weighted-average shares outstanding [1]	930	949	933	952
Earnings per Share
Basic	$3.51	$3.01	$6.74	$5.48
Diluted	$3.50	$3.00	$6.72	$5.47
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

	June 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$6,996	$8,588
Restricted cash and restricted cash equivalents
Restricted security deposits held for customers	1,772	1,845
Prepaid expenses and other current assets	34	32
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,802	$10,465
MASTERCARD JUNE 30, 2024 FORM 10-Q 13

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
Investments
Investments on the consolidated balance sheet consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Available-for-sale securities	$290	$286
Held-to-maturity securities [1]	72	306
Total investments	$362	$592
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2024 and 2023 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$87	$—	$—	$87	$86	$—	$—	$86
Corporate securities	203	—	—	203	200	1	(1)	200
Total	$290	$—	$—	$290	$286	$1	$(1)	$286
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate securities held at June 30, 2024 and December 31, 2023, primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates. For the available-for-sale securities in gross unrealized loss positions, the Company (1) does not intend to sell the securities, (2) more likely than not, will not be required to sell the securities before recovery of the unrealized losses and (3) expects that the contractual principal and interest will be received. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at June 30, 2024 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$153	$153
Due after 1 year through 5 years	137	137
Total	$290	$290
14 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2023	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2024
	(in millions)
Marketable securities	$506	$—	$(23)	$(9)	$24	$498
Nonmarketable securities	1,223	18	—	2	(32)	1,211
Total equity investments	$1,729	$18	$(23)	$(7)	$(8)	$1,709
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes reclasses between Marketable and Nonmarketable securities as well as translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2024	December 31, 2023
	(in millions)
Measurement alternative	$988	$1,008
Equity method	223	215
Total Nonmarketable securities	$1,211	$1,223
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through June 30, 2024:

(in millions)
Initial cost basis	$534
Cumulative adjustments [1]:
Upward adjustments	636
Downward adjustments (including impairment)	(182)
Carrying amount, end of period	$988
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Measurement alternative investments:
Upward adjustments	$—	$6	$7	$6
Downward adjustments (including impairment)	(1)	(2)	(4)	(135)
Marketable securities:
Unrealized gains (losses), net	(21)	121	(14)	55
MASTERCARD JUNE 30, 2024 FORM 10-Q 15

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
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$39	$48	$—	$87	$33	$53	$—	$86
Corporate securities	—	203	—	203	—	200	—	200
Derivative instruments [2]:
Foreign exchange contracts	—	113	—	113	—	36	—	36
Marketable securities [3]:
Equity securities	498	—	—	498	506	—	—	506
Deferred compensation plan [4]:
Deferred compensation assets	104	—	—	104	93	—	—	93

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$13	$—	$13	$—	$104	$—	$104
Interest rate contracts	—	83	—	83	—	79	—	79
Deferred compensation plan [5]:
Deferred compensation liabilities	102	—	—	102	91	—	—	91
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
2The Company’s foreign exchange and interest rate derivative asset and liability contracts measured at fair value are based on observable inputs such as broker quotes for similar derivative instruments. See Note 16 (Derivative and Hedging Instruments) for further details.
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
16 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheet at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At June 30, 2024, the carrying value and fair value of debt was $15.6 billion and $14.1 billion, respectively. At December 31, 2023, the carrying value and fair value of debt was $15.7 billion and $14.7 billion, respectively. See Note 9 (Debt) for further details.
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
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$1,662	$1,570
Other	1,279	1,073
Total prepaid expenses and other current assets	$2,941	$2,643
Other assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$5,959	$5,170
Equity investments	1,709	1,729
Income taxes receivable	846	783
Other	756	643
Total other assets	$9,270	$8,325
Customer incentives represent payments made to customers under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
MASTERCARD JUNE 30, 2024 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$6,289	$6,219
Personnel costs	823	1,258
Income and other taxes	313	486
Other	582	554
Total accrued expenses	$8,007	$8,517
Customer incentives represent amounts to be paid to customers under business agreements. As of June 30, 2024 and December 31, 2023, long-term customer incentives included in other liabilities were $2,786 million and $2,777 million, respectively.
As of June 30, 2024 and December 31, 2023, the Company’s provision for litigation was $525 million and $723 million, respectively. These amounts are separately reported as accrued litigation on the consolidated balance sheet. See Note 14 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
18 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			June 30, 2024	December 31, 2023	Effective Interest Rate
			(in millions)
Senior Notes

2024 USD Notes	4.875%	Senior Notes due May 2034	$1,000	$—	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	803	830	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	856	885	2.189%
	2.500%	Senior Notes due December 2030	160	166	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	—	1,000	3.484%

Other Debt

2023 INR Term Loan [3]	9.430%	Term Loan due July 2024	337	338	9.780%

			15,806	15,869
Less: Unamortized discount and debt issuance costs			(118)	(109)
Less: Cumulative hedge accounting fair value adjustments [4]			(83)	(79)
Total debt outstanding			15,605	15,681
Less: Short-term debt [5]			(1,086)	(1,337)
Long-term debt			$14,519	$14,344
1 €750 million euro-denominated debt issued in February 2022.
2 €950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3 INR28.1 billion Indian rupee-denominated loan issued in July 2023.
4 The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 16 (Derivative and Hedging Instruments) for additional information.
5 The 2019 USD Notes due March 2025 and the INR Term Loan due July 2024 are classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheet as of June 30, 2024. The 2014 USD Notes due April 2024 and the INR Term Loan due July 2024 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheet as of December 31, 2023.
MASTERCARD JUNE 30, 2024 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
In May 2024, the Company issued $1 billion principal amount of notes due May 2034 (the “2024 USD Notes”). The net proceeds from the issuance of the 2024 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $983 million.
The Senior Notes described above are not subject to any financial covenants and may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Dividends declared per share	$0.66	$0.57	$1.32	$1.14
Total dividends declared	$611	$538	$1,226	$1,079
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended June 30,
	2024		2023
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	924.2	7.1	941.4	7.5
Purchases of treasury stock	(5.8)	—	(6.5)	—
Share-based payments	0.1	—	0.9	—
Conversion of Class B to Class A common stock	—	—	0.1	(0.1)
Balance at end of period	918.5	7.1	935.9	7.4

	Six Months Ended June 30,
	2024		2023
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	927.3	7.2	948.4	7.6
Purchases of treasury stock	(10.2)	—	(14.4)	—
Share-based payments	1.3	—	1.7	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.2	(0.2)
Balance at end of period	918.5	7.1	935.9	7.4
20 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023 and 2022, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $11.0 billion and $9.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Six Months Ended June 30,
	2024	2023
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$4,631	$5,294
Shares repurchased	10.2	14.4
Average price paid per share	$454.92	$367.00
1The dollar-value of shares repurchased does not include a 1% excise tax. The incremental tax is recorded in treasury stock on the consolidated balance sheet.
As of June 30, 2024, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $9.5 billion.
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2024 and 2023 were as follows:

	December 31, 2023	Increase / (Decrease)	Reclassifications	June 30, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(187)	$—	$(1,306)
Translation adjustments on net investment hedges [2]	181	38	—	219
Cash flow hedges
Foreign exchange contracts [3]	(17)	105	(66)	22
Interest rate contracts	(118)	—	2	(116)
Defined benefit pension and other postretirement plans	(25)	2	—	(23)
Investment securities available-for-sale	(1)	—	—	(1)
Accumulated other comprehensive income (loss)	$(1,099)	$(42)	$(64)	$(1,205)

	December 31, 2022	Increase / (Decrease)	Reclassifications	June 30, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$133	$—	$(1,281)
Translation adjustments on net investment hedges [2]	309	(66)	—	243
Cash flow hedges
Foreign exchange contracts [3]	(8)	(18)	11	(15)
Interest rate contracts	(123)	—	2	(121)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	2	—	(4)
Accumulated other comprehensive income (loss)	$(1,253)	$51	$13	$(1,189)
1During the six months ended June 30, 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and Brazilian real against the U.S. dollar. During the six months ended June 30, 2023, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound and euro against the U.S. dollar.
2During the six months ended June 30, 2024, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. During the six months ended June 30, 2023, the decrease in the accumulated other comprehensive gain related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
3Certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings. See Note 16 (Derivative and Hedging Instruments) for additional information.
MASTERCARD JUNE 30, 2024 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Share-Based Payments
During the six months ended June 30, 2024, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2024	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$165
Restricted stock units	0.9	$472
Performance stock units	0.2	$512
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
Note 13. Income Taxes
The effective income tax rates were 17.3% and 23.2% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rates were 16.4% and 20.6% for the six months ended June 30, 2024 and 2023, respectively. The lower effective income tax rates for the three months and six months ended June 30, 2024, versus the comparable periods in 2023, were primarily due to a $212 million discrete tax expense recognized in the second quarter of 2023 to establish a valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset resulting from foreign tax legislation enacted in Brazil in 2023. A change in the Company’s geographic mix of earnings also contributed to the lower effective income tax rates for the current periods.
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
22 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
In 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims, with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The Damages Class settlement agreement became final in August 2023. Since 2018, Mastercard has reached settlements or agreements in principle to settle with over 250 opt-out merchants. These opt-out merchant settlements, along with the Damages Class settlement, represent over 90% of Mastercard’s U.S. interchange volume. During the first quarter of 2024, the district court denied the defendants’ motions for summary judgment with respect to the ongoing individual opt-out merchant cases and has issued orders recommending that these cases be sent back to their original jurisdictions for potential trials.
In 2021, the district court granted the Rules Relief Class’s motion for class certification. In March 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims. The court held a preliminary settlement approval hearing in June 2024, and subsequently issued a decision denying approval of the settlement. The defendants and the Rules Relief Class lawyers are in discussions regarding next steps.
MASTERCARD JUNE 30, 2024 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024 and December 31, 2023, Mastercard had accrued a liability of $432 million and $596 million, respectively, for the U.S. MDL Litigation Cases. The liability as of June 30, 2024 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.5 billion (approximately $0.6 billion as of June 30, 2024) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. A hearing involving multiple merchant cases was completed in March 2024 concerning certain liability issues with respect to merchant claims for damages related to post-Interchange Fee Regulation consumer interchange fees as well as commercial and inter-regional interchange fees.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In December 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of June 30, 2024). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard has requested permission to appeal this ruling.
In 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of June 30, 2024). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. The plaintiffs’ request for permission to appeal this ruling was denied. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of June 30, 2024) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
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
24 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
In May 2024, Mastercard executed a settlement agreement with the class lawyers representing the Bank ATM Consumer Class. The settlement is subject to court approval. During the first quarter of 2024, Mastercard recorded an accrual of $93 million in connection with this matter. The litigation with the ATM Operators Class and Non-bank ATM Consumer Class is ongoing. The plaintiffs in these two remaining class complaints, in aggregate, allege over $1 billion in damages against all of the defendants.
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
MASTERCARD JUNE 30, 2024 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its risk mitigation arrangements on a regular basis. Additionally, the Company periodically reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure was as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Gross settlement exposure	$76,683	$75,023
Risk mitigation arrangements applied to settlement exposure	(12,855)	(12,167)
Net settlement exposure	$63,828	$62,856
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $334 million and $340 million at June 30, 2024 and December 31, 2023, respectively, of which the Company has risk mitigation arrangements for $268 million and $272 million at June 30, 2024 and December 31, 2023, respectively. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 16. Derivative and Hedging Instruments
The Company monitors and manages its foreign currency and interest rate exposures as part of its overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates principally through the use of both foreign exchange derivative contracts and foreign currency denominated debt. In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company does not enter into derivatives for speculative purposes.
Cash Flow Hedges
The Company may enter into foreign exchange derivative contracts, including forwards and options, to manage the impact of foreign currency variability on anticipated revenues and expenses, which fluctuate based on currencies other than the functional currency of the entity. The objective of these hedging activities is to reduce the effect of movement in foreign exchange rates for a portion of revenues and expenses forecasted to occur. As these contracts are designated as cash flow hedging instruments, gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statement of operations when the underlying hedged transactions impact earnings. The terms of these contracts are for generally less than 18 months.
In April 2024, the Company entered into foreign exchange derivative contracts to hedge its exposure to variability in cash flows related to foreign denominated assets. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of operations when the hedged transactions impact earnings. Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statement of operations over the hedge period. The maximum term of these contracts was for approximately 7 years.
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
26 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impacts to interest expense for the three and six months ended June 30, 2024 and 2023 were not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and six months ended June 30, 2024 and 2023 were not material.
As of June 30, 2024 and December 31, 2023, the Company had €1.7 billion and €1.6 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2023, the Company de-designated €109 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective April 2024. For the three and six months ended June 30, 2024 and 2023, the Company recorded pre-tax net foreign currency gains (losses) of $14 million and $58 million and $(4) million and $(39) million, respectively, in other comprehensive income (loss).
As of June 30, 2024 and December 31, 2023, the Company had net foreign currency gains of $219 million and $181 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2024			December 31, 2023
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$4,061	$95	$6	$1,006	$2	$25
Interest rate contracts in a fair value hedge [2]	1,000	—	83	1,000	—	79
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	2,184	18	7	5,424	34	79
Total derivative assets/liabilities	$7,245	$113	$96	$7,430	$36	$183
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other assets, and other current liabilities on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
MASTERCARD JUNE 30, 2024 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended June 30,
	2024	2023		2024	2023
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$91	$(14)	Net revenue	$3	$(8)
			General and administrative [2]	$66	$—

Interest rate contracts	$—	$—	Interest expense	$(1)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(12)	$(7)
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Six Months Ended June 30,
	2024	2023		2024	2023
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$113	$(24)	Net revenue	$—	$(14)
			General and administrative [2]	$66	$—

Interest rate contracts	$—	$—	Interest expense	$(3)	$(3)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(9)	$(46)
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2024 that will be reclassified into the consolidated statement of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange contracts
General and administrative	$(1)	$10	$71	$25
28 MASTERCARD JUNE 30, 2024 FORM 10-Q

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
MASTERCARD JUNE 30, 2024 FORM 10-Q 29

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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023		2024	2023
	(in millions, except percentages and per share data)
Net revenue	$6,961	$6,269	11%	$13,309	$12,017	11%
Operating expenses	$2,925	$2,613	12%	$5,669	$5,225	8%
Operating income	$4,036	$3,656	10%	$7,640	$6,792	12%
Operating margin	58.0%	58.3%	(0.4) ppt	57.4%	56.5%	0.9 ppt
Income tax expense	$681	$859	(21)%	$1,228	$1,351	(9)%
Effective income tax rate	17.3%	23.2%	(5.9) ppt	16.4%	20.6%	(4.2) ppt
Net income	$3,258	$2,845	15%	$6,269	$5,206	20%
Diluted earnings per share	$3.50	$3.00	17%	$6.72	$5.47	23%
Diluted weighted-average shares outstanding	930	949	(2)%	933	952	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	As adjusted	Currency-neutral	2024	2023	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$6,961	$6,269	11%	13%	$13,309	$12,017	11%	12%
Adjusted operating expenses	$2,828	$2,592	9%	10%	$5,445	$4,993	9%	9%
Adjusted operating margin	59.4%	58.6%	0.7 ppt	1.0 ppt	59.1%	58.4%	0.6 ppt	0.9 ppt
Adjusted effective income tax rate	17.5%	23.9%	(6.4) ppt	(6.3) ppt	16.7%	21.2%	(4.5) ppt	(4.5) ppt
Adjusted net income	$3,341	$2,742	22%	24%	$6,434	$5,420	19%	20%
Adjusted diluted earnings per share	$3.59	$2.89	24%	27%	$6.90	$5.69	21%	23%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
30 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and six months ended June 30, 2024, versus the comparable periods in 2023:

Net revenue
Three Months Ended June 30, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 11%	up 13%

Six Months Ended June 30, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 11%	up 12%

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2024
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expense increase was primarily due to higher general and administrative expenses and litigation provisions. The as-adjusted operating expense increase was primarily due to higher general and administrative expenses.

up 12%	up 10%

Six Months Ended June 30, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expense increase was primarily due to higher general and administrative expenses.
up 8%	up 9%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2024
Both the as-reported and as-adjusted effective income tax rates were lower than the prior year rates primarily due to the establishment of a valuation allowance in 2023 as well as a change in our geographic mix of earnings in the current period.

GAAP	Non-GAAP
17.3%	17.5%
down 5.9 ppt	down 6.4 ppt

Six Months Ended June 30, 2024
Both the as-reported and as-adjusted effective income tax rates were lower than the prior year rates primarily due to the establishment of a valuation allowance in 2023 as well as a change in our geographic mix of earnings in the current period.

GAAP	Non-GAAP
16.4%	16.7%
down 4.2 ppt	down 4.5 ppt

Other financial highlights for the six months ended June 30, 2024 were as follows:
•We generated net cash flows from operations of $4.8 billion.
•We repurchased 10.2 million shares of our common stock for $4.6 billion and paid dividends of $1.2 billion.
•We completed a debt offering for an aggregate principal amount of $1.0 billion.
MASTERCARD JUNE 30, 2024 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). As described more fully below, our non-GAAP financial measures exclude the impact of gains and losses on our equity investments, which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency, which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP.
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2024, we recorded net losses of $13 million ($10 million after tax, or $0.01 per diluted share) and $7 million ($4 million after tax, or an immaterial impact per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and six months ended June 30, 2023, we recorded net gains of $123 million ($118 million after tax, or $0.12 per diluted share) and net losses of $89 million ($58 million after tax, or $0.06 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three months ended June 30, 2024, we recorded charges of $98 million ($73 million after tax, or $0.08 per diluted share), primarily as a result of settlements with a number of U.K. merchants. In the six months ended June 30, 2024, we recorded charges of $224 million ($160 million after tax, or $0.17 per diluted share), primarily as a result of settlements with a number of U.K. merchants and a legal provision associated with the ATM non-discrimination rule surcharge complaints.
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
See Note 5 (Investments) and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion related to certain of the items discussed above.
Currency-neutral Growth Rates
Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results and are non-GAAP financial measures. The impact of currency translation represents the effect of translating operating results where the functional currency is different from our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our foreign exchange derivative contracts designated as cash flow hedging instruments (specifically those that manage the impact of foreign currency variability on anticipated revenues and expenses) is recognized in the respective financial statement line item on the statement of operations when the underlying forecasted transactions impact earnings.
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments as specified in the preceding paragraph (collectively the “Currency Impact”) has been excluded from our currency-neutral growth rates and has been identified in the “Non-GAAP Reconciliations” tables below and our “Drivers of Change” tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Net Revenue” and “Financial Results - Operating Expenses” for our "Drivers of Change” tables.
32 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended June 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$2,925	58.0%	$(97)	17.3%	$3,258	$3.50
(Gains) losses on equity investments	**	**	13	—%	10	0.01
Litigation provisions	(98)	1.4%	**	0.2%	73	0.08
Adjusted - Non-GAAP	$2,828	59.4%	$(84)	17.5%	$3,341	$3.59

	Six Months Ended June 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$5,669	57.4%	$(143)	16.4%	$6,269	$6.72
(Gains) losses on equity investments	**	**	7	—%	4	—
Litigation provisions	(224)	1.7%	**	0.3%	160	0.17
Adjusted - Non-GAAP	$5,445	59.1%	$(136)	16.7%	$6,434	$6.90

	Three Months Ended June 30, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$2,613	58.3%	$48	23.2%	$2,845	$3.00
(Gains) losses on equity investments	**	**	(123)	0.7%	(118)	(0.12)
Litigation provisions	(20)	0.3%	**	—%	15	0.02
Adjusted - Non-GAAP	$2,592	58.6%	$(75)	23.9%	$2,742	$2.89

	Six Months Ended June 30, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$5,225	56.5%	$(235)	20.6%	$5,206	$5.47
(Gains) losses on equity investments	**	**	89	0.2%	58	0.06
Litigation provisions	(231)	1.9%	**	0.4%	156	0.16
Adjusted - Non-GAAP	$4,993	58.4%	$(146)	21.2%	$5,420	$5.69
Note: Tables may not sum due to rounding.
**    Not applicable.
MASTERCARD JUNE 30, 2024 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2024 as compared to the Three Months Ended June 30, 2023
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	12%	(0.4) ppt	(5.9) ppt	15%	17%
(Gains) losses on equity investments	**	**	(0.6) ppt	5%	6%
Litigation provisions	(3)%	1.1 ppt	0.2 ppt	2%	2%
Adjusted - Non-GAAP	9%	0.7 ppt	(6.4) ppt	22%	24%
Currency Impact	1%	0.3 ppt	— ppt	2%	3%
Adjusted - Non-GAAP - currency-neutral	10%	1.0 ppt	(6.3) ppt	24%	27%

	Six Months Ended June 30, 2024 as compared to the Six Months Ended June 30, 2023
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	8%	0.9 ppt	(4.2) ppt	20%	23%
(Gains) losses on equity investments	**	**	(0.2) ppt	(1)%	(1)%
Litigation provisions	1%	(0.2) ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP	9%	0.6 ppt	(4.5) ppt	19%	21%
Currency Impact	—%	0.2 ppt	— ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	9%	0.9 ppt	(4.5) ppt	20%	23%
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
34 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	6%	9%	10%	12%	7%	10%	11%	14%
United States	6%	6%	6%	6%	6%	6%	7%	7%
Worldwide less United States	6%	11%	12%	16%	8%	12%	12%	18%

Cross-border volume growth [1]	15%	17%	23%	24%	17%	18%	26%	29%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	11%	17%	12%	15%
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
•Transaction processing assessments are charges primarily driven by the number of switched transactions on our payment network. Switching activities include:
◦Authorization, the process by which a transaction is routed to the issuer for approval
◦Clearing, the determination and exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction
◦Settlement, which facilitates the determination and exchange of funds between parties
These assessments can also include connectivity services and network access, which are based on the volume of data transmitted and the number of authorization and settlement messages.
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	As reported	Currency-neutral	2024	2023	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,596	$2,468	5%	7%	$5,066	$4,722	7%	9%
Cross-border assessments	$2,433	$2,050	19%	21%	$4,671	$3,899	20%	21%
Transaction processing assessments	$3,324	$2,979	12%	13%	$6,410	$5,731	12%	12%
Other network assessments	$244	$270	(9)%	(9)%	$470	$483	(3)%	(3)%
MASTERCARD JUNE 30, 2024 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2024, GDV on a U.S. dollar-converted basis increased 6% and 7%, respectively, while GDV on a local currency basis increased 9% and 10%, respectively, versus the comparable periods in 2023. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
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
Our foreign exchange risk management activities are discussed further in Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023		2024	2023
	($ in millions)
Payment network	$4,375	$4,073	7%	$8,295	$7,723	7%
Value-added services and solutions	2,586	2,196	18%	5,014	4,294	17%
Total net revenue	$6,961	$6,269	11%	$13,309	$12,017	11%
For the three months ended June 30, 2024, net revenue increased 11%, or 13% on a currency-neutral basis, versus the comparable period in 2023. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 7%, or 9% on a currency-neutral basis, versus the comparable period in 2023. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $4,222 million of rebates and incentives provided to customers, which increased 14%, or 16% on a currency-neutral basis, versus the comparable period in 2023, primarily due to an increase in our key drivers as well as new and renewed deals.
36 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 18%, or 19% on a currency-neutral basis, versus the comparable period in 2023. The increase was driven primarily by (1) growth in our underlying key drivers and (2) our consulting, data analytics and marketing services, and fraud and security and identity and authentication solutions.
For the six months ended June 30, 2024, net revenue increased 11%, or 12% on a currency-neutral basis, versus the comparable period in 2023. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 7%, or 9% on a currency-neutral basis, versus the comparable period in 2023. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $8,322 million of rebates and incentives provided to customers, which increased 17%, or 18% on a currency-neutral basis, versus the comparable period in 2023, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 17%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. The increase was driven primarily by (1) growth in our underlying key drivers and (2) our consulting, data analytics and marketing services, and fraud and security and identity and authentication solutions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of our revenue recognition policies.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended June 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	9%	**	(2)%	7%
Value-added services and solutions	19%	—%	(1)%	18%
Net revenue	13%	—%	(2)%	11%

	Six Months Ended June 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	9%	**	(1)%	7%
Value-added services and solutions	17%	—%	—%	17%
Net revenue	12%	—%	(1)%	11%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
MASTERCARD JUNE 30, 2024 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended June 30, 2024, operating expenses increased 12% versus the comparable period in 2023. Adjusted operating expenses increased 9%, or 10% on a currency-neutral basis, versus the comparable period in 2023.
For the six months ended June 30, 2024, operating expenses increased 8% versus the comparable period in 2023. Adjusted operating expenses increased 9%, on both an as adjusted and currency-neutral basis, versus the comparable period in 2023.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	($ in millions)
General and administrative	$2,418	$2,200	10%	$4,704	$4,243	11%
Advertising and marketing	184	201	(8)%	300	368	(19)%
Depreciation and amortization	225	192	17%	441	383	15%
Provision for litigation	98	20	**	224	231	**
Total operating expenses	2,925	2,613	12%	5,669	5,225	8%
Special Items [1]	(98)	(20)	**	(224)	(231)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,828	$2,592	9%	$5,445	$4,993	9%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	Three Months Ended June 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2,3]	Total
General and administrative	10%	—%	(1)%	**	10%
Advertising and marketing	(7)%	—%	(1)%	**	(8)%
Depreciation and amortization	17%	—%	—%	**	17%
Provision for litigation	**	**	**	**	**
Total operating expenses	9%	—%	(1)%	3%	12%

	Six Months Ended June 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2,3]	Total
General and administrative	11%	—%	—%	**	11%
Advertising and marketing	(18)%	—%	—%	**	(19)%
Depreciation and amortization	14%	—%	—%	**	15%
Provision for litigation	**	**	**	**	**
Total operating expenses	9%	—%	—%	(1)%	8%
Note: Tables may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
3The Special Items driver of change related to provision for litigation is reflected in total operating expenses.
38 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended June 30, 2024, general and administrative expenses increased 10%, or 11% on a currency-neutral basis, versus the comparable period in 2023. For the six months ended June 30, 2024, general and administrative expenses increased 11%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. The increase for both the three and six months ended June 30, 2024 was due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions.
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023		2024	2023
	($ in millions)
Personnel	$1,607	$1,495	7%	$3,121	$2,921	7%
Professional fees	113	114	—%	229	214	7%
Data processing and telecommunications	278	246	13%	541	481	12%
Foreign exchange activity [1]	5	24	**	33	40	(19)%
Other	415	321	30%	780	587	33%
Total general and administrative expenses	$2,418	$2,200	10%	$4,704	$4,243	11%
Note: Table may not sum due to rounding.
**    Not meaningful.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended June 30, 2024, advertising and marketing expenses decreased 8%, or 7% on a currency-neutral basis, versus the comparable period in 2023, primarily due to timing of marketing campaigns.
For the six months ended June 30, 2024, advertising and marketing expenses decreased 19%, or 18% on a currency-neutral basis, versus the comparable period in 2023, primarily due to timing of spending on sponsorships as well as timing of marketing campaigns.
Depreciation and Amortization
For the three months ended June 30, 2024, depreciation and amortization expenses increased 17%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. For the six months ended June 30, 2024, depreciation and amortization expenses increased 15%, or 14% on a currency-neutral basis, versus the comparable period in 2023. The increase for both the three and six months ended June 30, 2024 was primarily due to increased software capitalization driven by the continued growth of our business.
Provision for Litigation
For the three months ended June 30, 2024, we recorded charges of $98 million, primarily as a result of settlements with a number of U.K. merchants. For the six months ended June 30, 2024, we recorded charges of $224 million, primarily as a result of settlements with a number of U.K. merchants and a legal provision associated with the ATM non-discrimination rule surcharge complaints. See “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD JUNE 30, 2024 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	($ in millions)
Investment income	$60	$59	2%	$155	$114	36%
Gains (losses) on equity investments, net	(13)	123	**	(7)	(89)	**
Interest expense	(153)	(144)	6%	(303)	(276)	10%
Other income (expense), net	9	10	(14)%	12	16	27%
Total other income (expense)	(97)	48	**	(143)	(235)	39%
(Gains) losses on equity investments [1]	13	(123)	**	7	89	**
Adjusted total other income (expense) [1]	$(84)	$(75)	12%	$(136)	$(146)	(7)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 17.3% and 23.2% for the three months ended June 30, 2024 and 2023, respectively. The adjusted effective income tax rates were 17.5% and 23.9% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rates were 16.4% and 20.6% for the six months ended June 30, 2024 and 2023, respectively. The adjusted effective income tax rates were 16.7% and 21.2% for the six months ended June 30, 2024 and 2023, respectively. Both the as-reported and as-adjusted effective income tax rates for the three and six months ended June 30, 2024 were lower versus the comparable periods in 2023, primarily due to a $212 million discrete tax expense in the second quarter of 2023 to establish a valuation allowance associated with the U.S. foreign tax credit carryforward deferred tax asset resulting from foreign tax legislation enacted in Brazil in 2023. A change in our geographic mix of earnings also contributed to the lower effective income tax rates for the current periods.
The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, we do not expect a material impact in 2024. We are monitoring developments and evaluating the impacts these new rules may have on our future effective income tax rate, tax payments, financial condition and results of operations.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2024	December 31, 2023
	(in billions)
Cash, cash equivalents and investments [1]	$7.4	$9.2
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.8 billion and $1.9 billion at June 30, 2024 and December 31, 2023, respectively.
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations, which include litigation provisions and credit and settlement exposure.
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
40 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$4,810	$4,617
Net cash used in investing activities	$(468)	$(615)
Net cash used in financing activities	$(5,938)	$(4,734)
Net cash provided by operating activities increased $193 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to higher net income after adjusting for non-cash items, partially offset by higher customer incentive payments.
Net cash used in investing activities decreased $147 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to higher proceeds from maturities of investment securities, partially offset by purchases of investment securities.
Net cash used in financing activities increased $1,204 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to the repayment of the 2014 USD Notes and lower cash proceeds received from debt issuances in the current period versus the comparable period, partially offset by less cash paid for repurchases of our Class A common stock.
Debt and Credit Availability
In April 2024, $1 billion of principal related to the 2014 USD Notes matured and was paid. In May 2024, we issued $1 billion principal amount of notes due May 2034 (the “2024 USD Notes”). The net proceeds from the issuance of the 2024 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $983 million. Our total debt outstanding was $15.6 billion and $15.7 billion at June 30, 2024 and December 31, 2023, respectively, with the earliest maturity of INR28.1 billion ($337 million as of June 30, 2024) of principal that occurred in July 2024.
As of June 30, 2024, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”), which expires in November 2028.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2024 and December 31, 2023.
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
Aggregate payments for quarterly dividends totaled $1,231 million for the six months ended June 30, 2024.
On December 5, 2023, our Board of Directors declared a quarterly cash dividend of $0.66 per share paid on February 9, 2024 to holders of record on January 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $616 million.
On February 6, 2024, our Board of Directors declared a quarterly cash dividend of $0.66 per share paid on May 9, 2024 to holders of record on April 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $615 million.
MASTERCARD JUNE 30, 2024 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On June 18, 2024, our Board of Directors declared a quarterly cash dividend of $0.66 per share payable on August 9, 2024 to holders of record on July 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $611 million.
Repurchased shares of our common stock are considered treasury stock. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively. The program approved in 2023 became effective in May 2024 after the completion of the share repurchase program approved in 2022. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2024:

(in millions, except average price data)
Remaining authorization at December 31, 2023	$14,142
Dollar-value of shares repurchased during the six months ended June 30, 2024 [1]	$4,631
Remaining authorization at June 30, 2024	$9,512
Shares repurchased during the six months ended June 30, 2024	10.2
Average price paid per share during the six months ended June 30, 2024	$454.92
Note: Table may not sum due to rounding.
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
Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $441 million and $414 million on our foreign exchange derivative contracts outstanding at June 30, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at June 30, 2024 and December 31, 2023.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of June 30, 2024 and December 31, 2023, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
42 MASTERCARD JUNE 30, 2024 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2024 and December 31, 2023.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $24 million and $29 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at June 30, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD JUNE 30, 2024 FORM 10-Q 43

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
During the second quarter of 2024, we repurchased 5.8 million shares for $2.6 billion at an average price of $455.45 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	1,937,163	$467.51	1,937,163	$11,244,656,276
May 1 - 31	2,162,315	$450.74	2,162,315	$10,270,004,965
June 1 - 30	1,693,708	$447.67	1,693,708	$9,511,787,485
Total	5,793,186	$455.45	5,793,186
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Sachin Mehra, Chief Financial Officer	Adoption	May 2, 2024	X	-	(i) 17,216 shares of Class A common stock underlying employee stock options and (ii) 7,663 shares of Class A common stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) February 28, 2025
Raja Rajamannar, Chief Marketing & Communications Officer	Adoption	June 14, 2024	X	-	(i) 7,794 shares of Class A common stock underlying employee stock options and (ii) 6,262 shares of Class A common stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) June 14, 2025
1Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
MASTERCARD JUNE 30, 2024 FORM 10-Q 45

PART II
ITEM 5. OTHER INFORMATION
Item 6. Exhibits
Refer to the Exhibit Index included herein.
Exhibit index

Exhibit Number	Exhibit Description
4.1	Officer’s Certificate of the Company, dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).
4.2
Form of Global Note representing the Company’s 4.875% Notes due 2034 (included in Officer’s Certificate of the Company, dated as of May 9, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).

10.1*	Form of Deferred Stock Unit Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 18, 2024).
10.2*	Form of Restricted Stock Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 18, 2024).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
46 MASTERCARD JUNE 30, 2024 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 31, 2024	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2024	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
MASTERCARD JUNE 30, 2024 FORM 10-Q 47