Form 10-Q
period 2024-09-30
Mastercard Inc
filed 2024-10-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 28, 2024, there were 910,767,523 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 7,063,505 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net Revenue	$7,369	$6,533	$20,678	$18,550
Operating Expenses:
General and administrative	2,744	2,285	7,448	6,528
Advertising and marketing	220	193	520	561
Depreciation and amortization	225	211	666	594
Provision for litigation	176	—	400	231
Total operating expenses	3,365	2,689	9,034	7,914
Operating income	4,004	3,844	11,644	10,636
Other Income (Expense):
Investment income	76	71	231	185
Gains (losses) on equity investments, net	(62)	(6)	(69)	(95)
Interest expense	(159)	(151)	(462)	(427)
Other income (expense), net	7	3	19	19
Total other income (expense)	(138)	(83)	(281)	(318)
Income before income taxes	3,866	3,761	11,363	10,318
Income tax expense	603	563	1,831	1,914
Net Income	$3,263	$3,198	$9,532	$8,404
Basic Earnings per Share	$3.54	$3.40	$10.27	$8.88
Basic weighted-average shares outstanding	923	941	928	947
Diluted Earnings per Share	$3.53	$3.39	$10.25	$8.85
Diluted weighted-average shares outstanding	925	943	930	949

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net Income	$3,263	$3,198	$9,532	$8,404
Other comprehensive income (loss):
Foreign currency translation adjustments	262	(239)	48	(92)
Income tax effect	(8)	1	19	(13)
Foreign currency translation adjustments, net of income tax effect	254	(238)	67	(105)

Translation adjustments on net investment hedges	(183)	138	(134)	53
Income tax effect	40	(31)	29	(12)
Translation adjustments on net investment hedges, net of income tax effect	(143)	107	(105)	41

Cash flow hedges	(110)	17	3	(7)
Income tax effect	6	(4)	(2)	2
Reclassification adjustments for cash flow hedges	124	12	61	29
Income tax effect	(1)	(3)	(2)	(7)
Cash flow hedges, net of income tax effect	19	22	60	17

Defined benefit pension and other postretirement plans	—	—	2	—
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	2	—

Investment securities available-for-sale	2	1	2	3
Income tax effect	—	—	—	—
Investment securities available-for-sale, net of income tax effect	2	1	2	3

Other comprehensive income (loss), net of income tax effect	132	(108)	26	(44)
Comprehensive Income	$3,395	$3,090	$9,558	$8,360

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet (Unaudited)
	September 30, 2024	December 31, 2023
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$11,063	$8,588
Restricted security deposits held for customers	1,868	1,845
Investments	338	592
Accounts receivable	4,014	4,060
Settlement assets	1,978	1,233
Prepaid expenses and other current assets	3,039	2,643
Total current assets	22,300	18,961
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,435 and $2,237, respectively	2,176	2,061
Deferred income taxes	1,612	1,355
Goodwill	7,721	7,660
Other intangible assets, net of accumulated amortization of $2,453 and $2,209, respectively	4,235	4,086
Other assets	9,193	8,325
Total Assets	$47,237	$42,448
Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$911	$834
Settlement obligations	2,129	1,399
Restricted security deposits held for customers	1,868	1,845
Accrued litigation	665	723
Accrued expenses	9,105	8,517
Short-term debt	750	1,337
Other current liabilities	1,866	1,609
Total current liabilities	17,294	16,264
Long-term debt	17,608	14,344
Deferred income taxes	349	369
Other liabilities	4,488	4,474
Total Liabilities	39,739	35,451
Commitments and Contingencies
Redeemable Non-controlling Interests	23	22
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,404 and 1,402 shares issued and 913 and 927 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,290	5,893
Class A treasury stock, at cost, 491 and 475 shares, respectively	(68,035)	(60,429)
Retained earnings	70,258	62,564
Accumulated other comprehensive income (loss)	(1,073)	(1,099)
Mastercard Incorporated Stockholders' Equity	7,440	6,929
Non-controlling interests	35	46
Total Equity	7,475	6,975
Total Liabilities, Redeemable Non-controlling Interests and Equity	$47,237	$42,448

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended September 30, 2024
Balance at beginning of period	$—	$—	$6,089	$(65,067)	$67,604	$(1,205)	$7,421	$39	$7,460
Net income	—	—	—	—	3,263	—	3,263	—	3,263
Activity related to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	132	132	—	132
Dividends	—	—	—	—	(607)	—	(607)	—	(607)
Purchases of treasury stock	—	—	—	(2,969)	—	—	(2,969)	—	(2,969)
Share-based payments	—	—	201	1	—	—	202	—	202
Balance at end of period	$—	$—	$6,290	$(68,035)	$70,258	$(1,073)	$7,440	$35	$7,475

Nine Months Ended September 30, 2024
Balance at beginning of period	$—	$—	$5,893	$(60,429)	$62,564	$(1,099)	$6,929	$46	$6,975
Net income	—	—	—	—	9,532	—	9,532	—	9,532
Activity related to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	26	26	—	26
Dividends	—	—	—	—	(1,833)	—	(1,833)	—	(1,833)
Purchases of treasury stock	—	—	—	(7,615)	—	—	(7,615)	—	(7,615)
Share-based payments	—	—	397	9	—	—	406	—	406
Balance at end of period	$—	$—	$6,290	$(68,035)	$70,258	$(1,073)	$7,440	$35	$7,475
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited) - (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended September 30, 2023
Balance at beginning of period	$—	$—	$5,622	$(56,659)	$57,730	$(1,189)	$5,504	$53	$5,557
Net income	—	—	—	—	3,198	—	3,198	—	3,198
Activity related to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Redeemable non-controlling interest adjustments	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(108)	(108)	—	(108)
Dividends	—	—	—	—	(536)	—	(536)	—	(536)
Purchases of treasury stock	—	—	—	(1,915)	—	—	(1,915)	—	(1,915)
Share-based payments	—	—	169	1	—	—	170	—	170
Balance at end of period	$—	$—	$5,791	$(58,573)	$60,390	$(1,297)	$6,311	$49	$6,360

Nine Months Ended September 30, 2023
Balance at beginning of period	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	8,404	—	8,404	—	8,404
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Redeemable non-controlling interest adjustments	—	—	—	—	(6)	—	(6)	—	(6)
Other comprehensive income (loss)	—	—	—	—	—	(44)	(44)	—	(44)
Dividends	—	—	—	—	(1,615)	—	(1,615)	—	(1,615)
Purchases of treasury stock	—	—	—	(7,232)	—	—	(7,232)	—	(7,232)
Share-based payments	—	—	493	13	—	—	506	—	506
Balance at end of period	$—	$—	$5,791	$(58,573)	$60,390	$(1,297)	$6,311	$49	$6,360

The accompanying notes are an integral part of these consolidated financial statements.
10 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities
Net income	$9,532	$8,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	1,328	1,196
Depreciation and amortization	666	594
(Gains) losses on equity investments, net	69	95
Share-based compensation	418	374
Deferred income taxes	(261)	(239)
Other	117	88
Changes in operating assets and liabilities:
Accounts receivable	99	(484)
Settlement assets	(743)	151
Prepaid expenses	(2,776)	(1,837)
Accrued litigation and legal settlements	(59)	(621)
Restricted security deposits held for customers	23	240
Accounts payable	59	(319)
Settlement obligations	731	(119)
Accrued expenses	671	43
Net change in other assets and liabilities	72	284
Net cash provided by operating activities	9,946	7,850
Investing Activities
Purchases of investment securities available-for-sale	(414)	(244)
Purchases of investments held-to-maturity	(98)	(327)
Proceeds from sales of investment securities available-for-sale	171	72
Proceeds from maturities of investment securities available-for-sale	204	155
Proceeds from maturities of investments held-to-maturity	363	116
Purchases of property and equipment	(379)	(294)
Capitalized software	(565)	(525)
Purchases of equity investments	(28)	(61)
Proceeds from sales of equity investments	23	44
Other investing activities	(1)	(73)
Net cash used in investing activities	(724)	(1,137)
Financing Activities
Purchases of treasury stock	(7,565)	(7,200)
Dividends paid	(1,842)	(1,624)
Proceeds from debt, net	3,960	1,554
Payment of debt	(1,336)	—
Tax withholdings related to share-based payments	(175)	(81)
Cash proceeds from exercise of stock options	163	213
Net cash used in financing activities	(6,795)	(7,138)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	75	(29)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,502	(454)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,465	9,196
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,967	$8,742

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheet. At September 30, 2024 and December 31, 2023, there were no significant VIEs that required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2024 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of December 31, 2023. The consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to Mastercard’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
In September 2024, Mastercard entered into a definitive agreement to acquire a 100% equity interest in RF Ultimate Parent, Inc. (“Recorded Future”), a global threat intelligence company, for $2.65 billion, excluding customary closing adjustments. The transaction is subject to regulatory approval and other customary closing conditions. The Company anticipates completing the acquisition by the first quarter of 2025. Upon completion, this acquisition is expected to add threat intelligence capabilities to Mastercard’s identity, fraud prevention, real-time decisioning and cybersecurity services.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net revenue by category:
Payment network	$4,629	$4,210	$12,924	$11,933
Value-added services and solutions	2,740	2,323	7,754	6,617
Net revenue	$7,369	$6,533	$20,678	$18,550
Net revenue by geographic region:
Americas [1]	$3,156	$2,828	$9,093	$8,179
Asia Pacific, Europe, Middle East and Africa	4,213	3,705	11,585	10,371
Net revenue	$7,369	$6,533	$20,678	$18,550
1Americas includes the United States, Canada and Latin America. Prior period amounts have been reclassified to conform to the new presentation.
12 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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

	September 30, 2024	December 31, 2023
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,695	$3,851
Contract assets
Prepaid expenses and other current assets	166	133
Other assets	438	387
Deferred revenue [1]
Other current liabilities	738	459
Other liabilities	386	318

1    Revenue recognized from performance obligations satisfied during the three and nine months ended September 30, 2024 were $656 million and $1,735 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Numerator
Net income	$3,263	$3,198	$9,532	$8,404
Denominator
Basic weighted-average shares outstanding	923	941	928	947
Dilutive stock options and stock units	2	2	2	2
Diluted weighted-average shares outstanding [1]	925	943	930	949
Earnings per Share
Basic	$3.54	$3.40	$10.27	$8.88
Diluted	$3.53	$3.39	$10.25	$8.85
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

	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$11,063	$8,588
Restricted cash and restricted cash equivalents
Restricted security deposits held for customers	1,868	1,845
Prepaid expenses and other current assets	36	32
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,967	$10,465
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 13

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
Investments
Investments on the consolidated balance sheet consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Available-for-sale securities	$295	$286
Held-to-maturity securities [1]	43	306
Total investments	$338	$592
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statement of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2024 and 2023 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$80	$—	$—	$80	$86	$—	$—	$86
Corporate securities	213	2	—	215	200	1	(1)	200
Total	$293	$2	$—	$295	$286	$1	$(1)	$286
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate securities held at September 30, 2024 and December 31, 2023, primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates. For the available-for-sale securities in gross unrealized loss positions, the Company (1) does not intend to sell the securities, (2) more likely than not, will not be required to sell the securities before recovery of the unrealized losses and (3) expects that the contractual principal and interest will be received. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at September 30, 2024 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$149	$149
Due after 1 year through 5 years	144	146
Total	$293	$295
14 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2023	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2024
	(in millions)
Marketable securities	$506	$—	$(104)	$(69)	$(147)	$186
Nonmarketable securities	1,223	28	—	—	164	1,415
Total equity investments	$1,729	$28	$(104)	$(69)	$17	$1,601
1Recorded in gains (losses) on equity investments, net on the consolidated statement of operations.
2Includes reclasses between Marketable and Nonmarketable securities as well as translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	September 30, 2024	December 31, 2023
	(in millions)
Measurement alternative	$1,188	$1,008
Equity method	227	215
Total Nonmarketable securities	$1,415	$1,223
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through September 30, 2024:

(in millions)
Initial cost basis	$722
Cumulative adjustments [1]:
Upward adjustments	644
Downward adjustments (including impairment)	(178)
Carrying amount, end of period	$1,188
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Measurement alternative investments:
Upward adjustments	$3	$1	$10	$7
Downward adjustments (including impairment)	(2)	(7)	(6)	(142)
Marketable securities:
Unrealized gains (losses), net	(61)	3	75	58
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 15

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
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$42	$38	$—	$80	$33	$53	$—	$86
Corporate securities	—	215	—	215	—	200	—	200
Derivative instruments [2]:
Foreign exchange contracts	—	34	—	34	—	36	—	36
Marketable securities [3]:
Equity securities	186	—	—	186	506	—	—	506
Deferred compensation plan [4]:
Deferred compensation assets	109	—	—	109	93	—	—	93

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$153	$—	$153	$—	$104	$—	$104
Interest rate contracts	—	54	—	54	—	79	—	79
Deferred compensation plan [5]:
Deferred compensation liabilities	107	—	—	107	91	—	—	91
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
16 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheet at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At September 30, 2024, the carrying value and fair value of debt was $18.4 billion and $17.5 billion, respectively. At December 31, 2023, the carrying value and fair value of debt was $15.7 billion and $14.7 billion, respectively. See Note 10 (Debt) for further details.
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
Note 8. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$1,744	$1,570
Other	1,295	1,073
Total prepaid expenses and other current assets	$3,039	$2,643
Other assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$6,032	$5,170
Equity investments	1,601	1,729
Income taxes receivable	883	783
Other	677	643
Total other assets	$9,193	$8,325
Customer incentives represent payments made to customers under business agreements. Payments made directly related to entering into such an agreement are generally capitalized and amortized over the life of the agreement.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Customer incentives	$6,884	$6,219
Personnel costs	1,296	1,258
Income and other taxes	354	486
Other	571	554
Total accrued expenses	$9,105	$8,517
Customer incentives represent amounts to be paid to customers under business agreements. As of September 30, 2024 and December 31, 2023, long-term customer incentives included in other liabilities were $2,812 million and $2,777 million, respectively.
As of September 30, 2024 and December 31, 2023, the Company’s provision for litigation was $665 million and $723 million, respectively. These amounts are separately reported as accrued litigation on the consolidated balance sheet. See Note 15 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
18 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Debt
Debt consisted of the following:

			September 30, 2024	December 31, 2023	Effective Interest Rate
			(in millions)
Senior Notes

2024 USD Notes	4.100%	Senior Notes due January 2028	$750	$—	4.262%
	4.350%	Senior Notes due January 2032	1,150	—	4.446%
	4.550%	Senior Notes due January 2035	1,100	—	4.633%
	4.875%	Senior Notes due May 2034	1,000	—	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	837	830	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	893	885	2.189%
	2.500%	Senior Notes due December 2030	168	166	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	—	1,000	3.484%

Other Debt

2023 INR Term Loan [3]	9.430%	Term Loan due July 2024	—	338	9.780%

			18,548	15,869
Less: Unamortized discount and debt issuance costs			(136)	(109)
Less: Cumulative hedge accounting fair value adjustments [4]			(54)	(79)
Total debt outstanding			18,358	15,681
Less: Short-term debt [5]			(750)	(1,337)
Long-term debt			$17,608	$14,344
1€750 million euro-denominated debt issued in February 2022.
2€950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3INR28.1 billion Indian rupee-denominated loan issued in July 2023.
4The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 17 (Derivative and Hedging Instruments) for additional information.
5The 2019 USD Notes due March 2025 are classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheet as of September 30, 2024. As of December 31, 2023, the 2014 USD Notes due April 2024 and the INR Term Loan due July 2024 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheet.

MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
During the nine months ended September 30, 2024, the Company issued a total of $4 billion of debt, as follows:
•In May 2024, the Company issued $1 billion principal amount of notes due May 2034
•In September 2024, the Company issued $750 million principal amount of notes due January 2028, $1,150 million principal amount of notes due January 2032 and $1,100 million principal amount of notes due January 2035
The issuances in 2024 are collectively referred to as the “2024 USD Notes”. The net proceeds from the issuance of the 2024 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.96 billion.
The Senior Notes described above are not subject to any financial covenants and may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. These notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
Note 11. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Dividends declared per share	$0.66	$0.57	$1.98	$1.71
Total dividends declared	$607	$536	$1,833	$1,615
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended September 30,
	2024		2023
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	918.5	7.1	935.9	7.4
Purchases of treasury stock	(6.3)	—	(4.8)	—
Share-based payments	0.4	—	0.5	—
Conversion of Class B to Class A common stock	—	—	—	—
Balance at end of period	912.6	7.1	931.6	7.4

	Nine Months Ended September 30,
	2024		2023
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	927.3	7.2	948.4	7.6
Purchases of treasury stock	(16.5)	—	(19.2)	—
Share-based payments	1.7	—	2.2	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.2	(0.2)
Balance at end of period	912.6	7.1	931.6	7.4
20 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023 and 2022, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $11.0 billion and $9.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Nine Months Ended September 30,
	2024	2023
	(in millions, except per share data)
Dollar-value of shares repurchased [1]	$7,565	$7,200
Shares repurchased	16.5	19.2
Average price paid per share	$458.36	$375.34
1The dollar-value of shares repurchased does not include a 1% excise tax. The incremental tax is recorded in treasury stock on the consolidated balance sheet.
As of September 30, 2024, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $6.6 billion.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2024 and 2023 were as follows:

	December 31, 2023	Increase / (Decrease)	Reclassifications	September 30, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$67	$—	$(1,052)
Translation adjustments on net investment hedges [2]	181	(105)	—	76
Cash flow hedges
Foreign exchange contracts [3]	(17)	1	56	40
Interest rate contracts	(118)	—	3	(115)
Defined benefit pension and other postretirement plans	(25)	2	—	(23)
Investment securities available-for-sale	(1)	2	—	1
Accumulated other comprehensive income (loss)	$(1,099)	$(33)	$59	$(1,073)

	December 31, 2022	Increase / (Decrease)	Reclassifications	September 30, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$(105)	$—	$(1,519)
Translation adjustments on net investment hedges [2]	309	41	—	350
Cash flow hedges
Foreign exchange contracts [3]	(8)	(5)	18	5
Interest rate contracts	(123)	—	4	(119)
Defined benefit pension and other postretirement plans	(11)	—	—	(11)
Investment securities available-for-sale	(6)	3	—	(3)
Accumulated other comprehensive income (loss)	$(1,253)	$(66)	$22	$(1,297)
1During the nine months ended September 30, 2024, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound against the U.S. dollar, partially offset by the depreciation of the Brazilian real against the U.S. dollar. During the nine months ended September 30, 2023, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro against the U.S. dollar.
2During the nine months ended September 30, 2024, the decrease in the accumulated other comprehensive gain related to the net investment hedges was driven primarily by the appreciation of the British pound against the U.S. dollar. During the nine months ended September 30, 2023, the increase in the accumulated other comprehensive gain related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 17 (Derivative and Hedging Instruments) for additional information.
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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Share-Based Payments
During the nine months ended September 30, 2024, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2024	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$165
Restricted stock units	0.9	$471
Performance stock units	0.2	$512
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
Note 14. Income Taxes
The effective income tax rates were 15.6% and 15.0% for the three months ended September 30, 2024 and 2023, respectively. The higher effective income tax rate for the three months ended September 30, 2024, versus the comparable period in 2023, was primarily due to the Company’s ability to claim more U.S. foreign tax credits generated in 2022 and 2023 resulting from Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”) in 2023. The higher effective income tax rate was partially offset by a $115 million discrete tax expense in 2023 to establish a valuation allowance on the deferred tax asset related to U.S. foreign tax credits generated prior to 2022, as well as a change in the Company’s geographic mix of earnings in the current period.
The effective income tax rates were 16.1% and 18.6% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective income tax rate for the nine months ended September 30, 2024, versus the comparable period in 2023, was primarily due to a discrete tax expense in 2023 related to changes in the valuation allowance associated with the U.S. foreign tax credits deferred tax asset. In 2023, the treatment of foreign taxes paid under the U.S. tax regulations published in 2022 changed due to the foreign tax legislation enacted in Brazil and the Notice released by Treasury. Therefore, the Company recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. This discrete tax expense was partially offset by the Company’s ability to claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice. Additionally, a change in the Company’s geographic mix of earnings in 2024 contributed to the lower effective income tax rate compared to the prior year.
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
As of September 30, 2024 and December 31, 2023, the amount of the unrecognized tax benefit was $296 million and $431 million, respectively. The decrease was primarily due to the withdrawal of a prior year refund claim, which had no impact on the consolidated results of operations or financial condition.
22 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 23

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
Approximately 65 individual opt-out merchants continue to litigate, seeking treble damages and attorneys’ fees and costs. During the first quarter of 2024, the district court denied the defendants’ motions for summary judgment with respect to these ongoing individual opt-out merchant cases, sending the cases back to their original jurisdictions for trials. In October 2024, the remaining opt-out merchants submitted expert reports on liability and damages issues. The aggregate single damages claimed by these merchants total approximately $12 billion with respect to their Mastercard purchase volume. Mastercard would be responsible for 36% of any Mastercard-related judgment pursuant to the December 2011 judgment and settlement sharing agreement discussed above. One court has scheduled a trial for cases involving six of the larger opt-out merchants for October 2025. The remaining opt-out merchant cases have not yet been scheduled for trial.
In 2021, the district court granted the Rules Relief Class’s motion for class certification. In March 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims. The court held a preliminary settlement approval hearing in June 2024, and subsequently issued a decision denying approval of the settlement. The parties are in ongoing settlement discussions. The court has not yet scheduled a trial date.
As of September 30, 2024 and December 31, 2023, Mastercard had accrued a liability of $572 million and $596 million, respectively, for the U.S. MDL Litigation Cases. The liability as of September 30, 2024 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.3 billion (approximately $0.4 billion as of September 30, 2024) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. A hearing involving multiple merchant cases was completed in March 2024 concerning certain liability issues with respect to merchant claims for damages related to post-Interchange Fee Regulation consumer interchange fees as well as commercial and inter-regional interchange fees.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In December 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of September 30, 2024). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied.
In 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of September 30, 2024). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. The plaintiffs’ request for permission to appeal this ruling was denied. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of September 30, 2024) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
24 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
In May 2024, Mastercard executed a settlement agreement with the class lawyers representing the Bank ATM Consumer Class, subject to court approval. The trial court granted preliminary approval of the settlement and has scheduled a final approval hearing for January 2025. During the first quarter of 2024, Mastercard recorded an accrual of $93 million in connection with this matter. The litigation with the ATM Operators Class and Non-bank ATM Consumer Class is ongoing. The plaintiffs in these two remaining class complaints, in aggregate, allege over $1 billion in single damages against all of the defendants.
U.S. Liability Shift Litigation
In 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law. The district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In 2020, the district court issued an order granting the plaintiffs’ request for class certification. The plaintiffs have submitted expert reports that allege aggregate single damages in excess of $1 billion against the four Network Defendants. The Network Defendants submitted expert reports rebutting both liability and damages and all briefs on summary judgment have been submitted. In September 2024, the district court denied the Network Defendants’ motion for summary judgment.
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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 25

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
European Commission Investigation
In August 2024, Mastercard received a formal request for information from the European Commission seeking documents and information in connection with an investigation into alleged anti-competitive behavior of certain card scheme services in the European Union/EEA. The request focuses on Mastercard’s practices regarding network fees related to acquirers. Mastercard is cooperating with the European Commission in connection with the request.
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
The Company’s estimated settlement exposure was as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Gross settlement exposure	$76,524	$75,023
Risk mitigation arrangements applied to settlement exposure	(13,222)	(12,167)
Net settlement exposure	$63,302	$62,856
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $337 million and $340 million at September 30, 2024 and December 31, 2023, respectively, of which the Company has risk mitigation arrangements for $272 million at September 30, 2024 and December 31, 2023. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
26 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impacts to interest expense for the three and nine months ended September 30, 2024 and 2023 were not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statement of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and nine months ended September 30, 2024 and 2023 were not material.
As of September 30, 2024 and December 31, 2023, the Company had €1.7 billion and €1.6 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2023, the Company de-designated €109 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective April 2024. For the three and nine months ended September 30, 2024 and 2023, the Company recorded pre-tax net foreign currency gains (losses) of $(77) million and $(19) million and $54 million and $15 million, respectively, in other comprehensive income (loss).
As of September 30, 2024 and December 31, 2023, the Company had net foreign currency gains of $76 million and $181 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of these contracts are recorded in general and administrative expenses on the consolidated statement of operations, net, along with the foreign currency gains and losses on monetary assets and liabilities.
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	September 30, 2024			December 31, 2023
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$4,246	$12	$32	$1,006	$2	$25
Interest rate contracts in a fair value hedge [2]	1,000	—	54	1,000	—	79
Foreign exchange contracts in a net investment hedge [1]	2,679	—	105	—	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	2,025	22	16	5,424	34	79
Total derivative assets/liabilities	$9,950	$34	$207	$7,430	$36	$183
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other assets, other current liabilities, and other liabilities on the consolidated balance sheet.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheet.
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended September 30,
	2024	2023		2024	2023
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$(110)	$17	Net revenue	$—	$(10)
			General and administrative [2]	$(122)	$—

Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(106)	$84
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Nine Months Ended September 30,
	2024	2023		2024	2023
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$3	$(7)	Net revenue	$—	$(24)
			General and administrative [2]	$(56)	$—

Interest rate contracts	$—	$—	Interest expense	$(5)	$(5)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$(115)	$38
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.
28 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at September 30, 2024 that will be reclassified into the consolidated statement of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statement of operations for non-designated derivative contracts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange contracts
General and administrative	$1	$(4)	$72	$21
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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 29

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

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023		2024	2023
	(in millions, except percentages and per share data)
Net revenue	$7,369	$6,533	13%	$20,678	$18,550	11%
Operating expenses	$3,365	$2,689	25%	$9,034	$7,914	14%
Operating income	$4,004	$3,844	4%	$11,644	$10,636	9%
Operating margin	54.3%	58.8%	(4.5) ppt	56.3%	57.3%	(1.0) ppt
Income tax expense	$603	$563	7%	$1,831	$1,914	(4)%
Effective income tax rate	15.6%	15.0%	0.6 ppt	16.1%	18.6%	(2.4) ppt
Net income	$3,263	$3,198	2%	$9,532	$8,404	13%
Diluted earnings per share	$3.53	$3.39	4%	$10.25	$8.85	16%
Diluted weighted-average shares outstanding	925	943	(2)%	930	949	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	As adjusted	Currency-neutral	2024	2023	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$7,369	$6,533	13%	14%	$20,678	$18,550	11%	12%
Adjusted operating expenses	$2,999	$2,689	12%	12%	$8,444	$7,683	10%	10%
Adjusted operating margin	59.3%	58.8%	0.5 ppt	0.7 ppt	59.2%	58.6%	0.6 ppt	0.8 ppt
Adjusted effective income tax rate	16.3%	15.0%	1.4 ppt	1.5 ppt	16.6%	19.0%	(2.4) ppt	(2.4) ppt
Adjusted net income	$3,593	$3,202	12%	13%	$10,027	$8,622	16%	18%
Adjusted diluted earnings per share	$3.89	$3.39	15%	16%	$10.78	$9.08	19%	20%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
30 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and nine months ended September 30, 2024, versus the comparable periods in 2023:

Net revenue
Three Months Ended September 30, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 13%	up 14%

Nine Months Ended September 30, 2024
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 11%	up 12%

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2024
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expense increase was primarily due to higher general and administrative expenses (including a restructuring charge in the third quarter of 2024) and litigation provisions. The as-adjusted operating expense increase was primarily due to higher general and administrative expenses.

up 25%	up 12%

Nine Months Ended September 30, 2024
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expense increase was primarily due to higher general and administrative expenses (including a restructuring charge in the third quarter of 2024) and litigation provisions. The as-adjusted operating expense increase was primarily due to higher general and administrative expenses.

up 14%	up 10%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2024
Both the as-reported and as-adjusted effective income tax rates were higher than the prior year rates primarily due to our ability in 2023 to claim more U.S. foreign tax credits generated in 2022 and 2023, partially offset by the establishment of a valuation allowance in 2023 as well as a change in our geographic mix of earnings in the current period.

GAAP	Non-GAAP
15.6%	16.3%
up 0.6 ppt	up 1.4 ppt

Nine Months Ended September 30, 2024
Both the as-reported and as-adjusted effective income tax rates were lower than the prior year rates primarily due to the establishment of a valuation allowance in 2023, partially offset by our ability in 2023 to claim more U.S. foreign tax credits generated in 2022 and 2023. Additionally, a change in our geographic mix of earnings in 2024 contributed to the lower effective income tax rate compared to the prior year.

GAAP	Non-GAAP
16.1%	16.6%
down 2.4 ppt	down 2.4 ppt

Other financial highlights for the nine months ended September 30, 2024 were as follows:
•We generated net cash flows from operations of $9.9 billion.
•We repurchased 16.5 million shares of our common stock for $7.6 billion and paid dividends of $1.8 billion.
•We completed debt offerings for an aggregate principal amount of $4.0 billion.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 31

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
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2024, we recorded net losses of $62 million ($63 million after tax, or $0.07 per diluted share) and $69 million ($67 million after tax, or $0.07 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and nine months ended September 30, 2023, we recorded net losses of $6 million ($5 million after tax, or an immaterial impact per diluted share) and $95 million ($63 million after tax, or $0.07 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three months ended September 30, 2024, we recorded charges of $176 million ($120 million after tax, or $0.13 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. In the nine months ended September 30, 2024, we recorded charges of $400 million ($281 million after tax, or $0.30 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, settlements with a number of U.K. merchants and a legal provision associated with the ATM non-discrimination rule surcharge complaints.
•In the nine months ended September 30, 2023, we recorded charges of $231 million ($156 million after tax, or $0.16 per diluted share) primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
Restructuring charge
•In the three and nine months ended September 30, 2024, we recorded a restructuring charge of $190 million ($147 million after tax, or $0.16 per diluted share). The restructuring action is intended to streamline our organization, delivering efficiencies to enable reinvestment in our business to support the realization of our long-term growth opportunities.
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
32 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended September 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$3,365	54.3%	$(138)	15.6%	$3,263	$3.53
(Gains) losses on equity investments	**	**	62	(0.3)%	63	0.07
Litigation provisions	(176)	2.4%	**	0.7%	120	0.13
Restructuring charge	(190)	2.6%	**	0.3%	147	0.16
Adjusted - Non-GAAP	$2,999	59.3%	$(75)	16.3%	$3,593	$3.89

	Nine Months Ended September 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$9,034	56.3%	$(281)	16.1%	$9,532	$10.25
(Gains) losses on equity investments	**	**	69	(0.1)%	67	0.07
Litigation provisions	(400)	1.9%	**	0.5%	281	0.30
Restructuring charge	(190)	0.9%	**	0.1%	147	0.16
Adjusted - Non-GAAP	$8,444	59.2%	$(211)	16.6%	$10,027	$10.78

	Three Months Ended September 30, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$2,689	58.8%	$(83)	15.0%	$3,198	$3.39
(Gains) losses on equity investments	**	**	6	—%	5	—
Adjusted - Non-GAAP	$2,689	58.8%	$(78)	15.0%	$3,202	$3.39

	Nine Months Ended September 30, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	Increase/(Decrease)
Reported - GAAP	$7,914	57.3%	$(318)	18.6%	$8,404	$8.85
(Gains) losses on equity investments	**	**	95	0.1%	63	0.07
Litigation provisions	(231)	1.2%	**	0.3%	156	0.16
Adjusted - Non-GAAP	$7,683	58.6%	$(223)	19.0%	$8,622	$9.08
Note: Tables may not sum due to rounding.
**    Not applicable.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2024 as compared to the Three Months Ended September 30, 2023
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	25%	(4.5) ppt	0.6 ppt	2%	4%
(Gains) losses on equity investments	**	**	(0.3) ppt	2%	2%
Litigation provisions	(7)%	2.4 ppt	0.7 ppt	4%	4%
Restructuring charge	(7)%	2.6 ppt	0.3 ppt	5%	5%
Adjusted - Non-GAAP	12%	0.5 ppt	1.4 ppt	12%	15%
Currency Impact	—%	0.3 ppt	0.1 ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	12%	0.7 ppt	1.5 ppt	13%	16%

	Nine Months Ended September 30, 2024 as compared to the Nine Months Ended September 30, 2023
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	14%	(1.0) ppt	(2.4) ppt	13%	16%
(Gains) losses on equity investments	**	**	(0.2) ppt	—%	—%
Litigation provisions	(2)%	0.7 ppt	0.2 ppt	1%	1%
Restructuring charge	(2)%	0.9 ppt	0.1 ppt	2%	2%
Adjusted - Non-GAAP	10%	0.6 ppt	(2.4) ppt	16%	19%
Currency Impact	—%	0.2 ppt	— ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	10%	0.8 ppt	(2.4) ppt	18%	20%
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
34 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	9%	10%	11%	11%	8%	10%	11%	13%
United States	7%	7%	5%	5%	6%	6%	6%	6%
Worldwide less United States	10%	12%	14%	13%	8%	12%	13%	16%

Cross-border volume growth [1]	17%	17%	26%	21%	17%	17%	26%	26%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	11%	15%	11%	15%
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	As reported	Currency-neutral	2024	2023	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,641	$2,460	7%	10%	$7,707	$7,182	7%	9%
Cross-border assessments	$2,804	$2,313	21%	22%	$7,475	$6,211	20%	21%
Transaction processing assessments	$3,587	$3,172	13%	14%	$9,997	$8,902	12%	13%
Other network assessments	$227	$229	(1)%	(1)%	$697	$712	(2)%	(2)%
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2024, GDV on a U.S. dollar-converted basis increased 9% and 8%, respectively, while GDV on a local currency basis increased 10% for each of the periods, versus the comparable periods in 2023. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023		2024	2023
	($ in millions)
Payment network	$4,629	$4,210	10%	$12,924	$11,933	8%
Value-added services and solutions	2,740	2,323	18%	7,754	6,617	17%
Total net revenue	$7,369	$6,533	13%	$20,678	$18,550	11%
For the three months ended September 30, 2024, net revenue increased 13%, or 14% on a currency-neutral basis, versus the comparable period in 2023. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 10%, or 11% on a currency-neutral basis, versus the comparable period in 2023. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $4,630 million of rebates and incentives provided to customers, which increased 17%, or 19% on a currency-neutral basis, versus the comparable period in 2023, primarily due to an increase in our key drivers as well as new and renewed deals.
36 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 18%, or 19% on a currency-neutral basis, versus the comparable period in 2023. The increase was driven primarily by (1) growth in our underlying key drivers, (2) our consulting and marketing services, and fraud and security and identity and authentication solutions and (3) pricing.
For the nine months ended September 30, 2024, net revenue increased 11%, or 12% on a currency-neutral basis, versus the comparable period in 2023. The increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 8%, or 9% on a currency-neutral basis, versus the comparable period in 2023. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting trends of growth in our key drivers. Net revenue from our payment network included $12,952 million of rebates and incentives provided to customers, which increased 17%, or 18% on a currency-neutral basis, versus the comparable period in 2023, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 17%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. The increase was driven primarily by (1) growth in our underlying key drivers and (2) our consulting and marketing services, and fraud and security and identity and authentication solutions.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of our revenue recognition policies.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended September 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	11%	**	(1)%	10%
Value-added services and solutions	19%	—%	(1)%	18%
Net revenue	14%	—%	(1)%	13%

	Nine Months Ended September 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	9%	**	(1)%	8%
Value-added services and solutions	18%	—%	—%	17%
Net revenue	12%	—%	(1)%	11%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended September 30, 2024, operating expenses increased 25% versus the comparable period in 2023. Adjusted operating expenses increased 12%, on both an as adjusted and currency-neutral basis, versus the comparable period in 2023.
For the nine months ended September 30, 2024, operating expenses increased 14% versus the comparable period in 2023. Adjusted operating expenses increased 10%, on both an as adjusted and currency-neutral basis, versus the comparable period in 2023.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	($ in millions)
General and administrative	$2,744	$2,285	20%	$7,448	$6,528	14%
Advertising and marketing	220	193	14%	520	561	(7)%
Depreciation and amortization	225	211	7%	666	594	12%
Provision for litigation	176	—	**	400	231	**
Total operating expenses	3,365	2,689	25%	9,034	7,914	14%
Special Items [1]	(366)	—	**	(590)	(231)	**
Adjusted total operating expenses (excluding Special Items 1)	$2,999	$2,689	12%	$8,444	$7,683	10%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	Three Months Ended September 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2,3]	Total
General and administrative	12%	—%	—%	8%	20%
Advertising and marketing	15%	—%	—%	**	14%
Depreciation and amortization	7%	—%	1%	**	7%
Provision for litigation [3]	**	**	**	**	**
Total operating expenses	12%	—%	—%	14%	25%

	Nine Months Ended September 30, 2024
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2,3]	Total
General and administrative	11%	—%	—%	3%	14%
Advertising and marketing	(7)%	—%	—%	**	(7)%
Depreciation and amortization	12%	—%	—%	**	12%
Provision for litigation [3]	**	**	**	**	**
Total operating expenses	10%	—%	—%	4%	14%
Note: Tables may not sum due to rounding.
**    Not applicable/meaningful.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
3The Special Items driver of change related to provision for litigation is reflected in total operating expenses.
38 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended September 30, 2024, general and administrative expenses increased 20%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. Current period results include an increase of 8 percentage points from a restructuring charge of $190 million. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions, as well as fulfillment costs to provide marketing services.
For the nine months ended September 30, 2024, general and administrative expenses increased 14%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. Current period results include an increase of 3 percentage points from a restructuring charge of $190 million. The remaining increase was primarily due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions, as well as fulfillment costs to provide marketing services.
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023		2024	2023
	($ in millions)
Personnel [1]	$1,899	$1,573	21%	$5,020	$4,494	12%
Professional fees	129	118	9%	358	332	8%
Data processing and telecommunications	279	262	7%	820	743	10%
Foreign exchange activity [2]	16	25	(31)%	49	65	(24)%
Other	421	307	36%	1,201	894	34%
Total general and administrative expenses	$2,744	$2,285	20%	$7,448	$6,528	14%
Note: Table may not sum due to rounding.
**    Not meaningful.
1For the three and nine months ended September 30, 2024, total general and administrative expenses includes a restructuring charge of $190 million. See “Non-GAAP Financial Information” for further information.
2Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended September 30, 2024, advertising and marketing expenses increased 14%, on both an as reported and currency-neutral basis, versus the comparable period in 2023, primarily due to timing of marketing campaigns.
For the nine months ended September 30, 2024, advertising and marketing expenses decreased 7%, on both an as reported and currency-neutral basis, versus the comparable period in 2023, primarily due to timing of spending on sponsorships as well as timing of marketing campaigns.
Depreciation and Amortization
For the three months ended September 30, 2024, depreciation and amortization expenses increased 7%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. For the nine months ended September 30, 2024, depreciation and amortization expenses increased 12%, on both an as reported and currency-neutral basis, versus the comparable period in 2023. The increase for both the three and nine months ended September 30, 2024 was primarily due to increased software capitalization driven by the continued growth of our business.
Provision for Litigation
For the three months ended September 30, 2024, we recorded charges of $176 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. For the nine months ended September 30, 2024, we recorded charges of $400 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, settlements with a number of U.K. merchants and a legal provision associated with the ATM non-discrimination rule surcharge complaints. See “Non-GAAP Financial Information” in this section and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	($ in millions)
Investment income	$76	$71	7%	$231	$185	25%
Gains (losses) on equity investments, net	(62)	(6)	**	(69)	(95)	(27)%
Interest expense	(159)	(151)	6%	(462)	(427)	8%
Other income (expense), net	7	3	**	19	19	**
Total other income (expense)	(138)	(83)	**	(281)	(318)	(12)%
(Gains) losses on equity investments [1]	62	6	**	69	95	(27)%
Adjusted total other income (expense) [1]	$(75)	$(78)	(4)%	$(211)	$(223)	(6)%
Note: Table may not sum due to rounding.
**    Not meaningful.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates were 15.6% and 15.0% for the three months ended September 30, 2024 and 2023, respectively. The adjusted effective income tax rates were 16.3% and 15.0% for the three months ended September 30, 2024 and 2023, respectively. Both the as-reported and as-adjusted effective income tax rates for the three months ended September 30, 2024 and 2023 were higher versus the comparable period in 2023, primarily due to our ability to claim more U.S. foreign tax credits generated in 2022 and 2023 resulting from Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”) in 2023. The higher effective income tax rates were partially offset by a $115 million discrete tax expense in 2023 to establish a valuation allowance on the deferred tax asset related to U.S. foreign tax credits generated prior to 2022, as well as a change in our geographic mix of earnings in the current period.
The effective income tax rates were 16.1% and 18.6% for the nine months ended September 30, 2024 and 2023, respectively. The adjusted effective income tax rates were 16.6% and 19.0% for the nine months ended September 30, 2024 and 2023, respectively. Both the as-reported and as-adjusted effective income tax rates for the nine months ended September 30, 2024 and 2023 were lower versus the comparable period in 2023, primarily due to a discrete tax expense in 2023 related to changes in the valuation allowance associated with the U.S. foreign tax credits deferred tax asset. In 2023, the treatment of foreign taxes paid under the U.S. tax regulations published in 2022 changed due to the foreign tax legislation enacted in Brazil and the Notice released by Treasury. Therefore, we recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. This discrete tax expense was partially offset by our ability to claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice. Additionally, a change in our geographic mix of earnings in 2024 contributed to the lower effective income tax rates compared to the prior year.
The Organization for Economic Co-operation and Development (the “OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the 15% global minimum tax (the “Pillar 2 Rules”). Based on current enacted legislation, we do not expect a material impact in 2024. However, in 2025, we expect the Pillar 2 Rules will primarily offset the reduction to our effective income tax rate resulting from our incentive grant received from the Singapore Ministry of Finance. For the nine months ended September 30, 2024, this incentive grant reduced our effective income tax rate by approximately 4%. We are continuously monitoring developments and evaluating the impacts these new rules may have on our future effective income tax rate, tax payments, financial condition and results of operations.
40 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2024	December 31, 2023
	(in billions)
Cash, cash equivalents and investments [1]	$11.4	$9.2
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $1.9 billion at September 30, 2024 and December 31, 2023.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 15 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$9,946	$7,850
Net cash used in investing activities	$(724)	$(1,137)
Net cash used in financing activities	$(6,795)	$(7,138)
Net cash provided by operating activities increased $2,096 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher net income after adjusting for non-cash items as well as lower cash payments for litigation settlements, partially offset by higher customer incentive payments.
Net cash used in investing activities decreased $413 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher proceeds from maturities and sales of investment securities.
Net cash used in financing activities decreased $343 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher cash proceeds received from debt issuances, partially offset by repayments of debt and higher cash paid for repurchases of our Class A common stock and dividends.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt and Credit Availability
In April 2024, $1 billion of principal related to the 2014 USD Notes matured and was paid. In July 2024, INR28.1 billion ($336 million as of payment date) of principal related to the 2023 INR Term Loan matured and was paid.
During the nine months ended September 30, 2024, we issued a total of $4 billion of debt as follows:
•In May 2024, we issued $1 billion principal amount of notes due May 2034
•In September 2024, we issued $750 million principal amount of notes due January 2028, $1,150 million principal amount of notes due January 2032 and $1,100 million principal amount of notes due January 2035
The issuances in 2024 are collectively referred to as the “2024 USD Notes”. The net proceeds from the issuance of the 2024 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $3.96 billion.
Our total debt outstanding was $18.4 billion and $15.7 billion at September 30, 2024 and December 31, 2023, respectively, with the earliest maturity of $750 million of principal occurring in March 2025.
As of September 30, 2024, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that expires in November 2028.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2024 and December 31, 2023.
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
Aggregate payments for quarterly dividends totaled $1,842 million for the nine months ended September 30, 2024.
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
On June 18, 2024, our Board of Directors declared a quarterly cash dividend of $0.66 per share paid on August 9, 2024 to holders of record on July 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $611 million.
On September 16, 2024, our Board of Directors declared a quarterly cash dividend of $0.66 per share payable on November 8, 2024 to holders of record on October 9, 2024 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $606 million.
42 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively. The program approved in 2023 became effective in May 2024 after the completion of the share repurchase program approved in 2022. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2024:

(in millions, except average price data)
Remaining authorization at December 31, 2023	$14,142
Dollar-value of shares repurchased during the nine months ended September 30, 2024 [1]	$7,565
Remaining authorization at September 30, 2024	$6,578
Shares repurchased during the nine months ended September 30, 2024	16.5
Average price paid per share during the nine months ended September 30, 2024	$458.36
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
Item 3. Quantitative and qualitative disclosures about market risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in factors such as foreign currency exchange rates and interest rates. Our exposure to market risk from changes in foreign currency exchange rates and interest rates is limited. Management monitors risk exposures on an ongoing basis and establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments to manage these risks.
Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 17 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $529 million and $414 million on our foreign exchange derivative contracts outstanding at September 30, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at September 30, 2024 and December 31, 2023.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $297 million on our foreign exchange derivative contracts designated as a net investment hedge at September 30, 2024, before considering the offsetting effect of the underlying hedged activity. As of December 31, 2023, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 43

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at September 30, 2024 and December 31, 2023.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $23 million and $29 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at September 30, 2024 and December 31, 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
44 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

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
During the third quarter of 2024, we repurchased 6.3 million shares for $2.9 billion at an average price of $463.90 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	2,135,827	$441.76	2,135,827	$8,568,255,125
August 1 - 31	2,206,410	$463.00	2,206,410	$7,546,683,282
September 1 - 30	1,982,409	$488.76	1,982,409	$6,577,765,564
Total	6,324,646	$463.90	6,324,646
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2023 and 2022, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $11.0 billion and $9.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock.

Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 6. Exhibits
Refer to the Exhibit Index included herein.
46 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
4.1
Officer’s Certificate of the Company, dated as of September 5, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.2
Form of Global Note representing the Company’s 4.100% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 4.350% Notes due 2032 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 4.550% Notes due 2035 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

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
MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q 47

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 31, 2024	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2024	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
48 MASTERCARD SEPTEMBER 30, 2024 FORM 10-Q