Form 10-K
period 2024-12-31
Mastercard Inc
filed 2025-02-12
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $364.4 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 7, 2025, there were 904,889,521 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 6,818,985 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED FISCAL YEAR 2024 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I	6	Item 1.	Business
	25	Item 1A.	Risk factors
	39	Item 1B.	Unresolved staff comments
	39	Item 1C.	Cybersecurity
	41	Item 2.	Properties
	41	Item 3.	Legal proceedings
	41	Item 4.	Mine safety disclosures
	42	-	Information about our executive officers

PART II	45	Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
	45	Item 6.	Reserved
	46	Item 7.	Management’s discussion and analysis of financial condition and results of operations
	60	Item 7A.	Quantitative and qualitative disclosures about market risk
	61	Item 8.	Financial statements and supplementary data
	108	Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
	108	Item 9A.	Controls and procedures
	109	Item 9B.	Other information
	109	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III	111	Item 10.	Directors, executive officers and corporate governance
	111	Item 11.	Executive compensation
	111	Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
	111	Item 13.	Certain relationships and related transactions, and director independence
	111	Item 14.	Principal accountant fees and services

PART IV	113	Item 15.	Exhibits and financial statement schedules
	113	Item 16.	Form 10-K summary

MASTERCARD 2024 FORM 10-K 3

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, AI, information security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, countering the financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practices regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor as well as other contractual obligations and discretionary actions we may take
•issues related to our Class A common stock and corporate governance structure
Please see “Risk Factors” in Part I, Item 1A for a complete discussion of these risk factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
4 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Item 1. Business
Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. We operate a payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer consumer and commercial payment products, capture new payment flows and provide services and solutions. These services and solutions include, among others, security solutions, consumer acquisition and engagement services, and business and market insights, all of which draw on our principled and responsible use of secure data. Our capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For our global payments network, our franchise model sets the standards and ground-rules that balance value and risk across all stakeholders and allows for interoperability among them. We employ a multi-layered approach to help protect the global payments ecosystem in which we operate.
For a full discussion of our business, please see page 10.
Our Performance
The following are our key financial and operational highlights for 2024, including growth rates over the prior year:

GAAP

Net revenue	Net income		Diluted EPS
$28.2B	$12.9B		$13.89
up 12%	up 15%		up 17%

Non-GAAP [1] (currency-neutral)

Adjusted net revenue	Adjusted net income		Adjusted diluted EPS
$28.2B	$13.5B		$14.60
up 13%	up 18%		up 21%

$13.4B	$11.0B	Repurchased shares	$14.8B
in capital returned to stockholders	$2.4B	Dividends paid	cash flows from operations

Gross dollar volume (growth on a local currency basis)		Cross-border volume growth (on a local currency basis)	Switched transactions
$9.8T	up 18%		159.4B
up 11%			up 11%

1Non-GAAP results (including growth rates) exclude the impact of gains and losses on equity investments, Special Items and/or foreign currency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Results Overview” in Part II, Item 7 for the reconciliation to the most direct comparable GAAP financial measures.
6 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
The following chart provides gross dollar volume (“GDV”) and number of cards featuring our brands in 2024 for select programs and solutions:

	GDV			Cards
	Year Ended December 31, 2024			As of December 31, 2024
Mastercard-branded Programs [1]	(in billions)	% Increase from December 31, 2023 (Local)	% of Total GDV	(in millions)	% Increase from December 31, 2023

Consumer Credit	$3,634	9%	37%	1,070	5%
Consumer Debit and Prepaid [2]	4,865	12%	50%	1,935	9%
Commercial Credit and Debit	1,258	11%	13%	153	10%

1Excludes Maestro and Cirrus cards and volume generated by those cards.
2Prepaid includes both consumer and commercial prepaid.
For a full discussion of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item II, Part 7.
Our Strategy
Our strategy centers on growing our core, diversifying our customers and geographies and building new areas for the future through a combination of organic and inorganic strategic initiatives. We are executing on this strategy through a focus on three priorities:
•consumer payments
•commercial and new payment flows
•services and other solutions
Our priorities strengthen, complement and reinforce each other and are fundamentally interdependent.

Our Strategy
Grow our core
Diversify into new customers and geographies
Build new areas for the future

Our Strategic Priorities

	Consumer payments	Commercial and new payment flows	Services and other solutions

Enabled by

	People	Brand	Data & AI

	Technology	Franchise	Doing well by doing good

MASTERCARD 2024 FORM 10-K 7

PART I
ITEM 1. BUSINESS
Our Strategic Priorities
Consumer payments. We focus on enabling consumer payments, providing consumers with choice and flexibility to transact across multiple payment rails (including cards, real-time payments and account-based transactions), while ensuring that all payments are safe, secure and seamless. We do so by:
•Capturing the significant secular opportunity of cash displacement by increasing acceptance through advancing technology and partnering with players across the payments ecosystem, as well as by opening up closed-loop and domestic networks. We also pursue incremental volume and transactions by extending our reach across under-penetrated card verticals (such as bill pay) and real-time account-based payments
•Driving brand preference through compelling consumer experiences by offering relevant value propositions to consumers (including features, benefits and experiences), providing comprehensive digital functionality (such as Digital First), delivering enhanced security and functionality (increasing tokenization, scaling authentication and streamlining online checkout) and driving increased approval, spend and activation rates
•Investing in the future and driving market transformation by extending the reach of our network to enable the tokenization of credentials, identities, assets and data and the exchange of those items between counterparties (providing security, privacy and control). We also seek to achieve this transformation by modernizing our card switch to meet evolving needs
Commercial and new payment flows. We focus on capturing opportunities in commercial payments (both point-of-sale purchases and invoiced payments) and disbursements and remittances (specifically, through Mastercard Move, our collection of money movement capabilities that provides solutions for money transfers to consumers from consumers, businesses or governments). We do so by:
•Accelerating secular shift in commercial point-of-sale purchases by offering differentiated propositions across cards and platforms (both corporate and small business solutions, including expense management, reporting, reconciliation and data insights); expanding distribution of our point-of-sale offerings across financial institutions, new geographies, new channels and small businesses; and growing acceptance
•Capturing commercial invoiced payments by driving engagement across buyers and suppliers to, among other things, simplify workflows, release working capital and improve data reconciliation to reduce end-to-end costs; building on our travel offerings to expand into additional select verticals (including business-to-business (“B2B”) marketplaces, trade and logistics, healthcare, consumer packaged goods and pharmaceuticals); and embedding payments into widely used platforms and workflows
•Modernizing disbursements and remittances by utilizing Mastercard Move to scale use cases across senders (including consumers, businesses and governments) and receiving consumers (both domestic and cross-border) and expand money movement across our global network of financial institution partners
Services and other solutions. Our services and other solutions, which are interdependent with our payment network, drive value for our customers and the broader payments ecosystem. We offer security solutions, consumer acquisition and engagement, business and market insights, gateway, processing and open banking, among other services and solutions (including ACH batch and real-time account-based payments and solutions). As we drive value, our services and other solutions generate revenue while helping to accelerate our overall financial performance. We do so by:
•Differentiating our payments capabilities by combining our wide range of services and solutions in various ways to meet the needs and priorities of our partners, which helps drive market wins and payments growth
•Enhancing and expanding our suite of services to better serve our existing customers, including across new buying centers and new capability areas, as well as to reach new customers
•Scaling distribution by using our technology platforms to enable us to switch more transactions and deliver more services per transaction, selling directly to customers through a dedicated sales force and global account teams, and embedding services with partners (such as tech platforms, system integrators, processors and other networks) to deliver those services at scale
8 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Our priorities are fundamentally interdependent and strengthen, reinforce and complement each other.

•Our payments network helps us scale our services and solutions, and those services and solutions help us differentiate our payments solutions
•We grow in payments, which allows us to switch more transactions and bring more transaction data onto the network
•We use that data to create insightful services and solutions that can, in turn, help us win new and renewed customer deals and drive greater payments volume growth

Enabling Our Success
These priorities are supported by six enablers:
People. Our success is driven by the skills, experience, integrity and mindset of our people. We attract, develop and retain top talent, in alignment with our strategic priorities. Our winning culture is guided by the Mastercard Way, which outlines the behaviors we expect from employees to deliver for our customers and one another. We foster a working environment that benefits and provides equal opportunities for all of our employees, where people have opportunities to perform purpose-driven work that advances our business objectives by delivering a positive impact on communities, customers and co-workers across the globe.
Brand. Our brands and brand identities serve as a differentiator for our business, representing our values and enabling us to accelerate growth in new areas.
Data and AI. We create a range of products and services for our customers using our data and artificial intelligence (“AI”) assets, technology, platforms and expertise. We follow our Data and Tech Responsibility Principles in how we design, implement and deliver those solutions. Our Privacy by Design, Data by Design and AI Governance processes are designed to ensure we embed multiple layers of privacy, data protection and information security controls in all our products and services, keeping a clear focus on protecting customers’ and individuals’ data and privacy.
Technology. Our technology provides resiliency, scalability and flexibility in how we serve customers. It unlocks broader reach to scale digital payment services to multiple channels. Utilizing our technology standards, services and governance model, we connect financial institutions, financial technology companies (fintechs) and others, enabling interoperability and allowing consumers, businesses, governments and merchants to engage through digital channels.
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
Doing Well by Doing Good. Sustainable impact is fundamental to our business strategy. We leverage our employees, technology, resources, partnerships and expertise to address social, economic and environmental challenges, while at the same time creating markets for future growth and driving long-term value for stockholders. Our environmental, social and governance priorities are expressed through three pillars - People, Prosperity, Planet - and all of the work we do is grounded in strong governance principles. For more information, please reference our most recently published Environmental, Social and Governance Report located on our website.
MASTERCARD 2024 FORM 10-K 9

PART I
ITEM 1. BUSINESS
Our Business
Our Payments Capabilities
We enable a wide variety of payments capabilities (including products, services and solutions) over our network among account holders, merchants, financial institutions, businesses, governments and others, offering our customers one partner for their payment needs.
Payment Network
Our payment network links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use our products at approximately 150 million acceptance locations and over 250 million digital access points worldwide. This network facilitates an efficient, safe and secure means for making and receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for businesses to receive insight through information that is derived from our network. We enable transactions for our customers through our payment network in more than 150 currencies and in more than 220 countries and territories.
Payment Network Transactions. Our payment network supports what is often referred to as a “four-party” payments network and includes the following participants: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution).
We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
The following graphic depicts a typical transaction on our payment network and our role in that transaction, which includes services and other solutions and payments ecosystem security:

PAYMENT NETWORK
Acquirer
Issuer
Switching
Authorization | Clearing | Settlement
Services and Other Solutions
Payments Ecosystem Security
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
10 MASTERCARD 2024 FORM 10-K

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
Switched Transactions
•Authorization, Clearing and Settlement. Through our payment network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully conducted transaction, and settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and our customers.

•Cross-Border and Domestic. Our payment network switches transactions throughout the world when the merchant country and country of issuance are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the country of issuance are the same (“domestic transactions”). We switch approximately 70% of all transactions for Mastercard and Maestro-branded cards, including nearly all cross-border transactions.
Key 2024 Developments
•In 2024, we began processing domestic transactions in China through our joint venture. Mastercard-branded cards are now accepted for both domestic and cross-border purchases.

We guarantee the settlement of many of the transactions from issuers to acquirers to help ensure the integrity of our payment network. We refer to the amount of this guarantee as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirers or the availability of unspent prepaid account holder account balances.
Payment Network Architecture. Our payment network features a globally integrated structure that provides scale for our issuers, enabling them to expand into regional and global markets. It is based largely on a distributed (peer-to-peer) architecture that enables the network to adapt to the needs of each transaction. The network accomplishes this by performing intelligent routing and applying multiple services (such as fraud scoring, tokenization services, etc.) to appropriate transactions in real time. This architecture enables us to connect all parties regardless of where or how the transaction is occurring. It has 24-hour a day availability and world-class response time.
Account-Based Payments Capabilities
We offer ACH batch and real-time account-based payments capabilities, enabling payments for ACH transactions between bank accounts in real-time. Our real-time account-based payments capabilities provide consumers and businesses the ability to make instant (faster) payments while providing enhanced data and messaging capabilities. We build, implement, enhance and operate real-time clearing and settlement infrastructure, payment platforms and direct debit systems for jurisdictions globally. We operate real-time payments infrastructure in several countries around the world. We also use our real-time account-based payments capabilities to enable consumers, businesses, governments and merchants to send and receive money directly from account to account.
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
MASTERCARD 2024 FORM 10-K 11

PART I
ITEM 1. BUSINESS
As another feature of our multi-layered approach, we work with issuers, acquirers, merchants, governments and payments industry associations to develop and put in place technical standards for safe and secure transactions, and we provide solutions and products that are designed to help provide safety and security for the global payments ecosystem. Our approach includes supporting small businesses by sharing best practices and providing access to free utilities and services, benefiting both them and the entire payments ecosystem. We discuss specific security solutions that we offer to our customers below under “Services and Other Solutions”.
Our Franchise. We manage an ecosystem of stakeholders that participate in our global payments network, setting standards and rules for all participants and aiming to ensure interoperability among them while balancing risk and value across all stakeholders. Our franchise model achieves this by creating and sustaining a comprehensive series of value exchanges across our ecosystem. Through our franchise model, we work to ensure a balanced ecosystem where all participants may benefit from the availability, innovation, safety and security of our network. We achieve this goal through the following key activities:
•Participant Onboarding. We determine that each new customer meets the necessary prerequisites to use and contribute to our network by defining clear ecosystem roles and responsibilities for their operations
•Operating Standards. We define the technical, operational and financial standards that all network participants are required to uphold
•Safety and Security. We establish central principles, including safeguarding consumer protections and integrity, so participants feel confident to transact on the network
•Responsible Stewardship. We set performance standards to support ecosystem optimization and growth and use proactive monitoring designed to both ensure participant adherence to operating standards and protect the integrity of the ecosystem
•Issue Resolution. We operate a framework to address disputes between our network participants
Our Payment Products and Applications

Consumer Payments
We provide a wide variety of products and services that support payment products that customers can offer to consumers and merchants. These offerings facilitate transactions across our payments network and platforms among account holders, merchants, financial institutions, digital partners, businesses, governments and other organizations in markets globally.
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
Consumer Bill Payments. Our solutions enable consumers and small businesses to pay their billers in a seamless and secure way, providing an experience that offers flexibility and benefits consumers, financial institutions and billers. Utilizing our merchant acceptance network (which includes many billers), we offer consumers the choice of paying their bills in a convenient and secure manner using credit, debit or prepaid as well as account-based payments methods.
12 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Commercial and New Payment Flows
We offer platforms, products and applications that apply our payments capabilities to capture commercial and new payment flows, enabling us to serve the needs of a significant addressable market.
Commercial
We offer commercial credit, debit and prepaid payment products and solutions that meet the payment needs of large corporations, midsize companies, small businesses and government entities at the point of sale. Our point-of-sale solutions streamline procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our point-of-sale offerings include:
•Small business cards (credit, debit and prepaid) tailored to small and medium businesses
•Commercial travel and entertainment, procurement and fleet cards, consisting mostly of credit cards and associated platforms for corporations to manage travel and expense, procurement and fleet expenses. Our Mastercard Smart Data™ platform provides expense management and reporting capabilities.

We also offer solutions that enable businesses or governments to make invoiced payments to businesses with whom they have a trusted relationship for goods and services. As part of our solutions, we offer a platform to optimize supplier payment enablement campaigns for financial institutions.
Across both point-of-sale and invoiced payments, we offer a Virtual Card Number (VCN) solution, which is generated dynamically from a physical card and leverages the credit limit of the funding account. Our VCN solution may include the use of Mastercard In Control™, our virtual card platform that allows buyers to pay suppliers using a one-time use card number that can be set with transaction level controls, providing unmatched configurability, flexibility and control over spending.
Key 2024 Developments

In 2024, we continued to drive VCN adoption by:
•Integrating for corporate payers our VCN solution into several third-party technology platforms to help streamline and automate card-based payment processes.
•Offering suppliers Mastercard Receivables Manager, a platform that helps automate the process of receiving payment by virtual card and can enable the provision of enhanced data to support reconciliation.
•Providing companies of all sizes the ability to include a virtual card in a digital wallet, enabling a consumer-like experience for business payments and providing robust spend controls.

Disbursements and Remittances
Through our Mastercard Move platform, we enable consumers, businesses, governments and merchants to send and receive money domestically and across borders to consumers with greater speed and ease, with a payout reach of more than 10 billion endpoints globally across multiple channels, and in more than 60 originating countries and 155 receiving countries:

•We partner with digital messaging and payment platforms to enable consumers to send money directly within applications to other consumers.
•We partner with central banks, fintechs and financial institutions to help governments and nonprofits more efficiently enable, as applicable, distribution of social and economic assistance and business-to-consumer (“B2C”) disbursements across various use cases (such as wallet funding, cash payouts, gig worker payouts and insurance claims).
•We enable a wide range of cross-border payment flows and use cases to customers (including trade payments, remittances and disbursements). These flows are enabled via a distribution network with a single point of access that allows financial institutions, fintechs and digital partners to send and receive money globally through multiple channels, including bank accounts, mobile wallets, cards and cash payouts.
Key 2024 Developments

•In 2024, we launched our Alias-Based Remittances and Payouts platform, which is designed to remove the friction of manually capturing required information to complete cross-border remittances and disbursements. The solution simplifies the experience for both senders and receivers by using a beneficiary’s existing alias (such as their phone number or email) instead of requiring senders to ask for personal information or manually entering such information into numerous fields in order to make cross-border payments.

MASTERCARD 2024 FORM 10-K 13

PART I
ITEM 1. BUSINESS
Benefiting and Innovating the Payments Ecosystem

We provide functionality and technology to help our customers provide benefits and experiences for consumers, merchants, businesses and others.
•Delivering digital functionality and consumer experiences. We use our technologies and security protocols to develop solutions to make digital shopping and selling experiences, such as on smartphones and other connected devices (both online and in person), simpler, faster and safer for consumers, businesses and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base.
◦Our contactless payment solutions help deliver a simple and intuitive way to pay. Solutions such as SmartPOS and SoftPOS reduce the barrier to entry for merchants (including small businesses). Our Tap on Phone acceptance technology enables businesses of all sizes to accept payments from any contactless card or mobile wallet directly from their device, providing a turnkey and cost-effective solution without any additional hardware required. We extend our contactless payment solutions to a wide set of commerce use-cases, including instant provisioning of a card into a mobile wallet, verification of a transaction and sending money to family and friends or between businesses.
Key 2024 Developments

In 2024, we reached significant milestones with our contactless, Click to Pay and tokenization efforts:
•Contactless payments now represent approximately 70% of all in-person purchase transactions on Mastercard-branded cards
•Click to Pay transactions almost doubled year-over-year
•Approximately 30% of all Mastercard transactions are now tokenized

•Our Mastercard Digital First™ program enables our issuing customers to offer their cardholders a fully digital payment experience with an optional physical card, meeting cardholder expectations of immediacy, safety and convenience during card application, authentication and instant card access, securing purchases (whether contactless, in-store, in-app or online) and managing alerts, controls and benefits.
◦Our Click to Pay checkout experience is designed to provide consumers convenience and security in a digital environment, make it easier for merchants to implement secure digital payments and provide issuers with improved fraud detection and prevention capabilities. This experience enables a faster, more secure checkout experience across internet and mobile sites, mobile apps and connected devices.
•Enhancing security and effectiveness of transactions. We focus on securing transactions by replacing card numbers with secure tokens, scaling Mastercard Authentication (including enabling device-based biometrics, such as fingerprints or facial scans, through Mastercard Payment Passkey Service) and streamlining online checkout by eliminating manual entry (through Click to Pay and Secure Card on File). We aim to improve the effectiveness of those transactions by increasing the number of transactions we switch through our differentiated services, increasing approval rates by utilizing inputs from our network and lifting spend and activation rates through personalized campaigns and data-driven strategies.
•Creating solutions to unlock new blockchain-based business models. Through a principled approach (including applying prudent risk management practices and maintaining continuous monitoring of our partners that are active in the digital asset market), we are focused on supporting blockchain ecosystems and digital currencies. We integrate with financial institutions using the Mastercard Multi-Token Network™ to enable programmable payments, which helps make transactions within blockchain ecosystems more secure, scalable and interoperable. We work with a wide range of crypto players to enable consumers to buy cryptocurrencies on card and spend those balances anywhere our brands are accepted.
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
14 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Our Services and Other Solutions

We offer an expansive and diversified portfolio of services and solutions built on unique and proprietary data sets and supported by global consulting and advisory expertise. These services and solutions help to differentiate our payments products and serve the needs of sizeable addressable markets beyond payments.
Security Solutions
We offer products and services designed to safeguard the payments ecosystem from fraud and cyber-attacks and to enhance security for payments across card and non-card rails. Our security solutions suite provides organizations with the ability to adapt to the dynamic and multifaceted nature of threats while maintaining continuity and confidence in their operations. This includes:
Key 2024 Developments

•We completed our acquisition of Recorded Future, a global threat intelligence company, which adds threat intelligence capabilities to our identity, fraud prevention, real-time decisioning and cybersecurity services.
•We launched Decision Intelligence Pro, the next generation of our Decision Intelligence™ real-time fraud solution. This enhancement, which leverages generative AI techniques to produce additional data points to help assess the validity of a transaction, boosts fraud detection rates.
•We acquired subscription management capabilities that complement our existing offerings to provide consumers with greater clarity and control of their finances.

•Prevention solutions designed to help customers establish and strengthen measures that keep systems, applications and data secure from potential security risks. We continue to grow global usage of EMV chip and contactless security technology, helping to reduce fraud. We also utilize our technology to evaluate and continuously monitor the cybersecurity posture of organizations worldwide, offering insights into potential vulnerabilities and risks.
•Identification solutions designed to help banks and merchants verify identities and authenticate consumers during digital interactions like account openings, account access and money movements using identity data and identity signals, device intelligence, biometric technologies and behavioral user data assessments.
•Detection solutions designed to both spot and take action to stop fraudulent behavior and cyber-attacks. Our offerings include fraud scoring technology that scans billions of transactions each day while increasing approvals and reducing false declines, alerts when accounts are exposed to data breaches or security incidents, and network-level monitoring on a global scale to help detect the occurrence of widespread fraud attacks when a customer may be unable to detect or defend against them.
•Business continuity solutions designed to enable uninterrupted commerce, fostering trust and reliability for both merchants and consumers. These solutions include Mastercard’s Stand-In processing, which is designed to ensure transaction continuity when a card issuer’s systems are unavailable. This solution provides a backup mechanism to authorize transactions on behalf of the issuer based on predefined rules and risk parameters.
To deliver effective security solutions, we harness our proprietary data assets, combined with our AI, data analytics and cyber risk assessment capabilities.
At the core of our security solutions suite is a focus on delivering an exceptional payments experience. Our solutions are designed to ensure that approvals of legitimate transactions are boosted and transactions flow more smoothly. Our solutions are also designed so that the consumer bears no responsibility (or “zero liability”) for counterfeit or lost card losses in the event of fraud, increasing consumer confidence. In addition, our solutions further enhance the consumer experience by providing effective dispute resolution, subscription controls and transparency through digital receipts.
Consumer Acquisition and Engagement Services
We offer solutions that drive customer acquisition, increased activation, deepened engagement, and loyalty, delivering results to customers globally. Offerings within this area include:
•Marketing services, which drive business growth and profitability through end-to-end, data- and technology-driven marketing. We advance our customers’ growth by helping them to acquire new customers, as well as increase engagement with existing customers, through a curated set of direct marketing solutions and strategies. We focus on business outcomes and combine our proprietary data and insights with our marketing expertise to create innovative solutions that span the entire customer lifecycle, from brand design and product adoption to customer retention and portfolio optimization. Our end-to-end approach is built on collaboration with our customers and partners to constantly optimize marketing performance and deliver results.
MASTERCARD 2024 FORM 10-K 15

PART I
ITEM 1. BUSINESS
•Personalization services, which leverage AI to help businesses provide personalized digital experiences for their customers. Our personalization platform and decision engine delivers product recommendations, offers and content to consumers across digital channels.
•Issuer and merchant loyalty services. We have built a scalable rewards platform that enables issuers to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airport lounge network, concierge services, insurance services, emergency card replacement, emergency cash advances and a 24-hour account holder service center. For merchants, we provide campaigns with targeted offers and rewards, management services for publishing offers, and accelerated points programs for co-brand and rewards program members. We also provide a loyalty platform that enables stronger relationships with retailers, restaurants, airlines and consumer packaged goods companies by creating experiences that drive loyalty and impactful consumer engagement.
Business and Market Insights
We offer solutions that provide organizations with targeted data-powered solutions, insights, and advisory services in order to drive confident decision-making for better outcomes. Offerings within this area include:
•Advanced analytics, which utilize AI and advanced techniques to help customers solve critical business problems, focusing on marketing, credit risk, custom projects, data strategy and business experimentation.
•Business intelligence, which provides customers with data and insights designed to decode future trends, optimize portfolio strategies and make informed decisions for sustainable business growth.
•Economic and location-based insights, which are designed to empower decision-makers to drive smarter actions and achieve commercial success
•Payments consulting, which offers strategic guidance and innovative solutions designed to help our customers optimize payment processes, enhance their customer engagement and drive their revenue growth through global expertise and localized support
•Operational insights, which provides platforms that help customers enhance transaction processing, settlement reconciliation and operational performance through timely and comprehensive operational insights.
Processing and Gateway
We extend our processing capabilities in the payments value chain in various regions with an expanded suite of offerings, including:
•Issuer solutions designed to provide customers with a complete processing solution to help them create differentiated products and services and allow quick deployment of payments portfolios across banking channels
•Payment gateways that offer a single interface to enable e-commerce merchants to process secure online and in-app payments and offer solutions, including outsourced electronic payments, fraud prevention and alternative payment options
Other Solutions
We offer an open banking platform that enables data providers and third parties, on a permissioned basis, to reliably access, securely transmit and confidently manage consumer and small business data to improve the customer experience. Our platform enables individuals to have choice of financial services, providing them the ability to access, control and benefit from the use of their data. This choice provides individuals with an improved payment experience. Our platform also serves the needs of the lending market, including through streamlining loan application processes and improving credit decisioning, thereby driving further financial inclusion. The network connections that underpin this platform utilize API technology and our Data and Tech Responsibility Principles (including data usage guardrails, consumer protection and consent management). Our advanced open banking solutions include account opening (providing seamless onboarding through our open banking APIs), lending (focusing on empowering confident lending decisions and hassle-free experiences), payments (centered on enabling secure and cost-effective account-to-account payments with valuable transaction insights) and small business solutions (providing real-time data and financial insights to drive informed decision-making).
We also offer ACH batch and real-time account-based payments and solutions (both domestic and cross-border). We discuss these solutions in “Our Payment Products and Applications”.
16 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Our People
As of December 31, 2024, we employed approximately 35,300 persons globally, of which approximately 69% were employed outside of the U.S. in more than 90 countries. Our employee base is predominantly full-time. To supplement our employee base, we also had approximately 5,000 contingent workers in order to meet specific needs. Our voluntary workforce turnover (rolling 12-month attrition) was approximately 5% as of December 31, 2024. The total cost of our workforce for the year ended December 31, 2024 was $6.7 billion, which primarily consists of compensation, benefits and other personnel-related costs.*
Management reviews our people strategy and culture, as well as related risks, with our Human Resources and Compensation Committee on a quarterly basis, and annually with our Board of Directors. Additionally, our Board and Board committees are tasked with overseeing other human capital management matters on a regular basis, such as ensuring processes are in place for maintaining an ethical corporate culture; overseeing key initiatives, policies and practices to provide equal opportunities for all of our employees; and monitoring governance trends in areas such as human rights. Our ability to attract, develop and retain top talent and build a healthy culture is critical to our business strategy.
Specifically, to enable our business strategy effectively, our aim is to:
•attract and retain talent with the key skills needed to achieve short-term and long-term goals
•develop a high-performing, agile workforce that can collaborate and compete in a fast-paced, innovative environment
•create an environment that benefits and provides equal opportunities for all of our employees
Attract talent.
•We continuously recruit talent by leveraging the strength of our brand and utilizing a variety of sources, channels and initiatives in order to support our growth across sectors, markets and emerging industries
•Our acquisition activity has also provided a strong source of talent with differentiated skills

Develop and retain talent. We develop and retain our employees, with a focus on staying competitive and responding to both changing market dynamics and our employees’ needs while supporting a culture of innovation grounded in decency. Our efforts include:
•An annual cycle that aligns with our “Mastercard Way” and focuses on objective setting, performance assessment, talent evaluation, skill development, opportunities and career progression
•Succession planning for key roles as well as leadership development programming across various career levels, including personalized coaching
•Learning resources and courses for all employees
The Mastercard Way

The Mastercard Way is the statement of our culture. It consists of three principles:
•Create value
•Grow together
•Move fast
These principles address where we are going as an organization, how we work together and how we deliver for our customers and each other.

•A competitive compensation approach (subject to periodic reviews) under which eligible employees across multiple job levels can receive long-term incentive equity awards
•Contributions to employees’ financial well-being as they plan for retirement. All employees globally are entitled to receive a matching Mastercard contribution of $1.67 for every $1 contributed to a 401(k) or other retirement plan on the first 6% of base pay
•Continued expansion and prioritization of well-being offerings for employees, including access to mental, physical and financial health resources, additional paid time off for dependent care, and support for family planning
•Flexibility policies and programs to support employees, including a four-week ”work from elsewhere” policy, meeting-free days and a hybrid work approach with an average of at least three days in the office per week
•Supporting employees in giving back to their communities, including providing matching gifts for any charitable donations that they make, donating to the charities of their choice for every hour that they volunteer, and providing five paid days per year for full-time employees to engage in eligible volunteer work
•Experience surveys that we periodically run to assess our overall employee engagement areas (with occasional focus on more targeted topics) and prioritize how we address emerging opportunity areas
MASTERCARD 2024 FORM 10-K 17

PART I
ITEM 1. BUSINESS
•A culture of high ethical business practices and compliance standards, grounded in honesty, decency, trust and personal accountability. It is driven by “tone at the top,” reinforced with regular training, fostered in a speak-up environment, and measured by our periodic employee surveys and other metrics that enable our Board to maintain a pulse on areas of strength and opportunities for improvement
Environment. We focus on creating an environment that benefits and provides equal opportunities for all of our employees. This helps us build a healthy culture, attract talent and drive long-term value for stockholders. We are dedicated to fostering an inclusive environment where everyone feels valued and empowered. We are continuously evolving our approach, guided by the following priorities:
•We customize our global inclusion strategies by region. These strategies, implemented and executed by local leadership, are designed to ensure we reflect the viewpoints of appropriate stakeholders and consider cultural nuances as part of our work towards providing equal opportunities for all of our employees
•We remain dedicated to practices designed to ensure there is equal pay for equal work. We have established a framework for examining pay practices annually, supported by third-party analysis and benchmarked to the external market. We assess compensation decisions for potential pay disparities
* The employee data provided excludes the workforce of Recorded Future, which was acquired in December 2024.
Brand
Our family of well-known brands includes Mastercard, Maestro and Cirrus. We manage and promote our brands and brand identities through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase people’s preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, preference and overall usage among account holders globally.  Our “Priceless®” advertising campaign, which has run in more than 50 languages and in more than 120 countries worldwide, promotes Mastercard usage benefits and acceptance, markets Mastercard payment products and solutions and provides Mastercard with a consistent, recognizable message that supports our brands around the globe.
Data and AI
We create a range of products and services for our customers (including most of our services and solutions) that use our data and AI assets, technology, expertise and platforms. These products and services are designed to make commerce smarter, safer and more personal. These data assets include data from an increasing variety of sources, such as transaction data (including from gateway, card, real-time payments and open banking), digital identities, buyer/supplier payment preferences, device attributes, digital threat assessments and rewards redemptions. We continually invest in data cleansing, structuring and modeling as well as robust governance to make this data available for use in AI to be deployed at scale. We utilize our data using traditional analytical methodologies and an ever-increasing range of AI, including machine learning, natural-language processing, neural networks and generative AI. We aim to help power economies and empower people through AI-driven initiatives that enhance security, data analysis, personalization and efficiency.
We do all this while following our Data and Tech Responsibility Principles in how we design, implement and deliver those solutions. Our Privacy by Design, Data by Design and AI Governance processes are designed to ensure we embed multiple layers of privacy, data protection and information security controls in all our products and services, keeping a clear focus on protecting customers’ and individuals’ data. We seek to do this in a number of ways:
•Implementing accountability. We practice robust data and AI governance aimed at ensuring that we have the right controls and oversight over the use of our data and technology
•Practicing data minimization. We practice collecting and retaining only the personal information that is needed for a given product or service, and limiting the amount and type of personal information shared with third parties
18 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
•Being transparent and providing control. We explain how we use personal information and AI and give individuals access and control over how their data is used and shared
•Working with trusted partners. Our processes are designed to ensure we select partners and service providers who share our principled-approach to protecting data and using AI
•Addressing fairness in our data and AI. We are implementing governance and processes to help test and mitigate for bias when we use advanced analytics, including AI and machine learning, to create fair and inclusive solutions that reflect individual, group and societal interests
•Fostering inclusion and advancing positive social impact. Where possible, we utilize our data sets and analytics capabilities to create innovative solutions to societal challenges, benefit society and promote inclusive financial, social, climate, health and education growth
Technology
We utilize our technology to help grow our core, diversify into new customers and geographies and build new areas for the future, while also enhancing our operational strength and enabling our employees to deliver effectively for our customers. Our strategy to “lead through technology” includes the following key areas:
Creating value for customers around the world:
•Standardizing and simplifying how we connect with customers to provide them with the tools to manage and expand their Mastercard relationship
•Deploying our cloud-native technology infrastructure to adapt to evolving market conditions and further enhance speed, resiliency and scalability
Enabling our full range of products and services:
•Enhancing payment rails and expanding them across payments and services, including providing seamless customer adoption across new services and solutions
•Further evolving our data infrastructure and utilizing AI to unlock incremental value and ensure ongoing compliance with evolving data laws and regulations
Empowering our employees:
•Improving the speed in which we deliver for our customers through a combination of tools and customer-centric practices
•Attracting, developing and retaining top technology talent, as well as strengthening our employees’ technology acumen
Revenue Sources
Mastercard is a payments network service provider that generates revenue from a wide range of payments solutions we provide to our customers. We classify our net revenues, which include the impact of rebates and incentives, from contracts with customers into two categories: (i) payment network and (ii) value-added services and solutions.
Within our payment network, revenue is primarily generated from charging fees to our customers based on GDV (which includes both domestic and cross-border volume) on the cards that carry our brands and for providing switching and other network-related services.
Within our value-added services and solutions, we generate revenue primarily related to the following:

•Security solutions •Consumer acquisition and engagement services •Business and market insights •Digital and authentication solutions	•Processing and gateway •Other solutions (including ACH batch and real-time account-based domestic and cross-border payments and solutions, as well as open banking)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue” in Part II, Item 7 and Note 3, Revenue for more detail about our revenue.
MASTERCARD 2024 FORM 10-K 19

PART I
ITEM 1. BUSINESS
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
Competition
We face a number of competitors both within and outside of the global payments industry. We compete in all categories of payments (including paper-based payments and all forms of electronic payments) as well as in all categories in which we provide services and solutions:
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
•Digital Wallets and other Fintechs. As the global payments industry becomes more complex, we face increasing competition from fintechs and other emerging payments providers, both for customers and data. Many of these providers have developed payments systems focused on online activity in e-commerce and mobile channels (in some cases, expanding to other channels), and may process payments using in-house account transfers, real-time account-based payments networks or global or local networks, in addition to card. Examples include digital wallet providers, point-of-sale financing/buy-now-pay-later providers, mobile operator services, mobile phone-based money transfer and microfinancing services, device manufacturers, B2B accounts payable and accounts receivable providers.
•Digital Public Infrastructure and Other Government-Backed Solutions. Governments have been focused on creating and expanding local digital payments structures. Increasingly, these structures include digital public infrastructure (DPI), which is owned by governments and often supported by third parties, and aim to provide payments services as a public good. Government- and central bank-backed structures (such as the Brazilian Instant Payment System-PIX, FedNow in the U.S. and United Payments Interface (UPI) in India), are increasingly being considered as alternatives to traditional domestic payment solutions and schemes such as ours. In addition to local and regional networks, national governments continue to explore the use of central bank digital currencies (“CBDCs”), which may be launched with their own networks to transfer money between participants.
•Digital Currencies. Stablecoins and floating cryptocurrencies may become more popular as they become more regulated and increasingly viewed as providing immediacy, 24/7 accessibility, immutability and efficiency. Some players, including payment
20 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
service providers and payment facilitators, have started to enable merchant acceptance of such currencies in P2M, while some banks have started experimenting with blockchain B2B payments. Digital currencies and emerging players (such as crypto natives) have the ability to disrupt traditional financial markets. The increased prominence of digital currencies creates an opportunity for us, but could equally compete with our products and services.
•Services and Solutions Providers. We face competition from companies that provide alternatives to our services and solutions. These companies include information services and consulting firms that provide consulting services and insights to financial institutions, merchants and governments, technology companies that provide cyber and fraud solutions (including AI-based solutions), and companies that compete against us as providers of loyalty and program management solutions. We also face competition from companies that provide alternatives to our other solutions, including open banking. Regulatory initiatives could also lead to increased competition in this space.
We play a valuable role as a trusted intermediary in a complex system, creating value for individual stakeholders and the payments ecosystem overall. Our competitive advantages include:

Global network	Highly adaptable and world class global payments network that can reach a variety of parties to enable payments anywhere
Franchise model	Establishing rules, standards and bearing of financial risk (including our settlement guarantee backed by our strong credit standing) that allows for interoperability among all participants
Multi-rail	Multiple payments capabilities based on our innovation and technology that enable choice
Brand	Globally recognized and trusted brands
Data and AI
Products and services utilizing our data and AI assets, technology, platforms and expertise that incorporate our Data and Tech Responsibility Principles and reflect our Privacy by Design, Data by Design and AI Governance processes

Talent and culture	World class talent and culture guided by the Mastercard Way, with a focus on providing equal opportunities for all of our employees and “doing well by doing good”
Technology	Leading-edge technology that advances the quality, speed and diversity of our offerings and solutions
Government engagement	Ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments
Collectively, the capabilities that we have created organically, and those that we have obtained through acquisitions, support and build upon each other to enhance the total proposition we offer our customers. They enable us to partner with many participants in the broader payments ecosystem and provide choice, security and services to improve the value we provide to our customers.
MASTERCARD 2024 FORM 10-K 21

PART I
ITEM 1. BUSINESS
Government Regulation
As a technology company in the global payments industry, we are subject to government regulation that impacts key aspects of our business. In particular, we are subject to the laws and regulations that affect the payments industry in the many countries in which our products and services are used. We are committed to complying with all applicable laws and regulations and implementing policies, procedures and programs designed to promote compliance. We monitor and coordinate globally while acting locally and establish relationships to assess and manage the effects of regulation on us. See “Risk Factors” in Part I, Item 1A for more detail and examples of the regulation to which we are subject.

Payments Oversight and Regulation. Central banks and other regulators around the world either have established, or are seeking to establish, formal oversight over participants in the payments industry, as well as authority to regulate payments systems in their countries. Such authority has resulted in certain of these entities regulating Mastercard as financial market infrastructure, as well as establishing oversight related to various aspects of our business (including areas such as consumer protections and cybersecurity). In the European Union (the “EU”), Mastercard is subject to systemic importance regulation, which includes various requirements we must meet, including obligations related to governance and risk management. In the U.K., the Bank of England designated Vocalink™, our real-time account-based payments network platform, as a “specified service provider”, and Mastercard as a “recognized payment system”, which includes supervisions and examination requirements. In addition, EU legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switching activities and other processing in terms of how we go to market, make decisions and organize our structure. Examples of other markets where Mastercard is formally overseen include Australia, Brazil, India, Mexico, South Africa and Canada. Additionally, certain of our subsidiaries are also regulated as payments institutions and payment service providers, including as money transmitters. This regulation subjects us to licensing obligations, regulatory supervision and examinations, as well as various business conduct and risk management requirements.
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
Key 2024 Developments

•In May 2024, the state of Illinois passed the Interchange Fee Prohibition Act, which prohibits the assessment of interchange on the tax and gratuity portion of an electronic payment transaction. This law is subject to litigation regarding its validity.

•Legislation was introduced in the 117th U.S. Congress (2023-2024) that would extend routing mandates for Mastercard and Visa to credit. The bill, which is no longer active but could be reintroduced in the new Congress, stipulated that the top two networks could not be enabled on the same card, leaving room for regional networks to serve as second options. The bill proposed to mandate Mastercard provide authentication, tokenization or other security technology to competing networks, whether or not the transaction is switched by Mastercard.

•In October 2024, the U.S. Consumer Financial Protection Bureau (CFPB) finalized a rule requiring data providers to make covered data available to consumers and authorized third parties, promoting industry standard-setting bodies recognized by the CFPB, and outlining obligations for third parties accessing data on behalf of consumers (including limitations on the collection, use and retention of covered data). The rule provides for phased-in compliance deadlines, which start in April 2026 and are tiered based on institution size.

•In November 2024, in compliance with newly effective registration requirements under the Retail Payment Activities Act in Canada, Mastercard registered its entities that provide certain defined payment functions with the Bank of Canada. These entities are required to implement operational risk, safeguarding of funds, and reporting frameworks under the Act by September 2025.

22 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1. BUSINESS
Preferential or Protective Government Actions. Some governments have taken action to provide resources, preferential treatment or other protection to selected domestic payments and processing providers, as well as to create their own national providers. For example, governments in some countries mandate switching of domestic payments either entirely in that country or by only domestic companies. Some jurisdictions are currently considering adopting or have adopted data localization requirements, which mandate the collection, storage, and/or other processing of data within their borders. This is the case, for instance, in India, China and Saudi Arabia. Various forms of data localization requirements or data transfer restrictions are also under consideration in other countries and jurisdictions, including the EU.
Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and countering the financing of terrorism (“CFT”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”) and the European Union. We have implemented a comprehensive AML/CFT program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payments network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and U.S. and EU sanctions programs. In the U.S., these obligations include requiring the screening of account holders and merchants against OFAC sanctions lists (including the SDN List). Iran and Syria have been identified by the U.S. State Department as terrorist-sponsoring states, and we have no offices, subsidiaries or affiliated entities located in these countries and do not license entities domiciled there. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
Issuer and Acquirer Practices Legislation and Regulation. Our issuers and acquirers are subject to numerous regulations and investigations applicable to banks, financial institutions and other licensed entities, which can indirectly impact us. Additionally, regulations such as the EU’s Payment Services Directive in the EEA require financial institutions to provide third-party payment processors access to consumer payment accounts, enabling them to route transactions away from Mastercard products and provide payment initiation and account information services directly to consumers who use our products. Authorities in the EU are also revising standards relating to the authentication of transactions, which may increase the number of transactions that consumers abandon if we are unable to ensure a frictionless authentication experience under the new standards.
Regulation of Internet and High-Risk Merchant Categories. Various jurisdictions have enacted regulation related to internet transactions (such as laws surrounding gambling, including fantasy sports), which impacts both us and our customers. We are also impacted by evolving laws surrounding certain legally permissible but high-risk merchant categories, such as adult content, firearms, alcohol and tobacco.
Privacy, Data Protection, AI and Information Security. Aspects of our operations or business are subject to increasingly complex and fragmented privacy, data, AI and information security laws and regulations in the U.S., the EU and elsewhere around the world. For example, in the U.S., we and our customers are respectively subject to, among other laws and regulations, Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act (GLBA) that require, among other things, the maintenance of a written, comprehensive information security program and, increasingly, a number of state data and privacy laws. We and our customers may also be subject to evolving U.S. federal and/or state AI laws and regulations. With respect to information security, we are subject to the U.S. Securities and Exchange Commission (the “SEC”) disclosure rules that require, among other things, disclosing material cybersecurity incidents in a Current Report on Form 8-K, generally within four business days of determining an incident is material. In the EU, we are subject to the General Data Protection Regulation (the “GDPR”) and its equivalent in the U.K., which requires, among other things, a comprehensive privacy, data protection and information security program to protect the personal and sensitive data of EEA residents. Several regulators and policymakers around the globe use the GDPR as a reference to adopt new or updated privacy, data protection and information security laws and regulations, although divergences have occurred. Laws and regulations in this area are constantly evolving due to several factors, including increasing data collection and data flows, numerous data breaches and security incidents, more sensitive data categories, and emerging technologies such as AI (which is now subject to regulation in the EU as well as other places). In
MASTERCARD 2024 FORM 10-K 23

PART I
ITEM 1. BUSINESS
addition, the interpretation and application of these privacy, data protection and information security laws and regulations are often uncertain and in a state of flux, thus requiring constant monitoring for compliance.
Sustainability Disclosures. Various jurisdictions have adopted or are increasingly considering adopting laws, regulations and oversight expectations requiring disclosure on environmental, social and governance matters. Regulations already adopted or being considered include required corporate reporting and disclosures on topics with respect to climate, such as the U.K. Streamlined Energy and Carbon Reporting, the EU Corporate Sustainability Reporting Directive (“EU CSRD”), and, to the extent they become effective, SEC rules related to climate change. Other adopted or potential regulations focus on social topics, including human rights, such as the EU Corporate Sustainability Due Diligence Directive, the treatment of employees and diversity of workforce, such as in the EU CSRD.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues that could impact us, including evolving laws and guidance surrounding buy-now-pay-later, open banking, credit reporting, digital currencies, marijuana, prepaid payroll cards, identity theft, account management guidelines, disclosure rules, marketing and operational resilience.
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
24 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Item 1A. Risk factors

RISK HIGHLIGHTS

Legal and Regulatory	Business and Operations

Payments Industry Regulation	Competition and Technology	Brand, Reputational Impact and Environmental, Social and Governance

Preferential or Protective Government Actions	Information Security and Operational Resilience	Talent and Culture

Privacy, Data Protection, AI and Information Security	Stakeholder Relationships	Acquisitions and Strategic Investments

Other Regulation	Global Economic and Political Environment	Settlement and Third-Party Obligations

Litigation
Class A Common Stock and Governance Structure

Legal and Regulatory
Payments Industry Regulation
Global regulatory and legislative activity related to the payments industry may have a material adverse impact on our overall business and results of operations.
Central banks and similar regulatory bodies have increasingly established or further expanded their authority over certain aspects of payments systems such as ours, including obligations or restrictions with respect to the types of products and services that we may offer, the countries in which our products and services may be used, the way we structure and operate our business and the types of consumers and merchants who can obtain or accept our products or services. Similarly, jurisdictions that regulate a particular product may consider extending their jurisdiction to other products. For example, debit regulations could lead to regulation of credit products. Moreover, several jurisdictions are demonstrating increased interest about the network fees we charge to our customers (in some cases as part of broader market reviews of retail payments), which could in the future lead to regulation relating to our network fees. In several jurisdictions, we have been designated as a “systemically important payment system”, with other regulators considering similar designations. This type of regulation and oversight is related to switching activities, and includes policies, procedures and requirements related to risk management, collateral, participant default, timely switching of financial transactions, and capital and financial resources. Parts of our business have also been deemed as a “specified service provider” or considered “critical infrastructure”. The impact to our business created by any new law, regulation or designation is magnified by the potential it has to be replicated in, or conflict with, other jurisdictions, or involve other products within any particular jurisdiction.
Our strategic expansion of our products and services has also created the need for us to obtain new types and increasing numbers of regulatory licenses, resulting in increased supervision and additional compliance burdens distinct from those imposed on our payment network activities. For example, certain of our subsidiaries maintain money transfer licenses that typically impose supervisory and examination requirements, as well as capital, safeguarding, risk management and other business obligations.
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
MASTERCARD 2024 FORM 10-K 25

PART I
ITEM 1A. RISK FACTORS
changes, which could negatively impact us. Moreover, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions, civil damages or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our brand and reputation.
Increased activity with respect to interchange rates could have an adverse impact on our business.
Interchange rates are a significant component of the costs that merchants pay in connection with the acceptance of products associated with our payment network. Although we do not earn revenues from interchange, interchange rates can impact the volume of transactions we see on our payment products. If interchange rates are too high, merchants may stop accepting our products or route transactions away from our network. If interchange rates are too low, issuers may stop promoting our products and services, eliminate or reduce loyalty rewards programs or other account holder benefits (e.g., free checking or low interest rates on balances), or charge fees to account holders (e.g., annual fees or late payment fees).
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
We have historically implemented policies, referred to as no-surcharge rules, in certain jurisdictions, including the U.S. and Canada, that prohibit merchants from charging higher prices to consumers who pay using our products instead of other means. Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so). Additionally, our no-surcharge rules now permit U.S. and Canadian merchants to surcharge credit cards (subject to certain limitations). If, over time, an increased number of merchants choose to surcharge as permitted, this could result in consumers viewing our products less favorably and/or using alternative means of payment. These responses could result in a decrease in our overall transaction volumes, which in turn could materially and adversely impact our results of operations.
Preferential or Protective Government Actions
Preferential or protective government actions related to domestic payment services could adversely affect our ability to maintain or increase our revenues.
Governments in some countries have acted, or in the future may act, to provide resources, preferential treatment or other protection to selected national or domestic payment and switching providers, or have created, or may in the future create, their own national provider. These actions may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies, and may prevent us from competing effectively against those providers. For example:
•Governments in some countries have implemented, or may implement, regulatory requirements that mandate switching of domestic payments either entirely in that country or by only domestic companies.
•Some jurisdictions have implemented, or are considering implementing, requirements to collect, store and/or process data within their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications as well as increased compliance burdens and other costs.
•Geopolitical events and any resulting OFAC sanctions, adverse trade policies, enforcement of U.S. laws related to countering the financing of terrorism, economic sanctions and anti-corruption, or other types of government actions could lead affected or other jurisdictions to take actions in response that could adversely affect our business. Moreover, because of various concerns
26 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
jurisdictions may have with respect to our business, including our decision to suspend business operations in Russia, such jurisdictions may decide to begin to or increase their focus on growing local payment networks and other solutions.
•Regional groups of countries are considering, or may consider, efforts to restrict our switching of regional transactions.
•Governments have been increasingly creating and expanding local payments structures, which are increasingly being considered as alternatives to traditional domestic payment solutions and schemes such as ours.
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
We are subject to increasingly complex, fragmented and divergent laws and regulations related to privacy and data protection, data use and governance, AI and information security in the jurisdictions in which we do business. While policymakers around the globe often look to the EU and the GDPR when adopting new or updated privacy and data protection laws, divergences have occurred and continue to occur. As a result, new or updated privacy and data protection and information security laws and regulations have led, and may continue to lead, to similar, stricter or at times conflicting requirements, creating an uncertain regulatory environment. For example, some jurisdictions have implemented or are otherwise considering requirements to collect, store and/or process data within their borders, as well as prohibitions on the transfer of data abroad, leading to technological and operational implications. Other jurisdictions have adopted or are otherwise considering adopting sector-specific regulations for the payments industry and other industries in which we participate, including forced data sharing requirements or additional verification requirements. In addition, laws and regulations on AI, data governance and credit decisioning may overlap or conflict with, or diverge from, general privacy rules. Overall, these myriad laws and regulations may require us to modify or limit our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business. Failure to comply with any of these laws, regulations and requirements (including as a result of conflicting regulations) could result in fines, sanctions or other enforcement actions or penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
As a user and deployer of AI technology, we are also subject to increasing and evolving laws and regulations related to AI governance, including the EU AI Act, and new applications of existing laws and regulations to AI. How our use and deployment of AI will be regulated is still developing as policymakers around the world consider how to regulate AI, and uncertainty remains as to how AI technology will continue to advance. In addition, the use of AI creates or amplifies risks that are challenging to fully prevent or mitigate. In particular, AI algorithms may generate inaccurate, unintended, unfair, biased or discriminatory outcomes (which may not be easily detectable or explainable) and may inadvertently disclose confidential information and/or breach intellectual property, privacy or other rights. Our implementation of robust AI governance and risk management frameworks aimed at complying with emerging laws and regulations may not be sufficient protection against these emerging risks.
Further, as we acquire new companies and develop integrated and personalized products and services to meet the needs of a changing marketplace, we have expanded and may further expand our data profile through additional data types and sources, across multiple channels, and involving new partners. This expansion has amplified and may continue to amplify the impact of these various laws and regulations on our business or subject us to new laws and regulations. For example, our acquisition of Recorded Future, a global threat intelligence company, increases our exposure to certain laws and regulations, including global cybercrime and other laws and regulations in various jurisdictions. As a result, we are required to constantly monitor our data practices and potentially change them when necessary or appropriate. We also need to provide increased care in our data management, governance and quality practices, particularly as it relates to the use of data in products leveraging AI.
New requirements and rules, or changing interpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and/or restrict our ability to leverage data or use AI for innovation. This could impact the products and services we offer and other aspects of our business, such as fraud monitoring, the need for improved data management, governance and quality practices, the development of information-based products and solutions, and technology operations. In addition, these requirements may increase the costs to our customers of
MASTERCARD 2024 FORM 10-K 27

PART I
ITEM 1A. RISK FACTORS
issuing payment products or using information products, which may, in turn, decrease the number of our products that they offer. While we intend to comply with all regulatory requirements, innovate responsibly and deploy Privacy by Design, Data by Design and AI Governance approaches to all of our product development, the speed and pace of changes in laws (as well as stakeholder interests) may not allow us to meet rapidly evolving regulatory and stakeholder expectations. Any of these developments could materially and adversely affect our overall business and results of operations.
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
We are subject to regulations that affect the payments industry in the many jurisdictions in which our products and services are used. Many of our customers are also subject to regulations applicable to banks and other financial institutions that, at times, consequently affect us. Such regulation has increased significantly in the last several years (as described in “Business - Government Regulation” in Part I, Item 1). Examples include:
•Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption. We are subject to AML and CFT laws and regulations globally. Economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies, and persons and entities. We are also subject to anti-corruption laws and regulations globally, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage.
•Account-based Payments Systems. In the U.K., aspects of our Vocalink business are subject to the U.K. payment system oversight regime and are directly overseen by the Bank of England.
•Issuer and Acquirer Practices Legislation and Regulation. Certain regulations that impact our issuers and acquirers may impact various aspects of our business. For example, strong authentication requirements within the EU’s Payment Services Directive in the EEA could increase the number of transactions consumers abandon if we are unable to secure a frictionless authentication experience under these standards. Such an increase could adversely impact our volumes or other operational metrics.
Increased regulatory focus on us has resulted and may continue to result in significant compliance and governance burdens or otherwise increase our costs. Similarly, increased regulatory focus on our customers and other stakeholders may cause them to reduce the volume of transactions processed through our systems, or may otherwise impact the competitiveness of our products. Actions by regulators could influence other organizations around the world to enact or consider adopting similar measures, amplifying any potential compliance burden. Additionally, our compliance with new economic sanctions and related laws with respect to particular jurisdictions or customers could result in a loss of business, which could be significant. Moreover, while our risk-based compliance program obligates issuers and acquirers to comply with U.S., EU and local sanctions programs (among other obligations), the failure of those issuers and acquirers to identify potential non-compliance issues either during or after their customer onboarding processes could ultimately impact our compliance with economic sanctions and related laws. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties. In particular, a violation and subsequent judgment or settlement against us, or those with whom we may be associated, under economic sanctions and AML, CFT, and anti-corruption laws could subject us to substantial monetary penalties, damages, and/or have a significant reputational impact. Each instance may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations, as well as have an impact on our reputation.
We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. Current and potential future changes in existing tax laws, including regulatory guidance, are continuously being considered and have been or may be enacted (such as guidelines issued by the Organization for Economic Co-operation and Development (OECD) which impact how multinational enterprises are taxed on their global profits). These changes have and in the future may continue to have an impact on our effective income tax rate and tax payments. Similarly, changes in tax laws and regulations that impact our customers and counterparties, or the economy generally, have impacted and may continue to impact us.
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
28 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Litigation
Liabilities or business limitations resulting from litigation could materially and adversely affect our results of operations.
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
Certain limitations have been placed on our business because of litigation and litigation settlements, such as changes to our no-surcharge rule in the U.S. and Canada. Any future limitations resulting from the outcomes of any litigation or regulatory proceeding, including any changes to our rules or business practices, could impact our relationships with our customers, including reducing the volume of business that we do with them, which may materially and adversely affect our overall business and results of operations.
Business and Operations
Competition and Technology
Substantial and intense competition worldwide in the global payments industry may materially and adversely affect our overall business and results of operations.
The global payments industry is highly competitive. Our payment programs compete against competitors both within and outside of the global payments industry and compete in all payment categories, including paper-based payments and all forms of electronic payments. We compete against general purpose payments networks, debit and local networks, ACH and real-time account-based payments systems, digital wallets and other fintechs (focused on online activity across various channels and processing payments using in-house capabilities), digital public infrastructure and other government-backed solutions and digital currencies. We also face competition from companies that provide alternatives to our services and other solutions.
Our traditional competitors may have substantially greater financial and other resources than we have, may offer a wider range of programs, services, and payment capabilities than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition and merchant acceptance than we have. They may also introduce their own innovative programs, services and capabilities that adversely impact our growth.
Certain of our competitors to our payment network operate three-party payments systems with direct connections to both merchants and consumers, potentially providing competitive advantages. If we continue to attract more regulatory scrutiny than these competitors because we operate a four-party system, or we are regulated because of the system we operate in a way in which our competitors are not, we could lose business to these competitors. See “Business - Competition” in Part I, Item 1.
Certain of our competitors have developed alternative, e-commerce and/or mobile device payments systems, as well as physical store locations. A number of these competitors rely principally on technology to support their services that provides cost advantages, and as a result may benefit from lower costs than we do. Many of these competitors are also able to use existing payment networks without being subject to many of the associated costs. Moreover, these competitors also occupy various roles in the payments ecosystem that enable them to influence payment choice of other participants. With respect to government-backed solutions, including those involving DPI, government participation in structures could prevent us from entering into, or substantially restrict us from participating in, particular geographies. Any of these factors could put us at a competitive disadvantage.
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
As the payments industry continues to develop and change, we face disintermediation and related risks, including the following:
•Parties that process our transactions in certain countries (such as merchants and third-party payment processors) may try to eliminate our position as an intermediary in the payment process by switching transactions directly with issuers or processing transactions directly between issuers and acquirers.
MASTERCARD 2024 FORM 10-K 29

PART I
ITEM 1A. RISK FACTORS
•Payments industry participants may develop their own products and services to support our switched transaction and payments offerings, forcing us to change our pricing or practices for our own offerings in order to compete. In addition, governments may promote their own national or international payments platforms, potentially putting us at a competitive disadvantage in those markets, or requiring us to compete differently. Moreover, as central banks experiment with CBDCs, policies and design considerations that governments adopt could impact the extent of our role in facilitating CBDC-based payment transactions, potentially impacting the transactions that we may process over our network.
•Payments industry participants continue to invest in and develop alternative capabilities, such as account-based payments, which could facilitate P2M transactions that compete with both our payment network and our additional payments capabilities.
•Fintechs and technology companies could develop platforms or networks that disintermediate us from digital payments as well as develop products or services that compete with our customers and could diminish demand for our products and services. In addition, we face a heightened risk that data we share with these companies as part of our products and services could be used in a way that could put us at a competitive disadvantage.
•Payments industry participants may merge, create joint ventures or form other business combinations that may strengthen their existing business services, leverage other business models to create a competitive edge over us or create new payment products and services that compete with our products and services.
•Regulation may disintermediate issuers by enabling third-party providers opportunities to route payment transactions toward their own forms of payment by offering account information or payment initiation services directly to our product users. Such regulation may also provide these processors with the opportunity to commoditize the data that are included in the transactions they are servicing. Disintermediation of our customers’ business could diminish demand for our products and services.
Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.
Continued intense pricing pressure may materially and adversely affect our overall business and results of operations.
In order to increase transaction volumes, enter new markets and expand our products and services, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts so as to meet customer demand for better pricing arrangements and greater rebates and incentives. As a result, we may not be able to grow our volume and/or services enough to compensate for the additional costs related to these increased incentives and pricing discounts. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives.
In the future, we may not be able to enter into agreements with our customers if they require terms that we are unable or unwilling to offer, and we may be required to modify existing agreements in order to maintain relationships and compete with others in the industry. Some of our competitors are larger with greater financial resources and accordingly may be able to charge lower prices. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided in order to benefit from such agreements and to increase revenue and profit, and we may not be successful in doing so, particularly in the current regulatory environment. Our customers also may implement cost reduction initiatives that reduce or eliminate payment product marketing or increase requests for greater incentives or greater cost stability. In addition to decisions made by competitors and customers, we also face pressure from pricing regulation and litigation.
Additionally, we face pricing pressure related to real-time account-based payment schemes. These pressures impact both domestic pricing (such as the increased use of schemes that offer increasingly lower or subsidized P2M pricing) and cross-border pricing (including from both competing schemes and global initiatives to lower the cost of cross-border payments to end users).
Any of these factors could have a material adverse impact on our overall business and results of operations.
Rapid and significant technological developments and changes could negatively impact our overall business and results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, including new technologies and changes to existing technologies (such as cryptocurrency and blockchain, AI, machine learning, privacy enhancement and cybersecurity). These changes could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. They may also result in new and innovative payment methods, products and services.
Additionally, there are a number of factors relating to technology change that could impact us. These include: the inability of third parties on which we rely for the development of and access to new technologies to keep pace with technological changes; potential action from third-party patent holders, including notices or inquiries threatening litigation against us or our customers for alleged
30 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
patent infringement or demanding significant license fees; the scope of, as well as customer and merchant resistance to, industry-wide solutions and standards (such as those related to tokenization or other safety and security technologies); any difficulty we may experience in attracting and retaining employees with technology expertise; and the need to invest resources for new technologies, which could lead to further additional expenses. Any of these developments could impact our ability to develop and adopt new technologies, as well as improve and keep pace with current technologies and reflect such technology in our payments offerings.
Moreover, regulatory or government requirements could continue to require us to host and deliver certain products and services on-soil in certain markets. As a result, we may need to alter our technology and delivery model, potentially resulting in additional expenses and/or other operational impacts.
Our future success will depend, in part, on our ability to anticipate, develop or adapt to technological changes and evolving industry standards. If we fail to sufficiently develop and adopt new technologies, or improve and keep pace with current technologies and reflect such technology in our payments offerings, our payments offerings could be negatively impacted and/or we could be put at a competitive disadvantage. This could impact our ability to compete with new technologies and products, as well as encourage customers that use our technology to enhance and deliver their payment-related products and services (including fintechs and technology companies) to use their own technology to compete against us. These developments could lead to a decline in the use of our technology, products and services, which could have a material adverse impact on our overall business and results of operations.
Operating a real-time account-based payments network presents risks that could materially affect our business.
U.K. regulators have designated Vocalink, our real-time account-based payments network platform, to be a “specified service provider” and regulators in other countries may in the future expand their regulatory oversight of real-time account-based payments systems in similar ways. Any prolonged service outage on this network could result in quickly escalating impacts, including potential intervention by the Bank of England and significant reputational risk to Vocalink and us. For a discussion of related regulatory risks, see our risk factor in “Risk Factors - Payments Industry Regulation” in this Part I, Item 1A. Furthermore, the complexity of this payment technology requires careful management to address information security vulnerabilities that are different from those faced on our payment network. Operational difficulties, such as the temporary unavailability of our services or products, or information security breaches on our real-time account-based payments network could cause a loss of business for these products and services, result in potential liability for us and adversely affect our reputation.
Working with new customers and end users as we continue to expand our products and services can present operational and onboarding challenges, be costly and result in reputational damage if the new products or services do not perform as intended.
The payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer and consumer needs. In order to remain competitive and meet the needs of the payments markets, we are continually involved in developing and implementing complex multi-rail solutions and diversifying our products and services. These efforts carry the risks associated with any diversification initiative, including cost overruns, delays in delivery and performance problems. These projects also carry risks associated with working with different types of customers (such as corporations that are not financial institutions, non-governmental organizations (NGOs) and new end users). These differences may present new operational challenges, such as enhanced infrastructure and monitoring for less regulated customers.
Our failure to effectively design and deliver these products and services could make our other offerings less desirable to these customers, or put us at a competitive disadvantage. In addition, if there is a delay in the implementation of our products or services (which could include compliance obligations, such as AML and CFT, and licensing requirements for applicable products and services), if our products or services do not perform as anticipated, or we are unable to otherwise adequately anticipate risks related to new types of customers, we could face additional regulatory scrutiny, fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as negatively impact our brand and reputation.
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
MASTERCARD 2024 FORM 10-K 31

PART I
ITEM 1A. RISK FACTORS
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
To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems (including third-party provider systems) or devices that our customers use to access our products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, sensitive and personal information (including account data information) or data security compromises. Such attacks or breaches could also cause service interruptions, malfunctions or other failures in the physical infrastructure, networks or operations systems that support our business and customers (such as the lack of availability of our services), as well as the operations of our customers or other third parties.  In addition, they could lead to damage to our reputation with our customers, other stakeholders and the broader payments ecosystem, additional costs to us (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. These consequences could be further pronounced in jurisdictions in which we are deemed critical national infrastructure. If such attacks are not detected immediately, or disclosed as required by law, their effect could be compounded.
In addition to information security risks for our systems and networks, we also routinely encounter account data compromise events involving merchants and third-party payment processors that process, store or transmit payment transaction data, which affect millions of Mastercard, Visa, Discover, American Express and other types of account holders. Further events of this type may subject us to reputational damage and/or lawsuits involving payment products carrying our brands. Damage to our reputation or brands resulting from an account data breach of our systems and networks or those of our customers, merchants and other third parties could decrease the use and acceptance of our products and services. Such events could also slow or reverse the trend toward electronic payments. In addition to reputational concerns, the cumulative impact of multiple account data compromise events could increase the impact of the fraud resulting from such events by, among other things, making it more difficult to identify consumers. Moreover, while most of the lawsuits resulting from account data breaches do not involve direct claims against us and while we have releases from many issuers and acquirers, we could still face damage claims, which, if upheld, could materially and adversely affect our results of operations. While we offer security solutions that are designed to prevent, detect and respond to fraud and cyber-attacks, there can be no assurance that such security solutions will perform as expected or address all possible security threats. Real or perceived defects, failures, errors or vulnerabilities in our security solutions could adversely impact our reputation, customer confidence in our solutions and our business and may subject us to litigation, governmental audits and investigation or other liabilities. Such events could have a material adverse impact on our transaction volumes, results of operations and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed on us.
In addition, companies have generally experienced in recent years an increase in fraudulent activity and cyber-attacks. Criminals are using increasingly sophisticated methods to capture consumer personal information to engage in illegal activities such as counterfeiting or other fraud and may see their effectiveness enhanced by the use of AI. As outsourcing and specialization become common in the payments industry, there are more third parties involved in processing transactions using our payment products. We continue to take measures to make card and digital payments more secure. However, increased fraud levels and cyber-attacks involving our products, services and/or network, or misconduct or negligence by third parties switching or otherwise servicing our products and services could damage our reputation and reduce the use and acceptance of our products and services and/or increase our compliance costs. Further, such occurrences have resulted in and could further result in legislative or regulatory intervention, which could lead to enhanced security requirements and liabilities. See “Risk Factors - Privacy, Data Protection, AI and Information Security Compliance” in this Part I, Item 1A for more detail concerning related legal risks and obligations.
Despite various mitigation efforts that we undertake, there can be no assurance that we, or third parties with which we work, will not suffer material breaches and resulting losses in the future. While we maintain insurance coverage, such coverage may not be adequate to protect us from such losses as well as any liabilities or damages with respect to claims alleging compromises of our confidential, proprietary, sensitive or personal information or our technologies, systems or networks. In addition, we cannot be sure
32 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
that our existing insurance coverage will continue to be available on acceptable terms or at all, or that our insurers will not deny coverage as to any future claim. Our risk and exposure to these matters remain heightened due to, among other things, the evolving nature of these threats, our prominent role in the global payments ecosystem, our continued implementation of our strategic priorities, our extensive use of third-party vendors and potential vulnerabilities from previous and future acquisitions, strategic investments or related opportunities. As a result, we remain focused on the continued development and enhancement of our controls, processes and practices designed to protect our computer systems, software, data and networks from attack, damage or unauthorized access. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our overall business and results of operations.
Service disruptions that cause us to be unable to process transactions or service our customers could reduce our operational resilience and materially affect our overall business and results of operations.
Our transaction switching systems and other offerings may experience interruptions as a result of technology malfunctions, supply-chain attacks, fire, floods, earthquakes, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events (including those related to climate change). We have experienced in limited instances, and may continue to experience, some types of these interruptions. Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities, networks and/or systems. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain an enterprise resiliency program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks. Due to the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
Stakeholder Relationships
Losing a significant portion of business from one or more of our largest customers could lead to significant revenue decreases in the longer term, which could have a material adverse impact on our business and our results of operations.
Many of our customer relationships are not exclusive. Our customers can reassess their future commitments to us subject to the terms of our contracts, and they separately may develop their own services that compete with ours. Our business agreements with these customers may not ultimately reduce the risk (inherent in our business) that customers may terminate their relationships with us in favor of relationships with our competitors, or for other reasons, or might not meet their contractual obligations to us.
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
The industries in which our customers participate have undergone substantial, accelerated consolidation in the past. These consolidations have included customers with a substantial Mastercard portfolio being acquired by institutions with a strong relationship with a competitor. Potential future consolidation could occur as a result of bank failures, similar to those that occurred in the U.S. in recent years. If significant consolidation among customers were to continue, it could result in the substantial loss of business for us, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our overall business. Consolidation could also produce a smaller number of large customers, which could increase their
MASTERCARD 2024 FORM 10-K 33

PART I
ITEM 1A. RISK FACTORS
bargaining power and lead to lower prices and/or more favorable terms for our customers. These developments could materially and adversely affect our results of operations.
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
Merchants’ continued focus on acceptance costs may lead to additional litigation and regulatory proceedings and/or increase our incentive program costs, which could materially and adversely affect our profitability.
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
Certain larger merchants are also able to negotiate incentives from us and pricing concessions from our issuer and acquirer customers as a condition of accepting our products. We also make payments to certain merchants to incentivize them to create co-branded payment programs with us. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. Additionally, if the rate of merchant acceptance growth slows, our business could suffer.
Our work with governments exposes us to risks that could have a material impact on our business and results of operations.
As we increase our work with national, state and local governments, both indirectly through financial institutions and with them directly as our customers, we may face various risks inherent in associating or contracting directly with governments. These risks include, but are not limited to, the following:
•Governmental entities typically fund projects through appropriated monies. Changes in governmental priorities or other political developments, including disruptions in governmental operations, could impact approved funding and result in scope changes or termination of the arrangements or contracts we or financial institutions enter into with respect to our products and services.
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
34 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Moreover, as a government contractor, we are subject to a government’s right to conduct audits and investigations into both our contract performance and our compliance with applicable laws, regulations and contract terms. Any adverse finding could subject us to civil or criminal penalties, sanctions, or suspension or disbarment.
•Working or contracting with governments, either directly or via our financial institution customers, can subject us to heightened reputational risks, including extensive scrutiny and publicity, as well as a potential association with the policies of those governments. Any negative publicity or negative association with a government entity, regardless of its accuracy, may adversely affect our reputation. In addition, threat intelligence gathering services provided to governments through our acquisition of Recorded Future could negatively impact how we are viewed by other jurisdictions.
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
Adverse economic trends. Adverse economic trends in key countries in which we operate may adversely affect our financial performance. Such impact may include, but is not limited to, the following:
•Customers mitigating their economic exposure by limiting the issuance of new Mastercard products and requesting greater incentive or greater cost stability from us
•Consumers and businesses reducing spending, which could impact domestic and cross-border spend
•Debt limit and budgetary discussions in the U.S. have affected, and could further affect, the U.S. credit rating, impacting consumer confidence and spending
•Government intervention (including the effect of laws, regulations and/or government investments on or in our financial institution customers), as well as uncertainty due to changing political regimes in executive, legislative and/or judicial branches of government, that may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products
•Tightening of credit availability that could impact the ability of participating financial institutions to lend to us under the terms of our credit facility
Cross-border transactions. We switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity has been, and may continue to be, adversely affected by world geopolitical, economic, health, weather and other conditions. These include or have included:
•Global pandemics (and related post-pandemic global economic impacts) and potential separate outbreaks of flu, viruses and other diseases (any of which could result in future epidemics or pandemics)
•Current and potential future geopolitical conflicts, as well as expansion into regional or global conflicts, and the resulting impacts to our business
•The threat of terrorism and major environmental and extreme weather events (including those related to climate change)
The impact of and uncertainty that could result from any of these events or factors could ultimately decrease cross-border activity. Additionally, any regulation of interregional interchange fees could also negatively impact our cross-border activity (for example, the targets announced by the G20 Financial Stability Board related to cross-border payments). In each case, decreased cross-border activity could decrease the revenue we receive.
Russia’s invasion of Ukraine. In addition to the cross-border impacts described above, our compliance with sanctions and our decision to suspend our business operations in Russia has led, and could further lead, to other legal ramifications and operational challenges, including fines, the nationalization of our subsidiary and any resulting impacts, and/or lawsuits.
Standards. Our operations as a global payments network rely in part on global interoperable standards to help facilitate payments. To the extent geopolitical events or government intervention result in jurisdictions no longer participating in the creation or adoption of these standards, or the creation of competing standards, our products and services could be negatively impacted.
Any of these developments potentially could have a material adverse impact on our overall business and results of operations.
MASTERCARD 2024 FORM 10-K 35

PART I
ITEM 1A. RISK FACTORS
Adverse currency fluctuations and foreign exchange controls could negatively impact our results of operations.
During 2024, approximately 70% of our revenue was generated from activities outside the U.S., which could be transacted in a non-functional currency. Impacts from currency fluctuations are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
In addition, the revenue we generate in entities with non-U.S. dollar functional currencies is subject to unpredictable currency fluctuations, including where the values of other currencies change relative to the U.S. dollar. If the U.S. dollar strengthens compared to currencies in which we generate revenue, this revenue may be translated at a materially lower amount than expected.
Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion into U.S. dollars of our other revenue currencies and financial assets.
The occurrence of currency fluctuations or exchange controls could have a material adverse impact on our results of operations.
Brand, Reputational Impact and Environmental, Social and Governance
Negative brand perception may materially and adversely affect our overall business.
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
•Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands by disseminating rapidly and globally actual or perceived damaging information about us, our products or merchants or other end users who utilize our products.
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
As more players enter the global payments ecosystem, the layers between our brand and consumers and merchants increase. We often partner with other consumer brands on payment solutions, including large digital companies and other technology companies who are our customers and use our networks to build their own acceptance brands. In some cases, our brand may not be featured in the payment solution or may be secondary to other brands. Additionally, as part of our relationships with some issuers, our payment brand is only included on the back of the card. As a result, our brand may either be invisible to consumers or may not be the primary brand with which consumers associate the payment experience. This brand invisibility, or any consumer confusion as to our role in the consumer payment experience, could decrease the value of our brand, which could adversely affect our business.
Environmental, social and governance matters and related stakeholder reaction may impact our reputation, increase legal exposure and/or have other business impacts, which could adversely affect our overall business and/or results of operations.
Our brand and reputation are associated with the ways in which we impact environmental, social and governance matters. These matters include initiatives to reduce greenhouse gas emissions, help everyone participate equitably in the digital economy and create a workplace that provides equal opportunities for all of our employees. Consumers, investors, employees and other stakeholders are increasingly focused on these impacts. To the extent any of our disclosures, public statements and metrics about these matters are subsequently viewed as inaccurate, or we are unable to execute on these initiatives, we may be viewed negatively by stakeholders concerned about these matters. Moreover, in recent years, we have received negative feedback from stakeholders on the adequacy of our environmental, social and governance initiatives. We have also increasingly been receiving negative feedback from anti-environmental, social and governance stakeholders in opposition to such initiatives. Stakeholders from both
36 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
sides of this issue may continue to view us negatively and take public action against us to the extent that we do not satisfy their conflicting views or expectations.
In addition, various jurisdictions are increasingly adopting or considering laws, regulations and oversight expectations that have or would impact us pertaining to environmental, social and governance matters, including required corporate reporting and disclosures. These requirements have resulted in, and are likely to continue to result in, increased compliance costs for our business and supply chain, which may increase our operating costs.
Moreover, as governments, investors and other stakeholders face pressure to address climate change and other environmental, social and governance matters, these stakeholders may express new expectations and focus investments in ways that could cause significant shifts in commerce and consumption behaviors. The impact of and uncertainty that could result from such shifts could ultimately impact our business.
Any of the above issues could have a material or adverse impact to our overall business and/or results of operations.
Talent and Culture
We may not be able to attract and retain a highly qualified workforce, or maintain our corporate culture, which could harm our overall business and results of operations.
Our performance largely depends on the skills, capabilities and motivation of our employees (including our people leaders), as well as the environment we create for them to enable them to perform their jobs effectively. The market for specialized skill-sets remains highly competitive, particularly in technology and other areas that are important to the growth of our business. To the extent we are unable to differentiate our value proposition in the market, effectively develop leaders and build robust succession pipelines, it could impact our ability to deliver for our customers. Failure to attract, hire, develop, motivate and retain highly qualified employee talent could leave us vulnerable to not anticipating or identifying emerging customer or market opportunities. In addition, escalations in global conflict and a rise in mental health needs are also impacting the well-being of our people. To the extent we are unable to communicate effectively on these issues and provide support to our employees, we could experience a significant impact on our business, reputation and culture. Further, changes in and enforcement of immigration and work permit laws and visa regulations have made it difficult for employees to work in, or transfer among, jurisdictions where we operate, potentially impairing our ability to attract and retain talent. We also face increasing regulation with respect to new pay and benefits transparency requirements, which could subject us to liability or reputational harm if we do not adhere to these requirements in a timely manner.
As our workforce composition continues to change, our employees may have different expectations with respect to flexibility and well-being support, and may have different career motivations (such as pursuing project-based work or other gig opportunities, as opposed to linear career paths). Additionally, employees may require different levels of support as to re-skilling and upskilling in order to adapt to advancements in our industry and changes in technology. Further, certain current and prospective employees may have expectations as to positions we take on environmental, social and governance matters. To the extent we are unable to effectively meet and/or balance these different expectations, motivations and needs, we could experience a negative impact to the quality of our corporate culture, the productivity of our workforce, our ability to innovate and our ability to attract and retain talent.
We rely on our people leaders to display integrity and decency, as role models for the Mastercard Way. To the extent our leaders behave in a manner that is not consistent with these values, we could experience significant impact to our brand and reputation, as well as to our corporate culture.
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
MASTERCARD 2024 FORM 10-K 37

PART I
ITEM 1A. RISK FACTORS
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
Any acquisition, investment or entry into a new business could subject us to new regulations or legal requirements, both directly as a result of the new business as well as in the other existing parts of our business, with which we would need to comply. This compliance could increase our costs, and we could be subject to liability or reputational harm to the extent we cannot meet any such compliance requirements. Additionally, targets that we acquire have had, and may in the future have, data practices that do not initially conform to our privacy, data protection and information security standards and data governance model, which could lead to regulatory scrutiny and reputational harm. These targets also have resulted in, and may in the future lead to, information security vulnerabilities for us.
Settlement and Third-Party Obligations
Our role as guarantor, as well as other contractual obligations and discretionary actions, expose us to risk of loss or illiquidity.
We are a guarantor of certain third-party obligations, including those of certain of our customers and service providers. In this capacity, we are exposed to credit and liquidity risks. We may incur significant losses in connection with transaction settlements if a customer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. The occurrence of bank failures, such as those seen in recent years in the U.S., could increase the potential for such losses. Concurrent settlement failures of more than one of our larger customers or of several smaller customers either on a given day or over a condensed period of time may exceed our available resources. In addition, as we are subject to increased regulation across the globe, jurisdictions could require us to extend our guarantee to additional obligations, which could have an impact on our cost of operations.
Certain non-guaranteed transactions, as well as chargebacks to acquirers in the event of acquirer default, could result in elevated brand risk and the potential for financial loss.
We have significant contractual indemnification obligations with certain customers, which could be triggered depending on the circumstances.
Any of the above issues or events could have a material or adverse impact to our overall business and/or results of operations.
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
Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could be considered anti-takeover provisions, including provisions that could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. In addition:
•our stockholders are not entitled to the right to cumulate votes in the election of directors
•our stockholders are not entitled to act by written consent
•any representative of a Mastercard or Mastercard Foundation competitor is disqualified from service on our board of directors
Mastercard Foundation’s substantial stock ownership, and restrictions on its sales, may impact corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of December 31, 2024, Mastercard Foundation owned shares of Class A common stock representing approximately 9.4% of our general voting power. Historically, Mastercard Foundation had been restricted from selling or otherwise transferring its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales were permitted and had occurred. In July 2023, pursuant to an application in consultation with Mastercard, Mastercard Foundation received court approval to advance that date to January 1, 2024. As a result, Mastercard Foundation is now permitted to sell all or part of its remaining shares, subject to certain conditions. In March 2024, Mastercard Foundation began selling shares pursuant to an orderly and structured plan to diversify its Mastercard shares over a seven-year
38 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
period, while committing to remain a long-term Mastercard stockholder and retaining a significant holding of Mastercard shares in its portfolio. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the seven-year diversification plan, could discourage or make more difficult acquisition proposals favored by other holders of the Class A common stock. In addition, because Mastercard Foundation intends to sell its shares over an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
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
MASTERCARD 2024 FORM 10-K 39

PART I
ITEM 1C. CYBERSECURITY
•Board: Understanding the issues and risks that are central to the company’s success, including cybersecurity matters
•Risk Committee: Overseeing risks relating to our policies, procedures and strategic approach to information security (inclusive of cybersecurity), privacy and data protection, among other things
In general, the Audit Committee and Risk Committee coordinate to oversee our guidelines and policies with respect to risk assessment and risk management and our Audit Committee discusses our financial and operational risk exposures and the steps management has taken to monitor and control such exposures. In this context, the Audit Committee would be informed of a material cybersecurity incident that could have a potential impact on our financial statements.
Management responsibilities
We have a core group of senior executives who are responsible for assessing and managing risk and implementing policies, procedures and strategies pertaining to security governance, data protection and privacy. These executives include:
•Chief Security Officer (CSO), who develops and oversees the programs, policies and controls we have implemented across the organization to reduce and prevent logical and physical risks, including information security and cyber risks to our people, intellectual property, data and tangible property
•Chief Privacy and Data Responsibility Officer, who establishes and oversees the programs, policies, processes and controls we have implemented across the organization to ensure compliance with worldwide laws and regulations regarding how we collect, use, share, store, transfer and otherwise process data and utilize AI, while also managing our relevant engagements with regulators, policymakers and key stakeholders
•Chief Data Officer, who establishes and oversees our efforts to maintain an ethical, responsible enterprise data program that adheres to our high standards for data quality, curation and governance while minimizing data risks
•Data Protection Officer, who reports to the Chief Privacy and Data Responsibility Officer and, with the support of the Global Data Protection Office, ensures that we continue to adhere to the GDPR and local privacy requirements, including by handling privacy requests from individuals and regulators
In order to be appointed to one of the roles described above, we require expertise with cybersecurity or data privacy (as applicable), as demonstrated by prior work or other cybersecurity or data privacy experience or possession of a cybersecurity or data privacy degree or certification. Each individual currently serving in these roles meets the applicable expertise requirements.
How management is informed of and monitors incidents
Our management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risks are monitored, implementing appropriate mitigation measures and maintaining our cybersecurity programs. Our cybersecurity programs are under the direction of our CSO (in coordination with our Chief Privacy and Data Responsibility Officer and Chief Data Officer, among others), who receives reports from our cybersecurity teams and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our management, including the CSO and our cybersecurity teams, follow a risk-based escalation process to notify the Risk Committee outside of the regular reporting cycle as appropriate when they identify an emerging risk or material issue.
Reporting to our Board
Given the importance of information security and privacy to our stakeholders, our Board receives an annual report from our CSO to discuss our program for managing information security risks, including cyber and data security risks. The Risk Committee also receives periodic briefings on data privacy from the Chief Privacy and Data Responsibility Officer. Our Risk Committee receives regular reports on our cyber readiness, our risk profile status, our cybersecurity programs, material cybersecurity risks and mitigation strategies, third-party assessments of our cybersecurity program and other cybersecurity developments. The Risk Committee Chairperson provides reports to the Board on such topics. Our Board and the Risk Committee also receive information about these topics as part of regular business and legal and regulatory updates. In addition, we engage directors as part of cybersecurity and data breach incident simulations. Further, the Audit Committee would be informed of a material cybersecurity incident that could have a potential impact on our financial statements.
Despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. See “Risk Factors – Information Security and Operational Resilience” in Part I, Item 1A for more information about these and other risks related to information security.
40 MASTERCARD 2024 FORM 10-K

PART I
ITEM 1C. CYBERSECURITY
Item 2. Properties
We own our corporate headquarters, located in Purchase, New York, and our principal technology and operations center, located in O’Fallon, Missouri. As of December 31, 2024, Mastercard and its subsidiaries owned or leased commercial properties throughout the U.S. and other countries around the world, consisting of corporate and regional offices, as well as our operations centers.
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
Item 4. Mine safety disclosures
Not applicable.
MASTERCARD 2024 FORM 10-K 41

PART I
EXECUTIVE OFFICERS
Information about our executive officers
(as of February 12, 2025)

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Ling Hai President, Asia Pacific, Europe, Middle East & Africa since January 2024	54	Co-President, International Markets (2022-2023) Co-President, Asia Pacific (2015-2021) President, Enterprise Development (2014-2015) President, Greater China (2010-2014)	Various roles at Booz Allen Hamilton and Bank of America
Jon M. Huntsman, Jr. Vice Chair and President, Strategic Growth since April 2024	64
Vice Chair, Policy, Ford Motor Company (2021-2022)
U.S. Federal Government:
U.S. Ambassador to Russia (2017-2019); U.S. Ambassador to China (2009-2011); U.S. Trade Ambassador (2001-2003); U.S. Ambassador to Singapore (1992-1993)
Chairman, Atlantic Council (2014-2017)
Chairman, Huntsman Cancer Foundation (2012-2017)
Governor of Utah (2005-2009)

Linda Kirkpatrick President, Americas since January 2024	48
President, North America (2021-2023)
President, U.S. Issuers (2020)
Executive Vice President, Merchants and Acceptance (2016-2020)
Senior Vice President, Core Merchants (2013-2016)
Senior Vice President, Franchise Development (2011-2013)
Vice President, U.S. Region (2008-2011)
Vice President, Investor Relations

Jorn Lambert Chief Product Officer since May 2024	53	Chief Digital Officer (2020-2024) Executive Vice President, Digital Solutions (2018-2020) Executive Vice President, Digital Channels (2013-2018) Group Head, Emerging Payments, Europe (2002-2013)	Various roles at Clearstream
Edward McLaughlin President and Chief Technology Officer, Mastercard Technology since May 2017	59
Chief Information Officer (2016-2017)
Chief Emerging Payments Officer (2010-2015)
Various senior leadership roles, including Chief Franchise Development Officer and Senior Vice President, Bill Payment and Healthcare
			Group Vice President, Product and Strategy, Metavante Corporation Co-Founder and CEO, Paytrust, Inc.
42 MASTERCARD 2024 FORM 10-K

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Sachin Mehra Chief Financial Officer since April 2019	54
Chief Financial Operations Officer (2018-2019)
Executive Vice President, Commercial Products (2015-2018)
Executive Vice President and Business Financial Officer, North America (2013-2015)
Corporate Treasurer (2010-2013)
			Various senior positions at Hess Corporation, including Vice President and Treasurer Various senior treasury and finance positions at General Motors Corporation and GMAC
Michael Miebach President and Chief Executive Officer since January 2021	57	President (2020) Chief Product Officer (2016-2020) President, Middle East and Africa (2010-2015)	Managing Director, Middle East and North Africa and Managing Director, Sub-Saharan Africa, Barclays Bank PLC Various executive positions at Citigroup in Germany, Austria, U.K. and Turkey
Tim Murphy Chief Administrative Officer since April 2021	57
General Counsel (2014-2021)
Chief Product Officer (2009-2014)
Various senior leadership roles, including President, U.S. Region; Executive Vice President, Customer Business Planning and Analysis; and Senior Vice President and Associate General Counsel
			Associate, Cleary, Gottlieb, Steen and Hamilton, New York and London
Raja Rajamannar Chief Marketing and Communications Officer since May 2024	63	President, Healthcare (2016-2024) Chief Marketing Officer (2013-2015)
Executive Vice President-Senior Business and Chief Transformation Officer, Anthem (formerly, WellPoint, Inc.) (2012- 2013)
Senior Vice President and Chief Innovation and Marketing Officer, Humana Inc. (2009-2012)
Various management positions at Citigroup, including Executive Vice President and Chief Marketing Officer-Citi Global Cards

Raj Seshadri Chief Commercial Payments Officer since May 2024	59	President, Data and Services (2020-2024) President, U.S. Issuers (2016-2019)
Managing Director, Head of iShares U.S. Wealth Advisory business, BlackRock (2014-2016)
Managing Director, Global Marketing Officer of iShares, BlackRock, Inc. (2012-2014)
Various leadership positions at Citigroup, U.S. Trust Company and McKinsey & Company, Inc.

Craig Vosburg Chief Services Officer since May 2024	57
Chief Product Officer (2021-2024)
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
MASTERCARD 2024 FORM 10-K 43

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF EQUITY SECURITIES
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. At February 7, 2025, we had 67 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.
There is currently no established public trading market for our Class B common stock. There were approximately 214 holders of record of our non-voting Class B common stock as of February 7, 2025, constituting approximately 0.7% of our total outstanding equity.
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of Mastercard’s Class A common stock, the S&P 500 and the S&P 500 Financials for the five-year period ended December 31, 2024. The graph assumes a $100 investment in our Class A common stock and both of the indices and the reinvestment of dividends. Mastercard’s Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
Comparison of cumulative five-year total return

Total returns to stockholders for each of the years presented were as follows:

	Base period	Indexed Returns
		For the Years Ended December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Mastercard	$100.00	$120.17	$121.56	$118.34	$146.02	$181.31
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Financials	100.00	98.31	132.75	118.77	133.20	173.90
Dividend Declaration and Policy
On December 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on February 7, 2025 to holders of record as of January 9, 2025 of our Class A common stock and Class B common stock. On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on May 9, 2025 to holders of record as of April 9, 2025 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
During the fourth quarter of 2024, we repurchased 6.5 million shares for $3.4 billion at an average price of $518.22 per share of Class A common stock. See Note 16 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion with respect to our share repurchase programs. The following table presents our repurchase activity on a cash basis during the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,239,140	$504.68	2,239,140	$5,447,723,926
November 1 – 30	1,610,343	$518.73	1,610,343	$4,612,384,900
December 1 – 31	2,691,281	$529.18	2,691,281	$15,188,210,326
Total	6,540,764	$518.22	6,540,764
1Dollar value of shares that may yet be purchased under the share repurchase programs is as of the end of the period. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively.
Item 6. [Reserved]

45 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. For discussion related to the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Business Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. We operate a payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer consumer and commercial payment products, capture new payment flows and provide services and solutions. These services and solutions include, among others, security solutions, consumer acquisition and engagement services, and business and market insights, all of which draw on our principled and responsible use of secure data. Our capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For our global payments network, our franchise model sets the standards and ground-rules that balance value and risk across all stakeholders and allows for interoperability among them. We employ a multi-layered approach to help protect the global payments ecosystem in which we operate.
Mastercard is not a financial institution. We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers (the account holders’ financial institutions), or establish the rates charged by acquirers (the merchants’ financial institutions) in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Years ended December 31,			2024 Increase/ (Decrease)	2023 Increase/ (Decrease)
	2024	2023	2022
	(in millions, except percentages and per share data)
Net revenue	$28,167	$25,098	$22,237	12%	13%
Operating expenses	$12,585	$11,090	$9,973	13%	11%
Operating income	$15,582	$14,008	$12,264	11%	14%
Operating margin	55.3%	55.8%	55.2%	(0.5) ppt	0.7 ppt
Income tax expense	$2,380	$2,444	$1,802	(3)%	36%
Effective income tax rate	15.6%	17.9%	15.4%	(2.3) ppt	2.6 ppt
Net income	$12,874	$11,195	$9,930	15%	13%
Diluted earnings per share	$13.89	$11.83	$10.22	17%	16%
Diluted weighted-average shares outstanding	927	946	971	(2)%	(3)%
Note: Table may not sum due to rounding.
MASTERCARD 2024 FORM 10-K 46

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Years ended December 31,			2024 Increase/(Decrease)		2023 Increase/(Decrease)
	2024	2023	2022	As adjusted	Currency-neutral	As adjusted	Currency-neutral
	($ in millions, except per share data)
Adjusted net revenue [2]	$28,167	$25,098	$22,200	12%	13%	13%	13%
Adjusted operating expenses	$11,714	$10,551	$9,549	11%	11%	10%	11%
Adjusted operating margin	58.4%	58.0%	57.0%	0.4 ppt	0.7 ppt	1.0 ppt	0.9 ppt
Adjusted effective income tax rate	16.2%	18.5%	15.7%	(2.3) ppt	(2.2) ppt	2.8 ppt	2.7 ppt
Adjusted net income	$13,541	$11,607	$10,342	17%	18%	12%	12%
Adjusted diluted earnings per share	$14.60	$12.26	$10.65	19%	21%	15%	15%
Note: Table may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
2For the years ended December 31, 2024 and 2023, the amounts presented are GAAP reported amounts, not adjusted.
Key highlights for 2024 as compared to 2023 were as follows:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increase was attributable to growth in our payment network and value-added services and solutions.
up 12%	up 13%

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expenses increase was primarily due to higher general and administrative expenses and litigation provisions. The as-adjusted operating expenses increase was primarily due to higher general and administrative expenses.

up 13%	up 11%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP
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

15.6%	16.2%
down 2.3 ppt	down 2.3 ppt
Other 2024 financial highlights were as follows:
•We generated net cash flows from operations of $14.8 billion.
•We completed the acquisitions of businesses for total consideration of $2.8 billion.
•We repurchased 23.0 million shares of our common stock for $11.0 billion and paid dividends of $2.4 billion.
•We completed debt offerings for an aggregate principal amount of $4.0 billion.

47 MASTERCARD 2024 FORM 10-K

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
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•During 2024, 2023 and 2022, we recorded net pre-tax losses of $29 million ($25 million after tax, or $0.03 per diluted share), $61 million ($36 million after tax, or $0.04 per diluted share) and $145 million ($126 million after tax, or $0.13 per diluted share), respectively. These net losses were primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•During 2024, we recorded pre-tax charges of $680 million ($495 million after tax, or $0.53 per diluted share), primarily as a result of a legal provision associated with the U.K. consumer class action settlement, settlements with a number of U.K. merchants and a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
•During 2023, we recorded pre-tax charges of $539 million ($376 million after tax, or $0.40 per diluted share), primarily as a result of changes in the estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and settlements with a number of U.K. and Pan-European merchants.
•During 2022, we recorded pre-tax charges of $356 million ($263 million after tax, or $0.27 per diluted share), primarily as a result of settlements (both final and agreements in principle) with a number of U.K. merchants and a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
Restructuring charge
•During 2024, we recorded a restructuring charge of $190 million ($147 million after tax, or $0.16 per diluted share). The restructuring action is intended to streamline our organization, delivering efficiencies to enable reinvestment in our business to support the realization of our long-term growth opportunities.
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
See Note 7 (Investments) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion related to certain of the items discussed above.
MASTERCARD 2024 FORM 10-K 48

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Currency-neutral Growth Rates
Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results and are non-GAAP financial measures. The impact of currency translation represents the effect of translating operating results where the functional currency is different from our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our foreign exchange derivative contracts designated as cash flow hedging instruments (specifically those that manage the impact of foreign currency variability on anticipated revenues and expenses) is recognized in the respective financial statement line item on the statements of operations when the underlying forecasted transactions impact earnings.
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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Year ended December 31, 2024
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$28,167	$12,585	55.3%	$(328)	15.6%	$12,874	$13.89
(Gains) losses on equity investments	**	**	**	29	—%	25	0.03
Litigation provisions	**	(680)	2.4%	**	0.5%	495	0.53
Restructuring charge	**	(190)	0.7%	**	0.1%	147	0.16
Adjusted - Non-GAAP	$28,167	$11,714	58.4%	$(300)	16.2%	$13,541	$14.60

	Year ended December 31, 2023
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$25,098	$11,090	55.8%	$(369)	17.9%	$11,195	$11.83
(Gains) losses on equity investments	**	**	**	61	0.1%	36	0.04
Litigation provisions	**	(539)	2.1%	**	0.5%	376	0.40
Adjusted - Non-GAAP	$25,098	$10,551	58.0%	$(308)	18.5%	$11,607	$12.26

	Year ended December 31, 2022
	Net revenue	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$22,237	$9,973	55.2%	$(532)	15.4%	$9,930	10.22
(Gains) losses on equity investments	**	**	**	145	—%	126	0.13
Litigation provisions	**	(356)	1.6%	**	0.3%	263	0.27
Russia-related impacts	(37)	(67)	0.2%	**	—%	24	0.02
Adjusted - Non-GAAP	$22,200	$9,549	57.0%	$(387)	15.7%	$10,342	$10.65
Note: Tables may not sum due to rounding.
** Not applicable.

49 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin			Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	12%	13%	(0.5)	ppt	(2.3)	ppt	15%	17%
(Gains) losses on equity investments	**	**	**			(0.1) ppt	—%	—%
Litigation provisions	**	(1)%	0.3	ppt		— ppt	1%	1%
Restructuring charge	**	(2)%	0.7 ppt			0.1 ppt	1%	1%
Adjusted - Non-GAAP	12%	11%	0.4	ppt		(2.3) ppt	17%	19%
Currency Impact	1%	—%	0.3	ppt		0.1 ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	13%	11%	0.7	ppt		(2.2) ppt	18%	21%

	Year Ended December 31, 2023 as compared to the Year Ended December 31, 2022
	Increase/(Decrease)
	Net revenue	Operating expenses		Operating margin		Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	11%	0.7	ppt	2.6	ppt	13%	16%
(Gains) losses on equity investments	**	**		**		0.1 ppt	(1)%	(1)%
Litigation provisions	**	(1)%		0.5 ppt		0.1 ppt	1%	1%
Russia-related impacts	—%	1%		(0.1) ppt		— ppt	—%	—%
Adjusted - Non-GAAP	13%	10%		1.0 ppt		2.8 ppt	12%	15%
Currency Impact	—%	—%		(0.1) ppt		(0.1) ppt	—%	—%
Adjusted - Non-GAAP - currency-neutral	13%	11%		0.9 ppt		2.7 ppt	12%	15%
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
MASTERCARD 2024 FORM 10-K 50

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
The following tables provide a summary of the growth trends in our key drivers.

	For the Years Ended December 31,
	2024		2023
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	8%	11%	11%	12%
United States	7%	7%	6%	6%
Worldwide less United States	9%	12%	13%	15%

Cross-border volume growth [1]	17%	18%	25%	24%

	For the Years Ended December 31,
	2024	2023
	Increase/(Decrease)
Switched transactions growth	11%	14%
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

51 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key metrics related to the payment network.

	Years ended December 31,			2024		2023
				Increase/(Decrease)		Increase/(Decrease)
	2024	2023	2022	As reported	Currency-neutral	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$10,245	$9,566	$8,794	7%	9%	9%	9%
Cross-border assessments	10,181	8,409	6,597	21%	22%	27%	28%
Transaction processing assessments	13,602	12,067	10,646	13%	14%	13%	13%
Other network assessments	936	963	766	(3)%	(3)%	26%	26%
Foreign Currency
Currency Impact
Our primary functional currencies are the U.S. dollar, euro, British pound and the Brazilian real. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of gross dollar volume (“GDV”), which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2024, GDV on a U.S. dollar-converted basis increased 8.1%, while GDV on a local currency basis increased 10.5% versus 2023. In 2023, GDV on a U.S. dollar-converted basis increased 10.6%, while GDV on a local currency basis increased 12.2% versus 2022. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities, including settlement assets and obligations, that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of our nonfunctional currency monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statements of operations. The impact of this foreign exchange activity, including with the related hedging activities, has not been eliminated in our currency-neutral results.
Our foreign exchange risk management activities are discussed further in Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
MASTERCARD 2024 FORM 10-K 52

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Net Revenue
The components of net revenue were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2024	2023	2022	2024	2023
	($ in millions)
Payment network	$17,335	$15,824	$14,358	10%	10%
Value-added services and solutions	10,832	9,274	7,879	17%	18%
Total net revenue	28,167	25,098	22,237	12%	13%
Special Items [1]	—	—	(37)	—%	**
Adjusted net revenue	$28,167	$25,098	$22,200	12%	13%
Note: Table may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Net revenue increased 12%, or 13% on a currency-neutral basis, in 2024 versus the prior year. The increase in net revenue was attributable to growth in our payment network and value-added services and solutions.
Net revenue from our payment network increased 10%, or 11% on a currency-neutral basis, in 2024 versus the prior year. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network includes $17,629 million of rebates and incentives provided to customers, which increased 16%, or 18% on a currency-neutral basis, in 2024 versus the prior year, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 17%, on both an as-reported and currency-neutral basis, in 2024 versus the prior year. The increase was driven primarily by (1) growth in our underlying key drivers, (2) our consumer acquisition and engagement and business and market insight services, (3) our security and digital and authentication solutions and (4) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for a further discussion of how we recognize revenue.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	For the Years Ended December 31,
	Operational		Acquisitions		Currency Impact [1,2]		Special Items [2]		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Payment network	11%	11%	**	—%	(1)%	—%	**	—%	10%	10%
Value-added services and solutions	17%	16%	—%	—%	(1)%	1%	**	**	17%	18%
Net revenue	13%	13%	—%	—%	(1)%	—%	**	—%	12%	13%
Note: Table may not sum due to rounding.
** Not applicable.
1    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments.
2    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
No individual country, other than the United States, generated more than 10% of net revenue in any such period. A significant portion of our net revenue is concentrated among our five largest customers. In 2024, the net revenue from these customers was approximately $6.3 billion, or 22%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue.

53 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
Operating expenses increased 13% in 2024 versus the prior year. Adjusted operating expenses increased 11%, on both an as-adjusted and currency-neutral basis, versus the prior year.
The components of operating expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2024	2023	2022	2024	2023
	($ in millions)
General and administrative	$10,193	$8,927	$8,078	14%	11%
Advertising and marketing	815	825	789	(1)%	5%
Depreciation and amortization	897	799	750	12%	7%
Provision for litigation	680	539	356	26%	51%
Total operating expenses	12,585	11,090	9,973	13%	11%
Special Items [1]	(870)	(539)	(423)	**	**
Adjusted total operating expenses [1]	$11,714	$10,551	$9,549	11%	10%
Note: Table may not sum due to rounding.
** Not meaningful.
1See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	For the Years Ended December 31,
	Operational		Acquisitions		Currency Impact [1,2]		Special Items [2]		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
General and administrative	12%	11%	1%	1%	—%	—%	2%	(1)%	14%	11%
Advertising and marketing	—%	4%	—%	—%	(1)%	—%	**	**	(1)%	5%
Depreciation and amortization	12%	5%	—%	1%	—%	—%	**	**	12%	7%
Provision for litigation	**	**	**	**	**	**	26%	51%	26%	51%
Total operating expenses	11%	10%	—%	1%	—%	—%	2%	1%	13%	11%
Note: Table may not sum due to rounding.
** Not applicable.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
General and administrative expenses increased 14%, on both an as-reported and currency-neutral basis, in 2024 versus the prior year. Current year results include an increase of 2 percentage points from a restructuring charge of $190 million and 1 percentage point from acquisitions. The remaining increase was primarily due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions, as well as fulfillment costs to provide marketing services.
MASTERCARD 2024 FORM 10-K 54

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2024	2023	2022	2024	2023
	($ in millions)
Personnel	$6,673	$6,022	$5,263	11%	14%
Professional fees	549	495	480	11%	3%
Data processing and telecommunications	1,119	1,008	926	11%	9%
Foreign exchange activity [1]	65	83	102	(22)%	(19)%
Other	1,787	1,319	1,307	35%	1%
Total general and administrative expenses	$10,193	$8,927	$8,078	14%	11%
Note: Table may not sum due to rounding.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 23 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Advertising and Marketing
Advertising and marketing expenses decreased 1%, on both an as-reported and a currency-neutral basis, in 2024 versus the prior year.
Depreciation and Amortization
Depreciation and amortization expenses increased 12%, on both an as-reported and a currency-neutral basis, in 2024 versus the prior year, primarily due to increased software capitalization driven by the continued growth of and investment in our business.
Provision for Litigation
In 2024, we recorded charges of $680 million, primarily as a result of a legal provision associated with the U.K. consumer class action settlement, settlements with a number of U.K. merchants and a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. In 2023, we recorded charges of $539 million, primarily as a result of changes in the estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and settlements with a number of U.K. and Pan-European merchants. In 2022, we recorded charges of $356 million, primarily as a result of settlements (both final and agreements in principle) with a number of U.K. merchants and a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
The components of total other income (expense) were as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2024	2023	2022	2024	2023
	(in millions)
Investment income	$327	$274	$61	$53	$213
Gains (losses) on equity investments, net	(29)	(61)	(145)	32	84
Interest expense	(646)	(575)	(471)	(71)	(104)
Other income (expense), net	20	(7)	23	27	(30)
Total other income (expense)	(328)	(369)	(532)	41	163
(Gains) losses on equity investments [1]	29	61	145	(32)	(84)
Adjusted total other income (expense) [1]	$(300)	$(308)	$(387)	$9	$79
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.

55 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes
The effective income tax rates for the years ended December 31, 2024 and 2023 were 15.6% and 17.9%, respectively. The adjusted effective income tax rates for the years ended December 31, 2024 and 2023 were 16.2% and 18.5%, respectively. Both the as-reported and as-adjusted effective income tax rates were lower in 2024, primarily due to a discrete tax expense in 2023 related to changes in the valuation allowance associated with the U.S. foreign tax credits deferred tax asset. In 2023, the treatment of foreign taxes paid under the U.S. tax regulations published in 2022 changed due to the foreign tax legislation enacted in Brazil and Notice 2023-55 (the “Notice”) released by the U.S. Department of Treasury. Therefore, we recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. This discrete tax expense was partially offset by our ability to claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice. Additionally, a change in our geographic mix of earnings in 2024 contributed to the lower effective income tax rates compared to the prior year.
The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the 15% global minimum tax (the “Pillar 2 Rules”). In 2024, we did not experience a material impact as a result of Pillar 2 Rules. However, in 2025, we expect the Pillar 2 Rules will primarily offset the reduction to our effective income tax rate resulting from our incentive grant received from the Singapore Ministry of Finance. For the year ended December 31, 2024, this incentive grant reduced our effective income tax rate by approximately 4%. We are continuously monitoring developments and evaluating the impacts these new rules may have on our future effective income tax rate, tax payments, financial condition and results of operations.
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
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2024	2023
	(in billions)
Cash, cash equivalents and investments [1]	$8.8	$9.2
Unused line of credit	$8.0	$8.0
1Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.4 billion and $1.9 billion at December 31, 2024 and 2023, respectively.
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
MASTERCARD 2024 FORM 10-K 56

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$14,780	$11,980	$11,195
Net cash used in investing activities	$(3,402)	$(1,351)	$(1,470)
Net cash used in financing activities	$(10,836)	$(9,488)	$(10,328)
Net cash provided by operating activities increased $2.8 billion in 2024 versus the prior year, primarily due to higher net income after adjusting for non-cash items, an increase in billing collections, and less cash paid for litigation settlement, partially offset by a decrease in restricted security deposits received from customers.
Net cash used in investing activities increased $2.1 billion in 2024 versus the prior year, primarily due to cash paid for business acquisitions in the current year, partially offset by a net decrease in purchases of investments in time deposits.
Net cash used in financing activities increased $1.3 billion in 2024 versus the prior year, primarily due to higher cash paid for repurchases of our Class A common stock, dividends, and repayments of debt, partially offset by an increase in cash proceeds received from debt issuances.
Debt and Credit Availability
In April 2024, $1 billion of principal related to the 2014 USD Notes matured and was paid. In July 2024, INR28.1 billion ($336 million as of payment date) of principal related to the 2023 INR Term Loan matured and was paid.
During 2024, we issued a total of $4 billion of debt, as follows:
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
Our total debt outstanding was $18.2 billion at December 31, 2024, with the earliest maturity of $750 million of principal occurring in March 2025.
As of December 31, 2024, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that expires in November 2029.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2024.
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

57 MASTERCARD 2024 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the annual total and per share dividends paid in the years reflected:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Cash dividend, per share	$2.64	$2.28	$1.96
Cash dividends paid	$2,448	$2,158	$1,903
On December 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on February 7, 2025 to holders of record as of January 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $694 million.
On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on May 9, 2025 to holders of record as of April 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $693 million.
Repurchased shares of our common stock are considered treasury stock. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively. The program approved in 2024 will become effective after the completion of the program approved in 2023. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock for the year ended December 31, 2024, unless otherwise noted:

(in millions, except per share data)
Remaining authorization at December 31, 2023	$14,142
Dollar-value of shares repurchased in 2024	$10,954
Remaining authorization at December 31, 2024	$15,188
Shares repurchased in 2024	23.0
Average price paid per share in 2024	$475.35
Dollar-value of shares repurchased in 2025 (through February 7, 2025)	$959
Note: Table may not sum due to rounding.
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
MASTERCARD 2024 FORM 10-K 58

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

59 MASTERCARD 2024 FORM 10-K

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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $475 million and $414 million on our foreign exchange derivative contracts outstanding at December 31, 2024 and 2023, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at December 31, 2024 and 2023, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $279 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2024, before considering the offsetting effect of the underlying hedged activity. As of December 31, 2023, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at December 31, 2024 and 2023.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $20 million and $29 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at December 31, 2024 and 2023, respectively, before considering the offsetting effect of the underlying hedged activity.

MASTERCARD 2024 FORM 10-K 60

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. Financial statements and supplementary data
Mastercard Incorporated

61 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s report on internal control over financial reporting
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page. Management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls of RF Ultimate Parent, Inc. (“Recorded Future”), which was acquired in December 2024. Recorded Future is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal controls represented approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
MASTERCARD 2024 FORM 10-K 62

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mastercard Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mastercard Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s report on internal control over financial reporting, management has excluded RF Ultimate Parent, Inc. from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded RF Ultimate Parent, Inc. from our audit of internal control over financial reporting. RF Ultimate Parent, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

63 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Revenue Recognition - Rebates and Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company provides certain customers with rebates and incentives which are a portion of total net revenue of $28.2 billion for the year ended December 31, 2024. The Company has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term. Variable rebates and incentives are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements. As disclosed by management, various factors are considered in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2025
We have served as the Company’s auditor since 1989.
MASTERCARD 2024 FORM 10-K 64

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
	For the Years Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Net Revenue	$28,167	$25,098	$22,237
Operating Expenses:
General and administrative	10,193	8,927	8,078
Advertising and marketing	815	825	789
Depreciation and amortization	897	799	750
Provision for litigation	680	539	356
Total operating expenses	12,585	11,090	9,973
Operating income	15,582	14,008	12,264
Other Income (Expense):
Investment income	327	274	61
Gains (losses) on equity investments, net	(29)	(61)	(145)
Interest expense	(646)	(575)	(471)
Other income (expense), net	20	(7)	23
Total other income (expense)	(328)	(369)	(532)
Income before income taxes	15,254	13,639	11,732
Income tax expense	2,380	2,444	1,802
Net Income	$12,874	$11,195	$9,930

Basic Earnings per Share	$13.91	$11.86	$10.26
Basic weighted-average shares outstanding	925	944	968
Diluted Earnings per Share	$13.89	$11.83	$10.22
Diluted weighted-average shares outstanding	927	946	971

The accompanying notes are an integral part of these consolidated financial statements.

65 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net Income	$12,874	$11,195	$9,930
Other comprehensive income (loss):
Foreign currency translation adjustments	(456)	328	(712)
Income tax effect	17	(33)	37
Foreign currency translation adjustments, net of income tax effect	(439)	295	(675)

Translation adjustments on net investment hedges	147	(165)	353
Income tax effect	(33)	37	(78)
Translation adjustments on net investment hedges, net of income tax effect	114	(128)	275

Cash flow hedges	161	(41)	1
Income tax effect	(12)	10	—
Reclassification adjustments for cash flow hedges	(178)	35	(10)
Income tax effect	—	(8)	2
Cash flow hedges, net of income tax effect	(29)	(4)	(7)

Defined benefit pension and other postretirement plans	23	(18)	(45)
Income tax effect	(4)	5	14
Reclassification adjustments for defined benefit pension and other postretirement plans	—	(1)	(1)
Income tax effect	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	19	(14)	(32)

Investment securities available-for-sale	1	6	(6)
Income tax effect	—	(1)	1
Investment securities available-for-sale, net of income tax effect	1	5	(5)

Other comprehensive income (loss), net of income tax effect	(334)	154	(444)
Comprehensive Income	$12,540	$11,349	$9,486

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD 2024 FORM 10-K 66

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
	December 31,
	2024	2023
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$8,442	$8,588
Restricted cash and restricted cash equivalents	492	32
Restricted security deposits held for customers	1,874	1,845
Investments	330	592
Accounts receivable	3,773	4,060
Settlement assets	1,821	1,233
Prepaid expenses and other current assets	2,992	2,611
Total current assets	19,724	18,961
Property, equipment and right-of-use assets, net	2,138	2,061
Deferred income taxes	1,614	1,355
Goodwill	9,193	7,660
Other intangible assets, net	5,453	4,086
Other assets	9,959	8,325
Total Assets	$48,081	$42,448

Liabilities, Redeemable Non-controlling Interests and Equity
Current liabilities:
Accounts payable	$929	$834
Settlement obligations	2,316	1,399
Restricted security deposits held for customers	1,874	1,845
Accrued litigation	930	723
Accrued expenses	10,393	8,517
Short-term debt	750	1,337
Other current liabilities	2,028	1,609
Total current liabilities	19,220	16,264
Long-term debt	17,476	14,344
Deferred income taxes	317	369
Other liabilities	4,553	4,474
Total Liabilities	41,566	35,451

Commitments and Contingencies

Redeemable Non-controlling Interests	—	22

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,404 and 1,402 shares issued and 907 and 927 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	6,442	5,893
Class A treasury stock, at cost, 497 and 475 shares, respectively	(71,431)	(60,429)
Retained earnings	72,907	62,564
Accumulated other comprehensive income (loss)	(1,433)	(1,099)
Mastercard Incorporated Stockholders' Equity	6,485	6,929
Non-controlling interests	30	46
Total Equity	6,515	6,975

Total Liabilities, Redeemable Non-controlling Interests and Equity	$48,081	$42,448

The accompanying notes are an integral part of these consolidated financial statements.

67 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Changes in Equity
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2021	$—	$—	$5,061	$(42,588)	$45,648	$(809)	$7,312	$71	$7,383
Net income	—	—	—	—	9,930	—	9,930	—	9,930
Activity related to non-controlling interests	—	—	—	—	—	—	—	(13)	(13)
Redeemable non-controlling interest adjustments	—	—	—	—	(3)	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(444)	(444)	—	(444)
Dividends	—	—	—	—	(1,968)	—	(1,968)	—	(1,968)
Purchases of treasury stock	—	—	—	(8,773)	—	—	(8,773)	—	(8,773)
Share-based payments	—	—	237	7	—	—	244	—	244
Balance at December 31, 2022	—	—	5,298	(51,354)	53,607	(1,253)	6,298	58	6,356
Net income	—	—	—	—	11,195	—	11,195	—	11,195
Activity related to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Redeemable non-controlling interest adjustments	—	—	—	—	(7)	—	(7)	—	(7)
Other comprehensive income (loss)	—	—	—	—	—	154	154	—	154
Dividends	—	—	—	—	(2,231)	—	(2,231)	—	(2,231)
Purchases of treasury stock	—	—	—	(9,088)	—	—	(9,088)	—	(9,088)
Share-based payments	—	—	595	13	—	—	608	—	608
Balance at December 31, 2023	—	—	5,893	(60,429)	62,564	(1,099)	6,929	46	6,975

MASTERCARD 2024 FORM 10-K 68

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Changes in Equity (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2023	—	—	5,893	(60,429)	62,564	(1,099)	6,929	46	6,975
Net income	—	—	—	—	12,874	—	12,874		12,874
Activity related to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)		(5)
Other comprehensive income (loss)	—	—	—	—	—	(334)	(334)	—	(334)
Dividends	—	—	—	—	(2,526)	—	(2,526)	—	(2,526)
Purchases of treasury stock	—	—	—	(11,025)	—	—	(11,025)	—	(11,025)
Share-based payments	—	—	549	23	—	—	572	—	572
Balance at December 31, 2024	$—	$—	$6,442	$(71,431)	$72,907	$(1,433)	$6,485	$30	$6,515

The accompanying notes are an integral part of these consolidated financial statements.

69 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating Activities
Net income	$12,874	$11,195	$9,930
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	1,830	1,622	1,586
Depreciation and amortization	897	799	750
(Gains) losses on equity investments, net	29	61	145
Share-based compensation	526	460	295
Deferred income taxes	(527)	(236)	(651)
Other	191	22	44
Changes in operating assets and liabilities:
Accounts receivable	186	(546)	(481)
Income taxes receivable	(165)	(171)	12
Settlement assets	(593)	40	48
Prepaid expenses	(3,225)	(2,438)	(2,175)
Accrued litigation and legal settlements	205	(375)	240
Restricted security deposits held for customers	29	277	(305)
Accounts payable	75	(99)	190
Settlement obligations	922	282	201
Accrued expenses	1,587	571	1,188
Long-term taxes payable	(163)	(129)	(121)
Net change in other assets and liabilities	102	645	299
Net cash provided by operating activities	14,780	11,980	11,195
Investing Activities
Purchases of investment securities available-for-sale	(508)	(300)	(267)
Purchases of investments held-to-maturity	(108)	(347)	(239)
Proceeds from sales of investment securities available-for-sale	199	87	54
Proceeds from maturities of investment securities available-for-sale	262	191	211
Proceeds from maturities of investments held-to-maturity	378	157	265
Purchases of property and equipment	(474)	(371)	(442)
Capitalized software	(720)	(717)	(655)
Purchases of equity investments	(42)	(89)	(88)
Proceeds from sales of equity investments	125	44	7
Acquisition of businesses, net of cash acquired	(2,511)	—	(313)
Other investing activities	(3)	(6)	(3)
Net cash used in investing activities	(3,402)	(1,351)	(1,470)
Financing Activities
Purchases of treasury stock	(11,035)	(9,032)	(8,753)
Dividends paid	(2,448)	(2,158)	(1,903)
Proceeds from debt, net	3,960	1,554	1,123
Payment of debt	(1,336)	—	(724)
Tax withholdings related to share-based payments	(178)	(89)	(141)
Cash proceeds from employee stock plans	224	237	90
Other financing activities	(23)	—	(20)
Net cash used in financing activities	(10,836)	(9,488)	(10,328)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(199)	128	(103)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	343	1,269	(706)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,465	9,196	9,902
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$10,808	$10,465	$9,196

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD 2024 FORM 10-K 70

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to consolidated financial statements
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry. Mastercard connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. The Company makes payments easier and more efficient by providing a wide range of payment solutions and services using its family of well-known and trusted brands, including Mastercard®, Maestro® and Cirrus®. The Company operates a payments network that provides choice and flexibility for consumers, merchants and Mastercard customers. Through its unique and proprietary global payments network, the Company switches (authorizes, clears and settles) payment transactions. The Company has additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, the Company offers consumer and commercial payment products, captures new payment flows and provides services and solutions. The Company’s services and solutions include, among others, security solutions, consumer acquisition and engagement services, and business and market insights, all of which draw on Mastercard’s principled and responsible use of secure data. The Company’s capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For the global payments network, Mastercard’s franchise model sets the standards and ground-rules that balance value and risk across all stakeholders and allows for interoperability among them. The Company employs a multi-layered approach to help protect the global payments ecosystem in which it operates.
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
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets.  At December 31, 2024 and 2023, there were no significant VIEs that required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2024 presentation. The reclassification had no impact on previously reported net revenue, operating income or net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2024, 2023 and 2022, net income/(losses) attributable to non-controlling interests were not material and, as a result, amounts are included on the consolidated statements of operations within other income (expense).
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2024 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Revenue recognition - Revenue is recognized to depict the transfer of promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services.

71 MASTERCARD 2024 FORM 10-K

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
Revenue from the Company’s value-added services and solutions is generated through either fixed or transaction-based fees. These services and solutions can be integrated and sold with the Company’s payment network services or can be sold on a stand-alone basis. For those contracts that include multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price (“SSP”). The SSP is the price at which the Company would sell a promised product or service separately in similar circumstances to similar customers. Revenue from the Company’s value-added services and solutions is recognized in the period in which the related services and solutions are performed or transactions occur. For services provided to customers where delivery involves the use of a third-party, the Company recognizes revenue on a gross basis if it acts as the principal, controlling the service to the customer, or on a net basis if it acts as the agent, arranging for the service to be provided.
Mastercard has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Fixed incentives typically represent payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis. Capitalized customer incentives are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term. Variable rebates and incentives are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements. Customer incentives to be paid to customers under business agreements are included in accrued expenses and other liabilities on the consolidated balance sheets.
Certain of the Company’s contracts may include options to receive additional value-added services and solutions. The Company accounts for the option as a distinct performance obligation if the option provides a material right to the customer. Material rights are incremental to the standard offerings, which a customer would not have received without entering into the contract. If a material right exists in a contract, revenue allocated to the option is deferred and recognized as revenue when those future products or services are transferred or when the option expires. The value of the option is based on observable prices in the contract or on a relative SSP basis.
Contract assets include unbilled consideration typically resulting from executed value-added services and solutions performed for customers in connection with Mastercard’s payments network service arrangements. Collection for these services typically occurs over the contractual term. Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.
The Company defers the recognition of revenue when consideration has been received prior to the satisfaction of performance obligations. As these performance obligations are satisfied, revenue is subsequently recognized. Deferred revenue primarily relates to certain value-added services and solutions. Deferred revenue is included in other current liabilities and other liabilities on the consolidated balance sheets.
Business combinations - The Company accounts for business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and contingent consideration at fair value as of the acquisition date. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations. Any excess purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. Measurement period adjustments, if any, to the preliminary estimated fair value of the intangibles assets as of the acquisition date are recorded in goodwill.
Goodwill and other intangible assets - Indefinite-lived intangible assets consist of goodwill and customer relationships. Goodwill represents the synergies expected to arise after the acquisition date and the assembled workforce. Finite-lived intangible assets consist of capitalized software costs, intangible assets acquired in business combinations (including customer relationships and acquired technology) and other intangible assets. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, which range from one to twenty years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project.
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
MASTERCARD 2024 FORM 10-K 72

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
Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statements of operations.
Litigation - The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. Loss contingencies are recorded in provision for litigation on the consolidated statements of operations. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statements of operations.
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
Settlement assets/obligations - The Company operates systems for settling payment transactions among participants in the payments ecosystem in which the Company operates. Settlement is generally completed on a same-day basis. In some circumstances, however, funds may not settle until subsequent business days. In addition, the Company may receive or post funds in advance of transactions related to certain payments capabilities. The Company classifies the balances arising from these various activities as settlement assets and settlement obligations.
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed separately as noncurrent assets and liabilities on the consolidated balance sheets. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheets. The Company

73 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
records interest expense related to income tax matters as interest expense on the consolidated statements of operations. The Company includes penalties related to income tax matters in the income tax provision.
Cash and cash equivalents - Cash and cash equivalents include certain investments with daily liquidity and with an original maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.
Restricted cash and restricted cash equivalents - The Company classifies cash and cash equivalents as restricted when it is unavailable for withdrawal or use in its general operations. The Company has the following types of restricted cash and restricted cash equivalents (“restricted cash”) that are included in the reconciliation of beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows:
•Restricted cash - Restricted cash includes cash segregated to meet regulatory commitments, cash within qualified legal settlement funds and cash restricted for other general business purposes, including contractually restricted deposits as well as cash balances that are restricted based on the Company’s intention with regard to usage.
•Restricted security deposits held for customers - The Company requires certain customers to enter into risk mitigation arrangements, including cash collateral and/or forms of credit enhancement such as letters of credit and guarantees, for settlement of their transactions. Certain risk mitigation arrangements for settlement, such as standby letters of credit and bank guarantees, are not recorded on the consolidated balance sheets. The Company also holds cash deposits and certificates of deposit from certain customers as collateral for settlement of their transactions, which are recorded as assets on the consolidated balance sheets. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. The amount of these security deposits and the duration held are determined by the risk profile of the individual customer and the Company’s risk management practices.
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
•Available-for-sale debt securities:
◦Investments in debt securities that are available to meet the Company’s current operational needs are classified as current assets and the securities that are not available for current operational needs are classified as noncurrent assets on the consolidated balance sheets.
The debt securities are carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of changes in equity. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations. The specific identification method is used to determine realized gains and losses.
The Company evaluates its debt securities for impairment on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis; or (3) it does not expect to recover the entire amortized cost basis of the security. The credit loss component of the impairment is recognized as an allowance and recorded in other income (expense), net on the consolidated statements of
MASTERCARD 2024 FORM 10-K 74

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations while the non-credit related loss remains in accumulated other comprehensive income (loss) until realized from a sale or subsequent impairment.
•Held-to-maturity securities:
◦Time deposits - The Company classifies time deposits with original maturities greater than three months as held-to-maturity. Held-to-maturity securities that mature within one year are classified as current assets within investments on the consolidated balance sheets while held-to-maturity securities with maturities of greater than one year are classified as other assets. Time deposits are carried at amortized cost on the consolidated balance sheets and are intended to be held until maturity.
Equity investments - The Company holds equity securities of publicly traded and privately held companies.
•Marketable equity securities - Marketable equity securities are strategic investments in publicly traded companies and are measured at fair value using quoted prices in their respective active markets with changes recorded through gains (losses) on equity investments, net on the consolidated statements of operations. Marketable equity securities that are expected to be held as part of the Company’s long-term investment strategy are classified in other assets on the consolidated balance sheets.
•Nonmarketable equity investments - The Company’s nonmarketable equity investments, which are reported in other assets on the consolidated balance sheets, include strategic investments in privately held companies without readily determinable market values. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. The Company’s nonmarketable equity investments are accounted for under the measurement alternative method or equity method.
◦Measurement alternative method - The Company accounts for investments in common stock or in-substance common stock under the measurement alternative method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the entity or when the interest in a limited partnership or limited liability company is less than 5% and the Company has no significant influence over the operations of the investee. Investments in companies that Mastercard does not control, but that are not in the form of common stock or in-substance common stock, are also accounted for under the measurement alternative method of accounting. Measurement alternative investments are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Fair value adjustments, as well as impairments, are included in gains (losses) on equity investments, net on the consolidated statements of operations.
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
In addition, investments in flow-through entities such as limited partnerships and limited liability companies are also accounted for under the equity method when the Company has the ability to exercise significant influence over the operations of the investee, generally when the investment ownership percentage is equal to or greater than 5% of the outstanding ownership interest. The Company’s share of net earnings or losses for these investments are included in gains (losses) on equity investments, net on the consolidated statements of operations.
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

75 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company may designate derivative instruments as cash flow, fair value and net investment hedges, as follows:
•Cash flow hedges - Fair value adjustments to derivative instruments are recorded, net of tax, in other comprehensive income (loss) on the consolidated statements of comprehensive income. Any gains and losses deferred in accumulated other comprehensive income (loss) are subsequently reclassified to the corresponding line item on the consolidated statements of operations when the underlying hedged transactions impact earnings. For hedges that are no longer deemed highly effective, hedge accounting is discontinued prospectively, and any gains and losses remaining in accumulated other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs. Any amounts excluded from effectiveness testing of cash flow hedges are recognized in earnings over the life of the hedging instrument. If it is probable that the forecasted transaction will no longer occur, the associated gains or losses in accumulated other comprehensive income (loss) are reclassified to the corresponding line item on the consolidated statements of operations in current earnings.
•Fair value hedges - Changes in the fair value of derivative instruments are recorded in current-period earnings, along with the gain or loss on the hedged asset or liability (“hedged item”) that is attributable to the hedged risk. All amounts recognized in earnings are recorded to the corresponding line item on the consolidated statements of operations as the earnings effect of the hedged item. Hedged items are measured on the consolidated balance sheets at their carrying amount adjusted for any changes in fair value attributable to the hedged risk (“basis adjustments”). The Company defers the amortization of any basis adjustments until the end of the derivative instrument’s term. If the hedge designation is discontinued for reasons other than derecognition of the hedged item, the remaining basis adjustments are amortized in accordance with applicable GAAP for the hedged item.
•Net investment hedges - The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company may use foreign currency denominated debt and/or derivative instruments to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the hedging instruments are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets as a cumulative translation adjustment component of equity. Gains and losses in accumulated other comprehensive income (loss) are reclassified to earnings only if the Company sells or substantially liquidates its net investments in foreign subsidiaries. Amounts excluded from effectiveness testing of net investment hedges are recognized in earnings over the life of the hedging instrument. The Company evaluates the effectiveness of the net investment hedge each quarter.
Property, equipment and right-of-use assets - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and amortization of finance leases is included in depreciation and amortization expense on the consolidated statements of operations. Operating lease amortization expense is included in general and administrative expenses on the consolidated statements of operations.
The Company determines if a contract is, or contains, a lease at contract inception. The Company’s right-of-use (“ROU”) assets are primarily related to operating leases for office space, automobiles and other equipment. Leases are included in property, equipment and right-of-use assets, other current liabilities and other liabilities on the consolidated balance sheets.
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
Pension and other postretirement plans - The Company recognizes the funded status of its single-employer defined benefit pension plans and postretirement plans as assets or liabilities on its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation at December 31, the measurement date.
MASTERCARD 2024 FORM 10-K 76

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Overfunded plans, if any, are aggregated and recorded in other assets, while underfunded plans are aggregated and recorded as accrued expenses and other liabilities on the consolidated balance sheets.
Net periodic pension and postretirement benefit cost/(income), excluding the service cost component, is recognized in other income (expense), net on the consolidated statements of operations. These costs include interest cost, expected return on plan assets, amortization of prior service costs or credits and gains or losses previously recognized as a component of accumulated other comprehensive income (loss). The service cost component is recognized in general and administrative expenses on the consolidated statements of operations.
Defined contribution plans - The Company’s contributions to defined contribution plans are recorded as employees render service to the Company. The charge is recorded in general and administrative expenses on the consolidated statements of operations.
Advertising and marketing - Expenses incurred to promote Mastercard’s brand, products and services are recognized in advertising and marketing on the consolidated statements of operations. The timing of recognition is dependent on the type of advertising or marketing expense.
Foreign currency remeasurement and translation - Revenue and expense transactions in currencies other than applicable functional currency of an entity are converted to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities in a currency other than the functional currency are remeasured using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Resulting exchange gains and losses related to remeasurement are included in general and administrative expenses on the consolidated statements of operations.
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
Treasury stock - The Company records the repurchase of shares of its common stock at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company also records an excise tax of 1% on the fair market value of net repurchases of shares of its common stock within treasury stock.
Share-based payments - The Company measures share-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over the requisite employee service period. The Company estimates the fair value of its non-qualified stock option awards (“Options”) using a Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model is used to determine the grant date fair value of performance stock units (“PSUs”) granted. All share-based compensation expenses are recorded in general and administrative expenses on the consolidated statements of operations.
Redeemable non-controlling interests - The Company’s business combinations may include provisions allowing non-controlling equity owners the ability to require the Company to purchase additional interests in the subsidiary at their discretion. The interests are initially recorded at fair value and in subsequent reporting periods are accreted or adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to retained earnings or additional paid-in capital on the consolidated balance sheets. The redeemable non-controlling interests are considered temporary and reported outside of permanent equity on the consolidated balance sheets at the greater of the carrying amount adjusted for the non-controlling interest’s share of net income (loss) or its redemption value.
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

77 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures - In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to enhance the transparency and decision usefulness of income tax disclosures. The guidance includes improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this guidance in its Form 10-K for the year ended December 31, 2025.
Disaggregation of Income Statement Expenses - In November 2024, the FASB issued accounting guidance to improve the disclosures of a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is in the process of evaluating when it will adopt this guidance.
Note 2. Acquisitions
In 2024, the Company acquired businesses for total cash consideration of $2.8 billion. In December 2024, Mastercard acquired a 100% equity interest in RF Ultimate Parent, Inc. (“Recorded Future”), a global threat intelligence company, for cash consideration of $2.7 billion. This acquisition is expected to add threat intelligence capabilities to Mastercard’s identity, fraud prevention, real-time decisioning and cybersecurity services. The net assets acquired primarily relate to intangible assets, including goodwill of $1.7 billion that is primarily attributable to the synergies expected to arise after the acquisition date. None of the goodwill is expected to be deductible for local tax purposes.
In 2023, the Company did not complete any material business acquisitions.
In 2022, Mastercard acquired a 100% equity interest in Dynamic Yield LTD (“Dynamic Yield”) for cash consideration of $325 million. The net assets acquired primarily relate to intangible assets, including goodwill of $200 million that is primarily attributable to the synergies expected to arise after the acquisition date. None of the goodwill is expected to be deductible for local tax purposes.
These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
The Company is evaluating and finalizing the purchase accounting for the businesses acquired during 2024. In 2023, the Company finalized the purchase accounting for the business acquired during 2022. The fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below for the years ended December 31.

	2024	2023	2022
	(in millions)
Assets:
Cash and cash equivalents	$270	**	$11
Prepaid expenses and other current assets	79	**	7
Goodwill	1,736	**	200
Other intangible assets, net	1,361	**	125
Other assets	20	**	9
Total assets	3,466	**	352

Liabilities:
Other current liabilities	413	**	15
Deferred income taxes	207	**	3
Other liabilities	65	**	9
Total liabilities	685	**	27

Net assets acquired	$2,781	**	$325
** No material business acquisitions completed in 2023.
MASTERCARD 2024 FORM 10-K 78

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the identified intangible assets acquired during the years ended December 31:

	2024	2023	2022	2024	2023	2022
	Acquisition Date Fair Value			Weighted-Average Useful Life
	(in millions)			(in years)
Developed technologies	$530	**	$100	8.9	**	7.8
Customer relationships	781	**	25	15.0	**	17.0
Other	50	**	—	9.0	**	—
Other intangible assets, net	$1,361	**	$125	12.4	**	9.6
** No material business acquisitions completed in 2023.
Proforma information related to these acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
Note 3. Revenue
Mastercard is a payments network service provider that generates revenue from a wide range of payments solutions provided to customers. Revenue from contracts with customers is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services (i.e., fees charged to customers). The Company disaggregates its net revenue from contracts with customers into two categories: (i) payment network and (ii) value-added services and solutions. The Company’s net revenue categories, payment network and value-added services and solutions, are recognized net of rebates and incentives provided to customers. Rebates and incentives can be either fixed or variable and are attributed to the category of revenue to which they pertain.
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
Value-added services and solutions
The Company generates revenues from value-added services and solutions through either fixed or transaction-based fees. These services and solutions can be integrated and sold with the Company’s payment network services or can be sold on a stand-alone basis. These services and solutions primarily include security solutions, consumer acquisition and engagement services, business and market insights, digital and authentication solutions, processing and gateway, ACH batch and real-time account-based payments and solutions, and open banking. Revenue from these services and solutions is recognized in the period in which the related services and solutions are performed or transactions occur.

79 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s disaggregated net revenue by category and geographic region were as follows for the years ended December 31:

	2024	2023	2022
	(in millions)
Net revenue by category:
Payment network	$17,335	$15,824	$14,358
Value-added services and solutions	10,832	9,274	7,879
Net revenue	$28,167	$25,098	$22,237

Net revenue by geographic region:
Americas [1]	$12,375	$11,135	$10,156
Asia Pacific, Europe, Middle East and Africa	15,792	13,963	12,081
Net revenue	$28,167	$25,098	$22,237
1Americas includes the United States, Canada and Latin America. Prior period amounts have been reclassified to conform to the new presentation.
The Company’s customers are generally billed weekly, with certain billings occurring on a monthly and quarterly basis. The frequency of billing is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheets from contracts with customers at December 31:

	2024	2023
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,491	$3,851
Contract assets
Prepaid expenses and other current assets	210	133
Other assets	460	387
Deferred revenue [1,2]
Other current liabilities	890	459
Other liabilities	449	318

1    Revenue recognized from performance obligations satisfied in 2024 was $2.8 billion.
2 During 2024, the increase in deferred revenue is primarily driven by the acquisition of Recorded Future.

The Company’s remaining performance periods for its contracts with customers for its payments network services are typically long-term in nature (generally up to 10 years). As a payments network service provider, the Company provides its customers with continuous access to its global payments network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable as the Company generates volume- and transaction-based revenues from charging fees on its customers’ current period activity. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payments network services. The Company also earns revenue from value-added services and solutions. At December 31, 2024, the estimated aggregate consideration allocated to unsatisfied performance obligations for these services and solutions is $1.4 billion, which is expected to be recognized through 2029. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including modifications and terminations and are not expected to be material to any future annual period.
MASTERCARD 2024 FORM 10-K 80

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2024	2023	2022
	(in millions, except per share data)
Numerator
Net income	$12,874	$11,195	$9,930
Denominator
Basic weighted-average shares outstanding	925	944	968
Dilutive stock options and stock units	2	2	3
Diluted weighted-average shares outstanding [1]	927	946	971
Earnings per Share
Basic	$13.91	$11.86	$10.26
Diluted	$13.89	$11.83	$10.22
Note: Table may not sum due to rounding.
1For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 5. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The following table provides the components of cash, cash equivalents, restricted cash and restricted cash equivalents reported on the consolidated balance sheets that total to the amounts shown on the consolidated statements of cash flows for the years ended December 31:

	2024	2023
	(in millions)
Cash and cash equivalents	$8,442	$8,588
Restricted cash and restricted cash equivalents
Restricted cash and restricted cash equivalents [1]	492	32
Restricted security deposits held for customers	1,874	1,845
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,808	$10,465
1During 2024, the Company increased its Restricted cash and restricted cash equivalents balance primarily as a result of cash segregated to meet regulatory commitments, as the Company is subject to systemic importance regulation in the European Union. The increase was also attributable to restricted cash for litigation within a qualified settlement fund related to the settlement agreement for the ATM non-discrimination rule surcharge complaints. See Note 21 (Legal and Regulatory Proceedings) for additional information.
Note 6. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2024	2023	2022
	(in millions)
Cash paid for income taxes, net of refunds	$3,252	$2,746	$2,506
Cash paid for interest	571	477	414
Cash paid for legal settlements	496	929	114

81 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Investments
The Company’s investments on the consolidated balance sheets include both available-for-sale and held-to-maturity debt securities (see Investments section below). The Company’s strategic investments in equity securities of publicly traded and privately held companies are classified within other assets on the consolidated balance sheets (see Equity Investments section below).
Investments
Investments on the consolidated balance sheets consisted of the following at December 31:

	2024	2023
	(in millions)
Available-for-sale securities	$292	$286
Held-to-maturity securities [1]	38	306
Total investments	$330	$592
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to-maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for 2024, 2023 and 2022 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values at December 31 were as follows:

	2024				2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$80	$—	$—	$80	$86	$—	$—	$86
Corporate securities	187	1	—	188	200	1	(1)	200
Asset-backed securities	24	—	—	24	—	—	—	—
Total	$291	$1	$—	$292	$286	$1	$(1)	$286
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate securities held at December 31, 2024 and 2023, and asset-backed securities held at December 31, 2024, primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates. For the available-for-sale securities in gross unrealized loss positions, the Company (1) does not intend to sell the securities, (2) more likely than not, will not be required to sell the securities before recovery of the unrealized losses and (3) expects that the contractual principal and interest will be received. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of changes in equity.
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at December 31, 2024 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$134	$134
Due after 1 year through 5 years	157	158
Total	$291	$292
MASTERCARD 2024 FORM 10-K 82

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Investments
Included in other assets on the consolidated balance sheets are equity investments with readily determinable fair values (“Marketable securities”) and equity investments without readily determinable fair values (“Nonmarketable securities”). Marketable securities are equity interests in publicly traded companies and are measured using unadjusted quoted prices in their respective active markets. Nonmarketable securities that do not qualify for equity method accounting are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer (“Measurement alternative”).
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2023	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at December 31, 2024
	(in millions)
Marketable securities	$506	$—	$(104)	$(28)	$(137)	$237
Nonmarketable securities	1,223	42	(21)	(1)	127	1,370
Total equity investments	$1,729	$42	$(125)	$(29)	$(10)	$1,607
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Includes reclasses between Marketable and Nonmarketable securities as well as translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities at December 31:

	2024	2023
	(in millions)
Measurement alternative	$1,140	$1,008
Equity method	230	215
Total Nonmarketable securities	$1,370	$1,223
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through December 31:

2024
(in millions)
Initial cost basis	$693
Cumulative adjustments [1]:
Upward adjustments	645
Downward adjustments (including impairment)	(198)
Carrying amount, end of period	$1,140
1Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the years ended December 31:

	2024	2023	2022
	(in millions)
Measurement alternative investments:
Upward adjustments	$11	$7	$114
Downward adjustments (including impairment)	$(9)	$(145)	$(23)
Marketable securities:
Unrealized gains (losses), net	$(34)	$97	$(213)

83 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Fair Value Measurements
The Company’s financial instruments are carried at fair value, cost or amortized cost on the consolidated balance sheets. The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”).
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$36	$44	$—	$80	$33	$53	$—	$86
Corporate securities	—	188	—	188	—	200	—	200
Asset-backed securities	—	24	—	24	—	—	—	—
Derivative instruments [2]:
Foreign exchange contracts	—	206	—	206	—	36	—	36
Marketable securities [3]:
Equity securities	237	—	—	237	506	—	—	506
Deferred compensation plan [4]:
Deferred compensation assets	107	—	—	107	93	—	—	93

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$36	$—	$36	$—	$104	$—	$104
Interest rate contracts	—	63	—	63	—	79	—	79
Deferred compensation plan [5]:
Deferred compensation liabilities	105	—	—	105	91	—	—	91
1The Company’s U.S. government securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale non-U.S. government and agency securities, corporate and asset-backed securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
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
4The Company has a nonqualified deferred compensation plan where assets are invested primarily in mutual funds held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for these mutual funds, which are measured using quoted prices of identical instruments in active markets and are included in prepaid expenses and other current assets on the consolidated balance sheets.
5The deferred compensation liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheets.
MASTERCARD 2024 FORM 10-K 84

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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At December 31, 2024, the carrying value and fair value of debt was $18.2 billion and $16.8 billion, respectively. At December 31, 2023, the carrying value and fair value of debt was $15.7 billion and $14.7 billion, respectively. See Note 15 (Debt) for further details.
Other Financial Instruments
Certain other financial instruments are carried on the consolidated balance sheets at cost or amortized cost basis, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, time deposits, accounts receivable, settlement assets, restricted cash and restricted cash equivalents, accounts payable, settlement obligations and other accrued liabilities.
Note 9. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2024	2023
	(in millions)
Customer incentives	$1,854	$1,570
Other	1,138	1,041
Total prepaid expenses and other current assets	$2,992	$2,611
Other assets consisted of the following at December 31:

	2024	2023
	(in millions)
Customer incentives	$6,550	$5,170
Equity investments	1,607	1,729
Income taxes receivable	1,002	783
Other	800	643
Total other assets	$9,959	$8,325

85 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following at December 31:

	2024	2023
	(in millions)
Buildings, building equipment and land	$709	$678
Equipment	2,118	1,940
Furniture and fixtures	101	90
Leasehold improvements	436	398
Operating lease right-of-use assets	1,167	1,192
Property, equipment and right-of-use assets	4,531	4,298
Less: Accumulated depreciation and amortization	(2,393)	(2,237)
Property, equipment and right-of-use assets, net	$2,138	$2,061
Depreciation and amortization expense for the above property, equipment and right-of-use assets was $519 million, $482 million and $473 million for 2024, 2023 and 2022, respectively.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows at December 31:

	2024	2023
	(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$681	$686
Other current liabilities	133	142
Other liabilities	627	633
Operating lease amortization expense was $145 million, $141 million and $137 million for 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the weighted-average remaining lease term of operating leases was 8.0 years and 8.2 years and the weighted-average discount rate for operating leases was 3.5% and 3.3%, respectively.
The useful lives of the Company’s assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30 years
Building equipment	10 - 15 years
Equipment and furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of life of improvement or lease term
Right-of-use assets	Shorter of life of the asset or lease term
The following table summarizes the maturity of the Company’s operating lease liabilities at December 31, 2024 based on lease term:

(in millions)
2025	$161
2026	139
2027	105
2028	87
2029	69
Thereafter	328
Total operating lease payments	889
Less: Interest	(129)
Present value of operating lease liabilities	$760
MASTERCARD 2024 FORM 10-K 86

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2024	2023
	(in millions)
Beginning balance	$7,660	$7,522
Additions	1,736	46
Foreign currency translation	(203)	92
Ending balance	$9,193	$7,660
The increase in the carrying amount of goodwill in 2024 was primarily related to the acquisition of Recorded Future in 2024.
The Company performed its annual qualitative assessment of goodwill during the fourth quarter of 2024 and determined a quantitative assessment was not necessary. The Company concluded that goodwill was not impaired and had no accumulated impairment losses at December 31, 2024.
Note 12. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets
Capitalized software [1]	$4,797	$(1,640)	$3,157	$3,917	$(1,530)	$2,387
Customer relationships	2,804	(720)	2,084	2,165	(641)	1,524
Other	99	(40)	59	51	(38)	13
Total	7,700	(2,400)	5,300	6,133	(2,209)	3,924
Indefinite-lived intangible assets
Customer relationships	153	—	153	162	—	162
Total	$7,853	$(2,400)	$5,453	$6,295	$(2,209)	$4,086
1Includes technology acquired in business combinations.
The increase in the gross carrying amount of finite-lived intangible assets in 2024 was primarily related to the acquisition of Recorded Future in 2024 as well as software additions to support the continued growth of the Company. Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2024, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
Amortization on the finite-lived intangible assets above amounted to $523 million, $457 million and $414 million in 2024, 2023 and 2022, respectively. The following table sets forth the estimated future amortization expense on finite-lived intangible assets on the consolidated balance sheets at December 31, 2024:

(in millions)
2025	$698
2026	706
2027	641
2028	580
2029	542
Thereafter	2,133
Total	$5,300

87 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2024	2023
	(in millions)
Customer incentives	$7,627	$6,219
Personnel costs	1,681	1,258
Income and other taxes	454	486
Other	631	554
Total accrued expenses	$10,393	$8,517
As of December 31, 2024 and 2023, long-term customer incentives included in other liabilities were $2,820 million and $2,777 million, respectively.
As of December 31, 2024 and 2023, the Company’s provision for litigation was $930 million and $723 million, respectively. These amounts are separately reported as accrued litigation on the consolidated balance sheets. See Note 21 (Legal and Regulatory Proceedings) for additional information regarding the Company’s accrued litigation.
Note 14. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension and other postretirement plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $287 million, $253 million and $204 million in 2024, 2023 and 2022, respectively.
Defined Benefit and Other Postretirement Plans
The Company sponsors pension and postretirement plans for certain non-U.S. employees (the “non-U.S. Plans”) that cover various benefits specific to their country of employment. Additionally, the Company sponsors a defined benefit pension plan in the United Kingdom (the “U.K. Plan”) which was permanently closed to new entrants and future accruals as of July 21, 2013, however, plan participants’ obligations are adjusted for future salary changes. The term “Pension Plans” includes the non-U.S. Plans and the U.K. Plan.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007 (the “Postretirement Plan”).
The Company uses a December 31 measurement date for the Pension Plans and its Postretirement Plan. The benefit obligation associated with the Postretirement Plan is immaterial. The following table sets forth the components of the Pension Plans recognized on the Company’s consolidated balance sheets at December 31:

	2024	2023
	(in millions)
Fair value of plan assets	$454	$449
Projected benefit obligation	410	420
Accumulated benefit obligation	408	419
Funded Status	44	29
As of December 31, 2024 and 2023, the amount recognized in accumulated other comprehensive income (loss), before tax, for the Postretirement Plan was $10 million and $8 million, respectively. As of December 31, 2024 and 2023, the amount recognized in accumulated other comprehensive income (loss), before tax, for the Pension Plans was $(14) million, and $(35) million, respectively.

MASTERCARD 2024 FORM 10-K 88

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Debt
Debt consisted of the following at December 31:

			2024	2023	Effective Interest Rate
			(in millions)
Senior Notes
2024 USD Notes	4.100%	Senior Notes due January 2028	$750	$—	4.262%
	4.350%	Senior Notes due January 2032	1,150	—	4.446%
	4.550%	Senior Notes due January 2035	1,100	—	4.633%
	4.875%	Senior Notes due May 2034	1,000	—	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes [1]	1.000%	Senior Notes due February 2029	781	830	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	750	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes [2]	2.100%	Senior Notes due December 2027	833	885	2.189%
	2.500%	Senior Notes due December 2030	156	166	2.562%

2014 USD Notes	3.375%	Senior Notes due April 2024	—	1,000	3.484%

Other Debt

2023 INR Term Loan [3]	9.430%	Term Loan due July 2024	—	338	9.780%

			18,420	15,869
Less: Unamortized discount and debt issuance costs			(131)	(109)
Less: Cumulative hedge accounting fair value adjustments [4]			(63)	(79)
Total debt outstanding			18,226	15,681
Less: Short-term debt [5]			(750)	(1,337)
Long-term debt			$17,476	$14,344
1€750 million euro-denominated debt issued in February 2022.
2€950 million euro-denominated debt remaining of the €1.650 billion issued in December 2015.
3INR28.1 billion Indian rupee-denominated loan issued in July 2023.
4The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 23 (Derivative and Hedging Instruments) for additional information.
5The 2019 USD Notes due March 2025 are classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets as of December 31, 2024. As of December 31, 2023, the 2014 USD Notes due April 2024 and the INR Term Loan due July 2024 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets.

89 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2024 are summarized below.

(in millions)
2025	$750
2026	750
2027	1,833
2028	2,000
2029	1,781
Thereafter	11,306
Total	$18,420
Senior Notes
During 2024, the Company issued a total of $4 billion of debt, as follows:
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
In February 2022, the Company issued €750 million ($781 million and $830 million as of December 31, 2024 and 2023, respectively) principal amount of notes due February 2029 (the “2022 EUR Notes”). The net proceeds from the issuance of the 2022 EUR Notes, after deducting the original issue discount, underwriting discount and offering expenses, were €743 million ($843 million as of the date of settlement).
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
In July 2023, the Company modified and combined the 2022 INR Term Loan and April 2023 INR Term Loan (the “2023 INR Term Loan”), increasing the total unsecured loans to INR28.1 billion ($342 million as of the date of settlement). The 2023 INR Term Loan matured in July 2024.
The Company obtained the INR Term Loans to serve as economic hedges to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations.
Commercial Paper Program and Credit Facility
As of December 31, 2024, the Company has a commercial paper program (the “Commercial Paper Program”) under which the Company is authorized to issue up to $8 billion in unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company has a committed five-year unsecured $8 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which previously was set to expire on November 8, 2028, was extended and now expires on November 7, 2029. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under
MASTERCARD 2024 FORM 10-K 90

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2024 and 2023.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility for business continuity purposes. The Company had no borrowings under the Credit Facility or the Commercial Paper Program at December 31, 2024 and 2023.
Note 16. Stockholders' Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2024 and 2023. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Dividends
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2024, 2023 and 2022. The total per share dividends declared during the years ended December 31 are summarized below:

	2024	2023	2022
	(in millions, except per share data)
Dividends declared per share	$2.74	$2.37	$2.04
Total dividends declared	$2,526	$2,231	$1,968
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2024		2023
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	89.9%	90.6%	88.8%	89.5%
Mastercard Foundation (Class A stockholders)	9.3%	9.4%	10.4%	10.5%
Principal or Affiliate Customers (Class B stockholders)	0.7%	—%	0.8%	—%
Note: Table may not sum due to rounding.
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

91 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mastercard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to Mastercard Foundation. Mastercard Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Historically, Mastercard Foundation had been restricted from selling or otherwise transferring its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements. In July 2023, pursuant to an application in consultation with the Company, Mastercard Foundation received court approval to advance that date to January 1, 2024. As a result, Mastercard Foundation is now permitted to sell all or part of its remaining shares, subject to certain conditions. In March 2024, Mastercard Foundation began selling shares pursuant to an orderly and structured plan to diversify its Mastercard shares over a seven-year period, while committing to remain a long-term Mastercard stockholder and retaining a significant holding of Mastercard shares in its portfolio.
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2021	972.1	7.8
Purchases of treasury stock	(25.7)	—
Share-based payments	1.8	—
Conversion of Class B to Class A common stock	0.2	(0.2)
Balance at December 31, 2022	948.4	7.6
Purchases of treasury stock	(23.8)	—
Share-based payments	2.3	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at December 31, 2023	927.3	7.2
Purchases of treasury stock	(23.0)	—
Share-based payments	1.9	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at December 31, 2024	906.6	6.8
The Company’s Board of Directors have approved share repurchase programs of its Class A Common Stock authorizing the Company to repurchase shares. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock for the years ended December 31:

	2024	2023	2022
	(In millions, except per share data)
Board authorization	$12,000	$11,000	$9,000
Dollar-value of shares repurchased	$10,954	$9,032	$8,753
Shares repurchased	23.0	23.8	25.7
Average price paid per share	$475.35	$379.49	$340.60
As of December 31, 2024, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $15.2 billion.
The Company repurchased an additional $959 million dollar-value of shares in 2025, through February 7, 2025. As of February 7, 2025, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $14.2 billion.
MASTERCARD 2024 FORM 10-K 92

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2023	Increase / (Decrease)	Reclassifications	December 31, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(439)	$—	$(1,558)
Translation adjustments on net investment hedges [2]	181	114	—	295
Cash flow hedges
Foreign exchange contracts [3]	(17)	149	(183)	(51)
Interest rate contracts	(118)	—	5	(113)
Defined benefit pension and other postretirement plans	(25)	19	—	(6)
Investment securities available-for-sale	(1)	1	—	—
Accumulated other comprehensive income (loss)	$(1,099)	$(156)	$(178)	$(1,433)

	December 31, 2022	Increase / (Decrease)	Reclassifications	December 31, 2023
	(in millions)
Foreign currency translation adjustments [1]	$(1,414)	$295	$—	$(1,119)
Translation adjustments on net investment hedges [2]	309	(128)	—	181
Cash flow hedges
Foreign exchange contracts [3]	(8)	(31)	22	(17)
Interest rate contracts	(123)	—	5	(118)
Defined benefit pension and other postretirement plans	(11)	(13)	(1)	(25)
Investment securities available-for-sale	(6)	5	—	(1)
Accumulated other comprehensive income (loss)	$(1,253)	$128	$26	$(1,099)
1During 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro, Brazilian real, and British pound against the U.S. dollar. During 2023, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro and British pound against the U.S. dollar.
2During 2024, the increase in the accumulated other comprehensive income related to the net investment hedges was driven by the depreciation of the euro and British pound against the U.S. dollar. During 2023, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. See Note 23 (Derivative and Hedging Instruments) for additional information.
3Certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statements of operations when the underlying hedged transactions impact earnings. See Note 23 (Derivative and Hedging Instruments) for additional information.
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

93 MASTERCARD 2024 FORM 10-K

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
Stock Options
Options expire ten years from the date of grant and vest ratably over three years for awards granted on or after March 1, 2022. For awards granted before March 1, 2022, they vest ratably over four years. For Options granted, a participant’s unvested awards are forfeited upon termination; however, in the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the vesting period as stated in the LTIP.
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per Option granted for the years ended December 31:

	2024	2023	2022
Risk-free rate of return	4.2%	4.2%	1.6%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	28.7%	29.5%	24.6%
Expected dividend yield	0.6%	0.6%	0.6%
Weighted-average fair value per Option granted	$164.66	$123.22	$86.92
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s Option activity for the year ended December 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2024	3.0	$217
Granted	0.2	$476
Exercised	(1.1)	$163
Forfeited	—	$418
Outstanding at December 31, 2024	2.1	$273	5.2	$524
Exercisable at December 31, 2024	1.6	$230	4.2	$461
Options vested and expected to vest at December 31, 2024	2.1	$273	5.2	$524
As of December 31, 2024, there was $16 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
For RSUs granted on or after March 1, 2022, the awards generally vest ratably over three years. For RSUs granted on or after March 1, 2020 but before March 1, 2022, the awards generally vest ratably over four years. A participant’s unvested awards are forfeited upon termination of employment; however, in the event of termination due to job elimination (as defined by the Company), a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than seven months.
MASTERCARD 2024 FORM 10-K 94

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2024	2.2	$344
Granted	1.0	$472
Converted	(1.0)	$338
Forfeited	(0.1)	$391
Outstanding at December 31, 2024	2.1	$403	$1,081
RSUs expected to vest at December 31, 2024	2.0	$403	$1,034
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2024, there was $378 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units
PSUs vest after three years and are subject to a mandatory one-year post-vest hold, during which they are eligible for dividend equivalents. A participant’s unvested awards are forfeited upon termination of employment; however, in the event of termination due to job elimination (as defined by the Company), a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company.
The following table summarizes the Company’s PSU activity for the year ended December 31, 2024:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2024	0.6	$365
Granted	0.2	$512
Converted	(0.3)	$385
Other	0.1	$335
Outstanding at December 31, 2024	0.6	$396	$325
PSUs expected to vest at December 31, 2024	0.6	$396	$321
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
Compensation expense for PSUs is recognized over the requisite service period, or the date the individual becomes eligible to retire but not less than seven months, if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2024, there was $37 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.6 years.

95 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2024	2023	2022
	(in millions, except weighted-average fair value)
Share-based compensation expense	$526	$460	$295
Income tax benefit recognized for equity awards	111	99	61
Income tax benefit realized related to Options exercised	77	95	49

Options
Total intrinsic value of Options exercised	354	487	231
RSUs
Weighted-average grant-date fair value of awards granted	472	350	340
Total grant-date fair value of awards vested	340	235	305
Total intrinsic value of RSUs converted into shares of Class A common stock	477	253	420
PSUs
Weighted-average grant-date fair value of awards granted	512	365	335
Total grant-date fair value of awards vested	99	12	—
Total intrinsic value of PSUs converted into shares of Class A common stock	122	14	—
Note 19. Commitments
At December 31, 2024, the Company had the following future minimum payments due under noncancelable agreements, primarily related to sponsorships to promote the Mastercard brand and licensing arrangements. The amount accrued related to these future payments as of December 31, 2024 was not material.

(in millions)
2025	$735
2026	595
2027	406
2028	248
2029	62
Thereafter	27
Total	$2,073
Note 20. Income Taxes
Components of Income and Income Tax Expense
The domestic and foreign components of income before income taxes for the years ended December 31 were as follows:

	2024	2023	2022
	(in millions)
United States	$6,168	$4,506	$4,228
Foreign	9,086	9,133	7,504
Income before income taxes	$15,254	$13,639	$11,732
MASTERCARD 2024 FORM 10-K 96

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total income tax provision for the years ended December 31 was comprised of the following components:

	2024	2023	2022
	(in millions)
Current
Federal	$1,093	$991	$1,024
State and local	144	127	133
Foreign	1,670	1,563	1,296
Total current	2,907	2,681	2,453

Deferred
Federal	(197)	(180)	(661)
State and local	(14)	(18)	(40)
Foreign	(316)	(39)	50
Total deferred	(527)	(237)	(651)

Income tax expense	$2,380	$2,444	$1,802
Effective Income Tax Rate
A reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, was as follows:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
Income before income taxes	$15,254		$13,639		$11,732

Federal statutory tax	3,203	21.0%	2,864	21.0%	2,464	21.0%
State tax effect, net of federal benefit	90	0.6%	82	0.6%	72	0.6%
Foreign tax effect	(649)	(4.3)%	(393)	(2.9)%	(347)	(3.0)%
Valuation allowance - U.S. foreign tax credit	—	—%	327	2.4%	(333)	(2.8)%
U.S. tax expense on foreign operations	82	0.5%	39	0.3%	111	0.9%
Foreign-derived intangible income deduction	(195)	(1.3)%	(144)	(1.1)%	(129)	(1.1)%
Windfall benefit	(93)	(0.6)%	(88)	(0.6)%	(68)	(0.6)%
Other, net	(58)	(0.4)%	(243)	(1.8)%	32	0.3%
Income tax expense	$2,380	15.6%	$2,444	17.9%	$1,802	15.4%
Note: Table may not sum due to rounding.
The effective income tax rates for the years ended December 31, 2024, 2023 and 2022 were 15.6%, 17.9% and 15.4%, respectively. The effective income tax rate for 2024 was lower than the effective income tax rate for 2023, primarily due to a discrete tax expense in 2023 related to changes in the valuation allowance associated with the U.S. foreign tax credits deferred tax asset. In 2023, the treatment of foreign taxes paid under the U.S. tax regulations published in 2022 changed due to the foreign tax legislation enacted in Brazil and Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”). Therefore, the Company recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. This discrete tax expense was partially offset by the Company’s ability to claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice. Additionally, a change in the Company’s geographic mix of earnings in 2024 contributed to the lower effective income tax rate compared to the prior year.
The effective income tax rate for 2023 was higher than the effective income tax rate for 2022, primarily due to changes in the valuation allowance associated with the deferred tax asset related to U.S. foreign tax credits. In 2022, the Company recognized a discrete tax benefit of $333 million to release the valuation allowance resulting from U.S. tax regulations published in the first quarter of 2022 (the “2022 Regulations”). In 2023, the treatment of foreign taxes paid under the 2022 Regulations changed due to foreign tax legislation enacted in Brazil and the Notice released by Treasury. Therefore, the Company recognized a total $327 million discrete tax expense in 2023 to establish the valuation allowance. The discrete tax expense recognized in 2023 was partially offset by the Company’s ability to claim more U.S. foreign tax credits generated in 2022 and 2023 due to the Notice.

97 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Singapore Income Tax Rate
In connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, Mastercard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance in 2010. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2024, 2023 and 2022, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $644 million, or $0.69 per diluted share, $571 million, or $0.60 per diluted share, and $454 million, or $0.47 per diluted share, respectively.
Indefinite Reinvestment
As of December 31, 2024 the Company does not accrue taxes on $3.8 billion of foreign earnings that remain permanently reinvested outside the U.S. The Company expects that taxes associated with any future repatriation of these earnings are immaterial.
Deferred Income Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 were as follows:

	2024	2023
	(in millions)
Deferred tax assets
Accrued liabilities	$939	$863
Compensation and benefits	371	335
Net operating losses	468	149
U.S. foreign tax credits	736	635
Property and equipment	432	277
Intangible assets	160	182
Lease liabilities	134	158
Other items	236	203
Less: Valuation allowance	(871)	(758)
Total deferred tax assets	2,605	2,044

Deferred tax liabilities
Prepaid expenses and other accruals	195	211
Gains on equity investments	112	112
Goodwill and intangible assets	760	518
Right-of-use lease assets	116	138
Other items	125	79
Total deferred tax liabilities	1,308	1,058

Net deferred tax assets	$1,297	$986
MASTERCARD 2024 FORM 10-K 98

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the Company’s valuation allowance on deferred tax assets were as follows:

	Balance at December 31, 2021	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2022	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2023	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2024
	(in millions)
U.S. foreign tax credit carryforward [1]	$333	$—	$(333)	$—	$308	$327	$635	$101	$—	$736
Net operating and capital losses [2]	82	23	9	114	12	(3)	123	11	1	135
Total	$415	$23	$(324)	$114	$320	$324	$758	$112	$1	$871
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
2Capital losses are included within other items in the deferred tax assets section of the components of the Deferred Income Taxes table above.
The recognition of foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law. The recognition of the net operating and capital losses is dependent on the timing and character of future taxable income in the applicable jurisdictions. As of December 31, 2024, the Company had a foreign tax credit carryforward and tax effected net operating loss carryforwards of $736 million and $468 million, respectively. The foreign tax credits begin to expire in 2029 and the majority of the net operating losses can be carried forward indefinitely.
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2024	2023	2022
	(in millions)
Beginning balance	$431	$414	$360
Additions:
Current year tax positions	37	23	22
Prior year tax positions [1]	34	16	65
Reductions:
Prior year tax positions [1]	(189)	(7)	(14)
Settlements with tax authorities	—	—	(13)
Expired statute of limitations	(9)	(15)	(6)
Ending balance	$304	$431	$414
1Includes immaterial translational impact of currency.
As of December 31, 2024, the amount of unrecognized tax benefit was $304 million. This amount, if recognized, would reduce income tax expense by $246 million. In 2024, the decrease in the Company’s unrecognized tax benefits was primarily due to the withdrawal of a prior year refund claim, which had no impact on the consolidated results of operations or financial condition.
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

99 MASTERCARD 2024 FORM 10-K

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
MASTERCARD 2024 FORM 10-K 100

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its no surcharge rule. The court granted final approval of the settlement in 2013. Following an appeal by objectors and as a result of a reversal of the settlement approval by the U.S. Court of Appeals for the Second Circuit, the case was sent back to the district court for further proceedings. The court divided the merchants’ claims into two separate classes - monetary damages claims (the “Damages Class”) and claims seeking changes to business practices (the “Rules Relief Class”). The court appointed separate counsel for each class.
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
Approximately 65 individual opt-out merchants continue to litigate, seeking treble damages and attorneys’ fees and costs. During the first quarter of 2024, the district court denied the defendants’ motions for summary judgment with respect to these ongoing individual opt-out merchant cases, sending the cases back to their original jurisdictions for trials. In October 2024, the remaining opt-out merchants submitted expert reports on liability and damages issues. The aggregate single damages claimed by these merchants total approximately $12 billion with respect to their Mastercard purchase volume. Mastercard would be responsible for 36% of any Mastercard-related judgment pursuant to the December 2011 judgment and settlement sharing agreement discussed above. The first trial in the opt-out merchant cases, which will involve six of the larger opt-out merchants, has been scheduled for October 2025.
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
As of December 31, 2024 and 2023, Mastercard had accrued a liability of $559 million and $596 million, respectively, for the U.S. MDL Litigation Cases. The liability as of December 31, 2024 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.3 billion (approximately $0.4 billion as of December 31, 2024) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. A hearing involving multiple merchant cases was completed in March 2024 concerning certain liability issues with respect to merchant claims for damages related to post-Interchange Fee Regulation consumer interchange fees as well as commercial and inter-regional interchange fees.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In December 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of December 31, 2024). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied.
In 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of December 31, 2024). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in

101 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted. In December 2024, the parties entered into a settlement agreement to resolve this matter. The parties have submitted supporting papers to the court seeking approval of the settlement, and the court has scheduled a hearing on settlement approval for late February 2025. Mastercard recorded an accrual of £200 million ($251 million as of December 31, 2024) in connection with this settlement agreement.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of December 31, 2024) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
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
In 2019, the plaintiffs in all three class complaints filed with the district court their motions for class certification. In 2023, the D.C. Circuit Court affirmed the district court’s previous order granting class certification. The U.S. Supreme Court declined to hear the defendants’ appeal of the certification decision.
In May 2024, Mastercard executed a settlement agreement with the class lawyers representing the Bank ATM Consumer Class, subject to court approval. At a hearing held in January 2025, the court indicated that it intends to provide final approval of the settlement. During the first quarter of 2024, Mastercard recorded an accrual of $93 million in connection with this matter. The litigation with the ATM Operators Class and Non-bank ATM Consumer Class is ongoing. The plaintiffs in these two remaining class complaints, in aggregate, allege over $1 billion in single damages against all of the defendants.
MASTERCARD 2024 FORM 10-K 102

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

103 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows at December 31:

	2024	2023
	(in millions)
Gross settlement exposure	$78,385	$75,023
Risk mitigation arrangements applied to settlement exposure	(13,466)	(12,167)
Net settlement exposure	$64,919	$62,856
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 23. Derivative and Hedging Instruments
The Company monitors and manages its foreign currency and interest rate exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.  A primary objective of the Company’s risk management strategies is to reduce the financial impact that may arise from volatility in foreign currency exchange rates. The Company uses both foreign exchange derivative contracts (when the hedge costs are economically justified) and foreign currency denominated debt to manage its currency exposure. In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company does not enter into derivatives for speculative purposes.
Cash Flow Hedges
The Company may enter into foreign exchange derivative contracts, including forwards and options, to manage the impact of foreign currency variability on anticipated revenues and expenses, which fluctuate based on currencies other than the functional currency of the entity. The objective of these hedging activities is to reduce the effect of movement in foreign exchange rates for a portion of revenues and expenses forecasted to occur. As these contracts are designated as cash flow hedging instruments, gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified to the consolidated statements of operations when the underlying hedged transactions impact earnings. The terms of these contracts are for generally less than 18 months.
In April 2024, the Company entered into foreign exchange derivative contracts to hedge its exposure to variability in cash flows related to foreign denominated assets. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified to the consolidated statements of operations when the hedged transactions impact earnings. Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The maximum term of these contracts was for approximately 7 years.
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
Fair Value Hedges
The Company may enter into interest rate derivative contracts, including interest rate swaps, to manage the effects of interest rate movements on the fair value of the Company's fixed-rate debt and designate such derivatives as hedging instruments in a fair value hedging relationship. Changes in fair value of these contracts and changes in fair value of fixed-rate debt attributable to changes in the hedged benchmark interest rate generally offset each other and are recorded in interest expense on the consolidated statements of operations. Gains and losses related to the net settlements of interest rate swaps are also recorded in interest
MASTERCARD 2024 FORM 10-K 104

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense on the consolidated statements of operations. The periodic cash settlements are included in operating activities on the consolidated statements of cash flows.
In 2021, the Company entered into an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap Rate. The net impact to interest expense for the years ended December 31, 2024, 2023 and 2022 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The amounts recognized in earnings related to forward points for the years ended December 31, 2024, 2023 and 2022 were not material.
As of December 31, 2024 and 2023, the Company had €1.3 billion and €1.6 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2024 and 2023, the Company de-designated €400 million and €109 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The €109 million of euro-denominated debt de-designated in December 2023 was subsequently re-designated as a net investment hedge effective April 2024. For the years ended December 31, 2024, 2023 and 2022 the Company recorded pre-tax net foreign currency gains (losses) of $104 million, $(67) million and $176 million, respectively, in other comprehensive income (loss).
As of December 31, 2024 and 2023, the Company had net foreign currency gains of $295 million and $181 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
Non-designated Derivatives
The Company may also enter into foreign exchange derivative contracts to serve as economic hedges, such as to offset possible changes in the value of monetary assets and liabilities due to foreign exchange fluctuations, without designating these derivative contracts as hedging instruments. In addition, the Company is subject to foreign exchange risk as part of its daily settlement activities. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with customers. To manage this risk, the Company may enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. The objective of these activities is to reduce the Company’s exposure to volatility arising from gains and losses resulting from fluctuations of foreign currencies against its functional currencies. Gains and losses resulting from changes in fair value of these contracts are recorded in general and administrative expenses on the consolidated statements of operations, net, along with the foreign currency gains and losses on monetary assets and liabilities.
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	December 31, 2024			December 31, 2023
	Notional	Derivative Assets	Derivative Liabilities	Notional	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$3,951	$135	$6	$1,006	$2	$25
Interest rate contracts in a fair value hedge [2]	1,000	—	63	1,000	—	79
Foreign exchange contracts in a net investment hedge [1]	2,511	54	—	—	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	2,741	17	30	5,424	34	79
Total	$10,203	$206	$99	$7,430	$36	$183
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other assets and other current liabilities on the consolidated balance sheets.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheets.

105 MASTERCARD 2024 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Years ended December 31,			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Years ended December 31,
	2024	2023	2022		2024	2023	2022
	(in millions)				(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$161	$(41)	$1	Net revenue	$8	$(29)	$16
				General and administrative [2]	$177	$—	$—

Interest rate contracts	$—	$—	$—	Interest expense	$(7)	$(6)	$(6)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$43	$(98)	$177
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at December 31, 2024 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts is summarized below:

	Years ended December 31,
Derivatives not designated as hedging instruments:	2024	2023	2022
	(in millions)
Foreign exchange contracts
General and administrative	$32	$42	$21
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. The Company’s derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions. However, the Company has elected to present derivative assets and liabilities on a gross basis on the consolidated balance sheets. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Note 24. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The Payment Solutions segment derives its revenues from a wide range of payment solutions provided to customers. Revenue is generated from offering customers access to Mastercard’s continuous payment network, as well as by providing value-added services and solutions, whether integrated and sold with the payment network or on a stand-alone basis. Revenue is recognized when services are performed in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services (i.e., fees charged to customers). All of the segment’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of Mastercard at the consolidated level. The accounting policies of the Payment Solutions segment are the same as those described in Note 1 (Summary of Significant Accounting Policies).
Mastercard’s Chief Executive Officer has been identified as the chief operating decision-maker (“CODM”). The CODM assesses performance for the Payment Solutions segment and decides how to allocate resources, including whether to reinvest profits into the Payment Solutions segment or into other business activities such as for acquisitions, to pay dividends or for share repurchases, based on net income as reported on the consolidated statements of operations (“Consolidated Net Income”). The CODM uses
MASTERCARD 2024 FORM 10-K 106

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Net Income and other measures for internal planning and forecasting purposes and in the calculation of performance-based compensation.
The following represents the selected financial information regularly reviewed by the CODM to assess performance of the Payment Solutions segment for the years ended December 31:

	2024	2023	2022
	(in millions)
Net revenue	$28,167	$25,098	$22,237
Less:
Personnel	6,673	6,022	5,263
Professional Fees	549	495	480
Data processing and telecommunications	1,119	1,008	926
Foreign exchange activity	65	83	102
Advertising and marketing	815	825	789
Depreciation and amortization	897	799	750
Provision for litigation	680	539	356
Investment Income	(327)	(274)	(61)
(Gains) losses on equity investments, net	29	61	145
Interest expense	646	575	471
Other (income) expense, net	(20)	7	(23)
Income tax expense	2,380	2,444	1,802
Other segment items [1]	1,787	1,319	1,307
Consolidated Net Income	$12,874	$11,195	$9,930
1Includes fulfillment costs, occupancy costs, travel and meeting expenses, and other overhead expenses.
Revenue by geographic market is based on the location of the Company’s customer that issued the card, the location of the merchant acquirer where the card is being used or the location of the customer receiving services. Revenue generated in the U.S. was approximately 30% of net revenue in 2024, 30% in 2023 and 33% in 2022. No individual country, other than the U.S., generated more than 10% of net revenue in those periods. Mastercard did not have any individual customer that generated greater than 10% of net revenue in 2024, 2023 or 2022.
The following table reflects the geographical location of the Company’s property, equipment and right-of-use assets, net, as of December 31:

	2024	2023	2022
	(in millions)
United States	$1,095	$1,027	$1,123
Other countries	1,043	1,034	883
Total	$2,138	$2,061	$2,006

107 MASTERCARD 2024 FORM 10-K

PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2024. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
MASTERCARD 2024 FORM 10-K 108

PART II
ITEM 9B. OTHER INFORMATION
Item 9B. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows.

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Michael Miebach, President and Chief Executive Officer	Adoption	November 18, 2024	X	-
Up to (i) 29,952 shares of Class A common stock underlying employee stock options and (ii) 41,891 shares of Class A common stock underlying unvested restricted stock units and vested but not yet settled performance stock units [3]
The earlier of (i) the date when all securities under plan are exercised and sold and (ii) November 15, 2025
Ed McLaughlin, President, Chief Technology Officer	Adoption	November 18, 2024	X	-	Up to (i) 13,040 shares of Class A common stock underlying employee stock options and (ii) 5,034 shares of Class A common stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) November 18, 2025
Craig Vosburg, Chief Services Officer	Adoption	November 14, 2024	X	-	Up to (i) 33,008 shares of Class A common stock underlying employee stock options and (ii) 3,100 shares of Class A common stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) June 30, 2025
Ling Hai, President, Asia Pacific, Europe, Middle East and Africa	Adoption	November 29, 2024	X	-	Up to 13,456 shares of Class A common stock underlying employee stock options	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) February 27, 2026
1Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Miebach’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

109 MASTERCARD 2024 FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10. Directors, executive officers and corporate governance
Information regarding our executive officers is included in section “Information about our executive officers” in Part I of this Report. Additional information required by this Item will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”), and is incorporated by reference into this Report.
Item 11. Executive compensation
The information required by this Item will appear in the Proxy Statement and is incorporated by reference into this Report.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item will appear in the Proxy Statement and is incorporated by reference into this Report.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item will appear in the Proxy Statement and is incorporated by reference into this Report.
Item 14. Principal accountant fees and services
The information required by this Item will appear in the Proxy Statement and is incorporated by reference into this Report.

111 MASTERCARD 2019 FORM 10-K

PART IV
Item 15. Exhibits and financial statement schedules
Item 16. Form 10-K summary

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Item 16. Form 10-K summary
None.
113 MASTERCARD 2024 FORM 10-K

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

4.3
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.4
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

4.6
Form of Global Note representing the Company’s 2.950% Notes due 2026 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.7
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

4.9
Form of Global Note representing the Company’s 3.5% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.10
Form of Global Note representing the Company’s 3.95% Notes due 2048 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.11	Officer’s Certificate of the Company, dated as of May 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).
4.12
Form of Global Note representing the Company’s 2.950% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.13
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

4.15
Form of Global Note representing the Company’s 2.000% Notes due 2025 (included in Officer’s Certificate of the Company, dated as of December 3, 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 3, 2019 (File No. 001-32877)).

4.16	Officer’s Certificate of the Company, dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).
4.17
Form of Global Note representing the Company’s 3.300% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.18
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

4.20	Officer’s Certificate of the Company, dated as of March 4, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).
4.21
Form of Global Note representing the Company’s 1.900% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).

4.22
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

4.24
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

4.26
Form of Global Note representing the Company’s 1.000% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of February 22, 2022) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.27	Officer’s Certificate of the Company, dated as of March 9, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).
4.28
Form of Global Note representing the Company’s 4.875% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

4.29
Form of Global Note representing the Company’s 4.850% Notes due 2033 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

4.30	Officer’s Certificate of the Company, dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).
4.31
Form of Global Note representing the Company’s 4.875% Notes due 2034 (included in Officer’s Certificate of the Company, dated as of May 9, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).

4.32
Officer’s Certificate of the Company, dated as of September 5, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.33
Form of Global Note representing the Company’s 4.100% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.34
Form of Global Note representing the Company’s 4.350% Notes due 2032 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.35
Form of Global Note representing the Company’s 4.550% Notes due 2035 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.36
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

10.4+*	Mastercard Incorporated Deferral Plan, as amended and restated effective June 15, 2017 for account balances established after December 31, 2004.
10.5+
Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated effective June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2021 (File No. 001-32877)).

10.6+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2024 (File No. 001-32877)).

10.7+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2024 (File No. 001-32877)).

10.8+
Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2024) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2024 (File No. 001-32877)).

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

10.14
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, (effective for awards granted on and subsequent to June 18, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2024 (File No. 001-32877)).

10.15
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 18, 2024) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2024 (File No. 001-32877)).

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

19.1*	Insider Trading Policy (effective January 31, 2025).
21*	List of Subsidiaries of Mastercard Incorporated.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Mastercard Incorporated Executive Officer Incentive Compensation Recovery Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed February 13, 2024 (File No. 001-32877)).

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

MASTERCARD 2024 FORM 10-K 114

SIGNATURES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 12, 2025	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 12, 2025	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 12, 2025	By:	/s/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	February 12, 2025	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 12, 2025	By:	/s/ CANDIDO BRACHER
Candido Bracher
Director

Date:	February 12, 2025	By:	/s/ RICHARD K. DAVIS
Richard K. Davis
Director

Date:	February 12, 2025	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 12, 2025	By:	/s/ CHOON PHONG GOH
Choon Phong Goh
Director

Date:	February 12, 2025	By:	/s/ MERIT E. JANOW
Merit E. Janow
Chairman of the Board; Director

Date:	February 12, 2025	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 12, 2025	By:	/s/ YOUNGME MOON
Youngme Moon
Director

Date:	February 12, 2025	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 12, 2025	By:	/s/ GABRIELLE SULZBERGER
Gabrielle Sulzberger
Director

Date:	February 12, 2025	By:	/s/ HARIT TALWAR
Harit Talwar
Director

Date:	February 12, 2025	By:	/s/ LANCE UGGLA
Lance Uggla
Director

MASTERCARD 2024 FORM 10-K 115