Form 10-Q
period 2025-03-31
Mastercard Inc
filed 2025-05-01
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 28, 2025, there were 901,263,158 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 6,784,465 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, AI, information security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, countering the financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practices regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor as well as other contractual obligations and discretionary actions we may take
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
MASTERCARD MARCH 31, 2025 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD MARCH 31, 2025 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Net Revenue	$7,250	$6,348
Operating Expenses:
General and administrative	2,523	2,286
Advertising and marketing	152	116
Depreciation and amortization	275	216
Provision for litigation	151	126
Total operating expenses	3,101	2,744
Operating income	4,149	3,604
Other Income (Expense):
Investment income	88	95
Gains (losses) on equity investments, net	(29)	6
Interest expense	(182)	(150)
Other income (expense), net	5	3
Total other income (expense)	(118)	(46)
Income before income taxes	4,031	3,558
Income tax expense	751	547
Net Income	$3,280	$3,011
Basic Earnings per Share	$3.60	$3.23
Basic weighted-average shares outstanding	912	933
Diluted Earnings per Share	$3.59	$3.22
Diluted weighted-average shares outstanding	914	935

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$3,280	$3,011
Other comprehensive income (loss):
Foreign currency translation adjustments	275	(168)
Income tax effect	(12)	9
Foreign currency translation adjustments, net of income tax effect	263	(159)

Translation adjustments on net investment hedges	(53)	47
Income tax effect	12	(11)
Translation adjustments on net investment hedges, net of income tax effect	(41)	36

Cash flow hedges	(48)	22
Income tax effect	5	(5)
Reclassification adjustments for cash flow hedges	98	5
Income tax effect	1	(2)
Cash flow hedges, net of income tax effect	56	20

Other comprehensive income (loss), net of income tax effect	278	(103)
Comprehensive Income	$3,558	$2,908

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2025 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)
	March 31, 2025	December 31, 2024
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,575	$8,442
Restricted cash and restricted cash equivalents	507	492
Restricted security deposits held for customers	1,900	1,874
Investments	319	330
Accounts receivable	3,965	3,773
Settlement assets	2,119	1,821
Prepaid expenses and other current assets	3,419	2,992
Total current assets	19,804	19,724
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,501 and $2,393, respectively	2,171	2,138
Deferred income taxes	1,575	1,614
Goodwill	9,352	9,193
Other intangible assets, net of accumulated amortization of $2,565 and $2,400, respectively	5,533	5,453
Other assets	10,035	9,959
Total Assets	$48,470	$48,081
Liabilities and Equity
Current liabilities:
Accounts payable	$993	$929
Settlement obligations	2,441	2,316
Restricted security deposits held for customers	1,900	1,874
Accrued litigation	1,057	930
Accrued expenses	9,263	10,393
Short-term debt	—	750
Other current liabilities	2,174	2,028
Total current liabilities	17,828	19,220
Long-term debt	18,802	17,476
Deferred income taxes	315	317
Other liabilities	4,829	4,553
Total Liabilities	41,774	41,566
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,405 and 1,404 shares issued and 903 and 907 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	6,326	6,442
Class A treasury stock, at cost, 502 and 497 shares, respectively	(73,995)	(71,431)
Retained earnings	75,495	72,907
Accumulated other comprehensive income (loss)	(1,155)	(1,433)
Mastercard Incorporated Stockholders' Equity	6,671	6,485
Non-controlling interests	25	30
Total Equity	6,696	6,515
Total Liabilities and Equity	$48,470	$48,081

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended March 31, 2025
Balance at beginning of period	$—	$—	$6,442	$(71,431)	$72,907	$(1,433)	$6,485	$30	$6,515
Net income	—	—	—	—	3,280	—	3,280	—	3,280
Activity related to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income (loss)	—	—	—	—	—	278	278	—	278
Dividends	—	—	—	—	(692)	—	(692)	—	(692)
Purchases of treasury stock	—	—	—	(2,573)	—	—	(2,573)	—	(2,573)
Share-based payments	—	—	(116)	9	—	—	(107)	—	(107)
Balance at end of period	$—	$—	$6,326	$(73,995)	$75,495	$(1,155)	$6,671	$25	$6,696

Three Months Ended March 31, 2024
Balance at beginning of period	$—	$—	$5,893	$(60,429)	$62,564	$(1,099)	$6,929	$46	$6,975
Net income	—	—	—	—	3,011	—	3,011	—	3,011
Activity related to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Redeemable non-controlling interest adjustments	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(103)	(103)	—	(103)
Dividends	—	—	—	—	(615)	—	(615)	—	(615)
Purchases of treasury stock	—	—	—	(2,013)	—	—	(2,013)	—	(2,013)
Share-based payments	—	—	27	8	—	—	35	—	35
Balance at end of period	$—	$—	$5,920	$(62,434)	$64,959	$(1,202)	$7,243	$43	$7,286

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD MARCH 31, 2025 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities
Net income	$3,280	$3,011
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	476	411
Depreciation and amortization	275	216
(Gains) losses on equity investments, net	29	(6)
Share-based compensation	129	108
Deferred income taxes	37	3
Other	38	32
Changes in operating assets and liabilities:
Accounts receivable	(118)	(219)
Settlement assets	(296)	(417)
Prepaid expenses	(1,458)	(1,490)
Accrued litigation and legal settlements	119	(127)
Restricted security deposits held for customers	26	16
Accounts payable	80	(21)
Settlement obligations	124	430
Accrued expenses	(784)	(446)
Net change in other assets and liabilities	423	171
Net cash provided by operating activities	2,380	1,672
Investing Activities
Purchases of investment securities available-for-sale	(119)	(95)
Purchases of investments held-to-maturity	(8)	(66)
Proceeds from sales of investment securities available-for-sale	49	22
Proceeds from maturities of investment securities available-for-sale	76	67
Proceeds from maturities of investments held-to-maturity	16	284
Purchases of property and equipment	(159)	(157)
Capitalized software	(198)	(221)
Other investing activities	3	(8)
Net cash used in investing activities	(340)	(174)
Financing Activities
Purchases of treasury stock	(2,549)	(1,992)
Dividends paid	(694)	(616)
Proceeds from debt, net	1,242	—
Payment of debt	(750)	—
Tax withholdings related to share-based payments	(277)	(170)
Cash proceeds from employee stock plans	41	97
Net cash used in financing activities	(2,987)	(2,681)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	121	(95)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(826)	(1,278)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,808	10,465
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$9,982	$9,187

The accompanying notes are an integral part of these consolidated financial statements.
10 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, there were no significant VIEs that required consolidation and the investments were not material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of December 31, 2024. The consolidated financial statements for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Company’s 2024 Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
During the three months ended March 31, 2025, the Company did not acquire any businesses. In 2024, the Company acquired businesses for total cash consideration of $2.8 billion. As of March 31, 2025, the Company was evaluating and finalizing the purchase accounting for the businesses acquired in 2024. For the preliminary fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net revenue by category:
Payment network	$4,432	$3,920
Value-added services and solutions	2,818	2,428
Net revenue	$7,250	$6,348
Net revenue by geographic region:
Americas [1]	$3,151	$2,773
Asia Pacific, Europe, Middle East and Africa	4,099	3,575
Net revenue	$7,250	$6,348
1Americas includes the United States, Canada and Latin America.
MASTERCARD MARCH 31, 2025 FORM 10-Q 11

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s customers are generally billed weekly, with certain billings occurring on a monthly and quarterly basis. The frequency of billing is dependent upon the nature of the performance obligation and the underlying contractual terms. The Company does not typically offer extended payment terms to customers. The following table sets forth the location of the amounts recognized on the consolidated balance sheets from contracts with customers:

	March 31, 2025	December 31, 2024
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,660	$3,491
Contract assets
Prepaid expenses and other current assets	194	210
Other assets	518	460
Deferred revenue [1]
Other current liabilities	1,081	890
Other liabilities	464	449

1    Revenue recognized from performance obligations satisfied during the three months ended March 31, 2025 was $651 million.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Numerator
Net income	$3,280	$3,011
Denominator
Basic weighted-average shares outstanding	912	933
Dilutive stock options and stock units	2	2
Diluted weighted-average shares outstanding [1]	914	935
Earnings per Share
Basic	$3.60	$3.23
Diluted	$3.59	$3.22
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
12 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
Investments
Investments on the consolidated balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Available-for-sale securities	$289	$292
Held-to-maturity securities [1]	30	38
Total investments	$319	$330
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2025 and 2024 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$80	$—	$—	$80	$80	$—	$—	$80
Corporate securities	174	1	—	175	187	1	—	188
Asset-backed securities	34	—	—	34	24	—	—	24
Total	$288	$1	$—	$289	$291	$1	$—	$292
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at March 31, 2025 and December 31, 2024 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates and are recorded in other comprehensive income (loss).
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at March 31, 2025 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$108	$109
Due after 1 year through 5 years	180	180
Total	$288	$289
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
MASTERCARD MARCH 31, 2025 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2024	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2025
	(in millions)
Marketable securities	$237	$—	$—	$(32)	$(3)	$202
Nonmarketable securities	1,370	7	—	3	16	1,396
Total equity investments	$1,607	$7	$—	$(29)	$13	$1,598
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Includes reclasses between Marketable and Nonmarketable securities as well as immaterial translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	March 31, 2025	December 31, 2024
	(in millions)
Measurement alternative	$1,155	$1,140
Equity method	241	230
Total Nonmarketable securities	$1,396	$1,370
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through March 31, 2025:

(in millions)
Initial cost basis	$719
Cumulative adjustments [1]:
Upward adjustments	625
Downward adjustments (including impairment)	(189)
Carrying amount, end of period	$1,155
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Measurement alternative investments:
Upward adjustments	$2	$7
Downward adjustments (including impairment)	(3)	(3)
Marketable securities:
Unrealized gains (losses), net	(32)	7
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
14 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$43	$37	$—	$80	$36	$44	$—	$80
Corporate securities	—	175	—	175	—	188	—	188
Asset-backed securities	—	34	—	34	—	24	—	24
Derivative instruments [2]:
Foreign exchange contracts	—	103	—	103	—	206	—	206
Marketable securities [3]:
Equity securities	202	—	—	202	237	—	—	237
Deferred compensation plan [4]:
Deferred compensation assets	93	—	—	93	107	—	—	107

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$36	$—	$36	$—	$36	$—	$36
Interest rate contracts	—	50	—	50	—	63	—	63
Deferred compensation plan [5]:
Deferred compensation liabilities	99	—	—	99	105	—	—	105
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
4The Company has a nonqualified deferred compensation plan under which assets are invested primarily in mutual funds held in a rabbi trust or are held as cash equivalents, all of which are restricted for payments to participants of the plan. The Company has elected to use the fair value option for these assets, which are measured using quoted prices of identical instruments in active markets. These are included in prepaid expenses and other current assets and restricted cash and restricted cash equivalents on the consolidated balance sheets.
5The Company has a nonqualified deferred compensation plan under which liabilities are measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants. These are included in other liabilities on the consolidated balance sheets.
Nonrecurring Measurements
Nonmarketable Securities
The Company’s Nonmarketable securities are recorded at fair value on a nonrecurring basis in periods after initial recognition under the equity method or measurement alternative method. Nonmarketable securities are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its Nonmarketable securities when certain events or circumstances indicate that impairment may exist. Observable price changes in orderly transactions for identical or similar investments of the same issuer could also result in fair value adjustments. See Note 5 (Investments) for further details.
MASTERCARD MARCH 31, 2025 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At March 31, 2025, the carrying value and fair value of debt was $18.8 billion and $17.6 billion, respectively. At December 31, 2024, the carrying value and fair value of debt was $18.2 billion and $16.8 billion, respectively. See Note 9 (Debt) for further details.
Other Financial Instruments
Certain other financial instruments are carried on the consolidated balance sheets at cost or amortized cost basis, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash and restricted cash equivalents, restricted security deposits held for customers, time deposits, accounts receivable, settlement assets, accounts payable, settlement obligations and other accrued liabilities.
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Customer incentives	$1,945	$1,854
Other	1,474	1,138
Total prepaid expenses and other current assets	$3,419	$2,992
Other assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Customer incentives	$6,574	$6,550
Equity investments	1,598	1,607
Income taxes receivable	980	1,002
Other	883	800
Total other assets	$10,035	$9,959
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Customer incentives	$7,163	$7,627
Personnel costs	734	1,681
Income and other taxes	737	454
Other	629	631
Total accrued expenses	$9,263	$10,393
As of March 31, 2025 and December 31, 2024, long-term customer incentives included in other liabilities were $2,904 million and $2,820 million, respectively.
16 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			March 31, 2025	December 31, 2024	Effective Interest Rate
			(in millions)
Senior Notes

2025 USD Notes	Floating Rate	Senior Notes due March 2028	$300	$—	**
	4.550%	Senior Notes due March 2028	450	—	4.727%
	4.950%	Senior Notes due March 2032	500	—	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	810	781	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	—	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	865	833	2.189%
	2.500%	Senior Notes due December 2030	162	156	2.562%

			18,987	18,420
Less: Unamortized discount and debt issuance costs			(135)	(131)
Less: Cumulative hedge accounting fair value adjustments [1]			(50)	(63)
Total debt outstanding			18,802	18,226
Less: Short-term debt [2]			—	(750)
Long-term debt			$18,802	$17,476
**The $300 million of Senior Notes due March 2028 are Floating Rate Notes that bear interest at a floating rate, reset quarterly, equal to the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.44%.
1The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 16 (Derivative and Hedging Instruments) for additional information.
2As of December 31, 2024, the 2019 USD Notes due March 2025 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets.
MASTERCARD MARCH 31, 2025 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
In February 2025, the Company issued $300 million principal amount of Floating Rate Notes due March 2028, $450 million principal amount of 4.550% notes due March 2028 and $500 million principal amount of 4.950% notes due March 2032 (collectively, the “2025 USD Notes”). The net proceeds from the issuance of the 2025 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.242 billion.
The 2025 USD Notes are not subject to any financial covenants, are senior unsecured obligations and rank equally with any future unsecured and unsubordinated indebtedness. At the Company’s option, the notes may be redeemed in whole, or in part, at any time for a specified make-whole amount, with the exception of the Floating Rate Notes.
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Dividends declared per share	$0.76	$0.66
Total dividends declared	$692	$615
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended March 31,
	2025		2024
	Outstanding Shares		Outstanding Shares
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	906.6	6.8	927.3	7.2
Purchases of treasury stock	(4.7)	—	(4.4)	—
Share-based payments	1.1	—	1.2	—
Conversion of Class B to Class A common stock	—	—	0.1	(0.1)
Balance at end of period	903.0	6.8	924.2	7.1

In December 2024 and 2023, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $12.0 billion and $11.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Dollar-value of shares repurchased	$2,549	$1,992
Shares repurchased	4.7	4.4
Average price paid per share	$541.38	$454.23
As of March 31, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $12.6 billion. Through April 28, 2025, the Company repurchased $884 million dollar-value of shares. As of April 28, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $11.8 billion.
18 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

	December 31, 2024	Increase / (Decrease)	Reclassifications	March 31, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$263	$—	$(1,295)
Translation adjustments on net investment hedges [2]	295	(41)	—	254
Cash flow hedges
Foreign exchange contracts [3]	(51)	(43)	97	3
Interest rate contracts	(113)	—	2	(111)
Defined benefit pension and other postretirement plans	(6)	—	—	(6)
Accumulated other comprehensive income (loss)	$(1,433)	$179	$99	$(1,155)

	December 31, 2023	Increase / (Decrease)	Reclassifications	March 31, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(159)	$—	$(1,278)
Translation adjustments on net investment hedges [2]	181	36	—	217
Cash flow hedges
Foreign exchange contracts [3]	(17)	17	2	2
Interest rate contracts	(118)	—	1	(117)
Defined benefit pension and other postretirement plans	(25)	—	—	(25)
Investment securities available-for-sale	(1)	—	—	(1)
Accumulated other comprehensive income (loss)	$(1,099)	$(106)	$3	$(1,202)
1During the three months ended March 31, 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro, British pound, and Brazilian real against the U.S. dollar. During the three months ended March 31, 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and British pound against the U.S. dollar.
2During the three months ended March 31, 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the euro against the U.S. dollar. During the three months ended March 31, 2024, the increase in the accumulated other comprehensive income related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
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
Note 12. Share-Based Payments
During the three months ended March 31, 2025, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2025	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$193
Restricted stock units	1.0	$567
Performance stock units	0.1	$612
The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculates the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2025 was estimated to be six years, while the expected volatility was determined to be 27.4%. These awards expire ten years from the date of grant and vest ratably over three years.
MASTERCARD MARCH 31, 2025 FORM 10-Q 19

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
Note 13. Income Taxes
The effective income tax rates for the three months ended March 31, 2025 and 2024 were 18.6% and 15.4%, respectively. The higher effective income tax rate for the three months ended March 31, 2025, versus the comparable period in 2024, was primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025 in Singapore and various other jurisdictions. The Pillar 2 Rules primarily offset the reduction to the Company’s effective income tax rate resulting from the Company’s incentive grant received from the Singapore Ministry of Finance.
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
20 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
In 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims, with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The Damages Class settlement agreement became final in 2023. Since 2018, Mastercard has reached settlements or agreements in principle to settle with over 250 opt-out merchants. These opt-out merchant settlements, along with the Damages Class settlement, represent over 90% of Mastercard’s U.S. interchange volume.
Approximately 60 individual opt-out merchants continue to litigate, seeking treble damages and attorneys’ fees and costs. In 2024, the district court denied the defendants’ motions for summary judgment with respect to these ongoing individual opt-out merchant cases, sending the cases back to their original jurisdictions for trials. The remaining opt-out merchants claim aggregate single damages of approximately $10 billion with respect to their Mastercard purchase volume. Mastercard would be responsible for 36% of any Mastercard-related judgment pursuant to the 2011 judgment and settlement sharing agreement discussed above. The first trial in the opt-out merchant cases, which will involve five of the larger opt-out merchants, has been scheduled for October 2025.
In 2021, the district court granted the Rules Relief Class’s motion for class certification. In 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which was subsequently denied by the court. The parties are in ongoing settlement discussions. The court has not yet scheduled a trial date.
As of March 31, 2025 and December 31, 2024, Mastercard had accrued a liability of $679 million and $559 million, respectively, for the U.S. MDL Litigation Cases. The liability as of March 31, 2025 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe. Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.2 billion (approximately $0.3 billion as of March 31, 2025) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases
MASTERCARD MARCH 31, 2025 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have been completed. The parties are awaiting decisions, after which additional hearings on liability and damages issues in those matters are expected.
In a separate matter, Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of March 31, 2025). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied.
In 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $13 billion as of March 31, 2025). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted. In December 2024, the parties entered into a settlement agreement to resolve this matter. Mastercard recorded an accrual of £200 million ($259 million as of March 31, 2025) in December 2024 in connection with this settlement agreement. During a settlement approval hearing in February 2025, the trial court orally approved the settlement. Mastercard awaits the court’s written approval decision.
Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.4 billion as of March 31, 2025) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Australia. In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues that was originally scheduled for March 2025 has been pushed back to April 2026.
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
Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against Mastercard and Visa on behalf of different putative classes of users of ATM services. The claims in these actions largely mirror the allegations made in the ATM Operators Class Complaint, although these complaints seek damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank (“Bank ATM Consumer Class Complaint”) and non-bank (“Non-bank ATM Consumer Class Complaint”) ATM operators as a result of the defendants’ ATM rules. Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.  In 2023, the D.C. Circuit Court affirmed the district court’s previous order granting class certification to the plaintiffs in all three class complaints.
In 2024, Mastercard executed a settlement agreement with the class lawyers representing the Bank ATM Consumer Class, subject to court approval, and recorded an accrual of $93 million in connection with this matter. At a hearing held in January 2025, the court indicated that it intends to provide final approval of the settlement. The litigation with the ATM Operators Class and Non-bank ATM Consumer Class is ongoing. The plaintiffs in these two remaining class complaints, in aggregate, allege over $1 billion in single damages against all of the defendants.
22 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
U.S. Department of Justice Investigation
In 2023, Mastercard received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice Antitrust Division (“DOJ”) seeking documents and information regarding a potential violation of Sections 1 or 2 of the Sherman Act. The CID focuses on Mastercard’s U.S. debit program and competition with other payment networks and technologies. Mastercard is cooperating with the DOJ in connection with the CID.
European Commission Investigation
In 2024, Mastercard received a formal request for information from the European Commission seeking documents and information in connection with an investigation into alleged anti-competitive behavior of certain card scheme services in the European Union/EEA. The request focuses on Mastercard’s practices regarding network fees related to acquirers. Mastercard is cooperating with the European Commission in connection with the request.
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
Gross settlement exposure is estimated using the average daily payment volume during the three months prior to period end multiplied by the estimated number of days of exposure. The Company has global risk management policies, procedures and standards that provide a framework for managing the Company’s settlement risk and exposure. In the event of failed settlement by a customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer settlement failures.
As part of its policies, Mastercard requires certain customers that do not meet the Company’s risk standards to enter into risk mitigation arrangements, including cash collateral and/or forms of credit enhancement such as letters of credit and guarantees. This requirement is based on a review of the individual risk circumstances for each customer. Mastercard monitors its credit risk portfolio and the adequacy of its risk mitigation arrangements on a regular basis. Additionally, the Company periodically reviews its risk management methodology and standards. The amounts of estimated settlement exposure are revised as necessary.
MASTERCARD MARCH 31, 2025 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Gross settlement exposure	$76,269	$78,385
Risk mitigation arrangements applied to settlement exposure	(13,703)	(13,466)
Net settlement exposure	$62,566	$64,919
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
In 2024, the Company entered into foreign exchange derivative contracts to hedge its exposure to variability in cash flows related to foreign denominated assets. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified to the consolidated statements of operations when the hedged transactions impact earnings. Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The maximum term of these contracts was for approximately 7 years.
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
Fair Value Hedges
The Company may enter into interest rate derivative contracts, including interest rate swaps, to manage the effects of interest rate movements on the fair value of the Company's fixed-rate debt and designate such derivatives as hedging instruments in a fair value hedging relationship. Changes in fair value of these contracts and changes in fair value of fixed-rate debt attributable to changes in the hedged benchmark interest rate generally offset each other and are recorded in interest expense on the consolidated statements of operations. Gains and losses related to the net settlements of interest rate swaps are also recorded in interest expense on the consolidated statements of operations. The periodic cash settlements are included in operating activities on the consolidated statements of cash flows.
The Company has an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impact to interest expense for the three months ended March 31, 2025 and 2024 were not material.
24 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The amounts recognized in earnings related to forward points for the three months ended March 31, 2025 and 2024 were not material.
As of March 31, 2025 and December 31, 2024, the Company had €1.7 billion and €1.3 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2024, the Company de-designated €400 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective March 2025. For the three months ended March 31, 2025 and 2024, the Company recorded pre-tax net foreign currency gains (losses) of $(65) million and $44 million, respectively, in other comprehensive income (loss).
As of March 31, 2025 and December 31, 2024, the Company had net foreign currency gains of $254 million and $295 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2025			December 31, 2024
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$4,727	$95	$19	$3,951	$135	$6
Interest rate contracts in a fair value hedge [2]	1,000	—	50	1,000	—	63
Foreign exchange contracts in a net investment hedge [1]	—	—	—	2,511	54	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	3,975	8	17	2,741	17	30
Total	$9,702	$103	$86	$10,203	$206	$99
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other assets and other current liabilities on the consolidated balance sheets.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheets.
MASTERCARD MARCH 31, 2025 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended March 31,
	2025	2024		2025	2024
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$(48)	$22	Net revenue	$5	$(3)
			General and administrative [2]	$(101)	$—

Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$12	$3
1Includes immaterial forward points excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial forward points excluded from the effectiveness assessment recognized in earnings.

The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2025 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts is summarized below:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange contracts
General and administrative	$20	$72
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
26 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The following represents the selected financial information of the Payment Solutions segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net revenue	$7,250	$6,348
Less:
Personnel	1,688	1,514
Professional Fees	113	116
Data processing and telecommunications	292	263
Foreign exchange activity	1	28
Advertising and marketing	152	116
Depreciation and amortization	275	216
Provision for litigation	151	126
Investment Income	(88)	(95)
(Gains) losses on equity investments, net	29	(6)
Interest expense	182	150
Other (income) expense, net	(5)	(3)
Income tax expense	751	547
Other segment items [1]	429	365
Consolidated net income	$3,280	$3,011
1Includes fulfillment costs, occupancy costs, travel and meeting expenses and other overhead expenses.

MASTERCARD MARCH 31, 2025 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2024 as contained in the Company's 2024 Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2025. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Global Economic, Political, Financial and Societal Events and Conditions
We continue to monitor government actions and changes in policies across the globe, including those related to tariffs. The extent to which these developments affect our business and results of operations, if at all, are uncertain and cannot be predicted at this time.

Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
	(in millions, except percentages and per share data)
Net revenue	$7,250	$6,348	14%
Operating expenses	$3,101	$2,744	13%
Operating income	$4,149	$3,604	15%
Operating margin	57.2%	56.8%	0.4 ppt
Income tax expense	$751	$547	37%
Effective income tax rate	18.6%	15.4%	3.3 ppt
Net income	$3,280	$3,011	9%
Diluted earnings per share	$3.59	$3.22	11%
Diluted weighted-average shares outstanding	914	935	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$7,250	$6,348	14%	17%
Adjusted operating expenses	$2,950	$2,617	13%	14%
Adjusted operating margin	59.3%	58.8%	0.5 ppt	0.9 ppt
Adjusted effective income tax rate	19.1%	15.9%	3.2 ppt	3.4 ppt
Adjusted net income	$3,406	$3,093	10%	13%
Adjusted diluted earnings per share	$3.73	$3.31	13%	16%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
28 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three months ended March 31, 2025, versus the comparable period in 2024:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 14%	up 17%

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expense increases were primarily due to higher general and administrative and advertising and marketing expenses.
up 13%	up 14%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP
Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025.

18.6%	19.1%
up 3.3 ppt	up 3.2 ppt

Other financial highlights for the three months ended March 31, 2025 were as follows:
•We generated net cash flows from operations of $2.4 billion.
•We repurchased 4.7 million shares of our common stock for $2.5 billion and paid dividends of $694 million.
•We completed a debt offering in February 2025 for an aggregate principal amount of $1.25 billion.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). As described more fully below, our non-GAAP financial measures exclude the impact of gains and losses on our equity investments, which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude the impact of special items, where applicable, which represent litigation judgments and settlements and certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency, which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation, among other things. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share, each as adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP.
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three months ended March 31, 2025 and 2024, we recorded net losses of $29 million ($25 million after tax, or $0.03 per diluted share) and net gains of $6 million ($5 million after tax, or $0.01 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
MASTERCARD MARCH 31, 2025 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
Litigation provisions
•In the three months ended March 31, 2025, we recorded charges of $151 million ($102 million after tax, or $0.11 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation.
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
Currency-neutral Growth Rates
Currency-neutral growth rates are non-GAAP financial measures and are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of currency translation represents the effect of translating operating results where the functional currency is different from our U.S. dollar reporting currency. The impact of the transactional currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency of the entity. The impact of the related realized gains and losses resulting from our foreign exchange derivative contracts designated as cash flow hedging instruments (specifically those that manage the impact of foreign currency variability on anticipated revenues and expenses) is recognized in the respective financial statement line item on the consolidated statements of operations when the underlying forecasted transactions impact earnings.
The translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments as specified in the preceding paragraph (collectively, the “Currency Impact”) has been excluded from our currency-neutral growth rates and has been identified in the “Non-GAAP Reconciliations” tables below and our “Drivers of Change” tables. See “Foreign Currency - Currency Impact” for further information on our currency impacts and “Financial Results - Net Revenue” and “Financial Results - Operating Expenses” for our "Drivers of Change” tables.
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended March 31, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,101	57.2%	$(118)	18.6%	$3,280	$3.59
(Gains) losses on equity investments	**	**	29	—%	25	0.03
Litigation provisions	(151)	2.1%	**	0.5%	102	0.11
Adjusted - Non-GAAP	$2,950	59.3%	$(89)	19.1%	$3,406	$3.73

	Three Months Ended March 31, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,744	56.8%	$(46)	15.4%	$3,011	$3.22
(Gains) losses on equity investments	**	**	(6)	—%	(5)	(0.01)
Litigation provisions	(126)	2.0%	**	0.5%	87	0.09
Adjusted - Non-GAAP	$2,617	58.8%	$(52)	15.9%	$3,093	$3.31
Note: Tables may not sum due to rounding.
**    Not applicable.
30 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2025 as compared to the Three Months Ended March 31, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	0.4 ppt	3.3 ppt	9%	11%
(Gains) losses on equity investments	**	**	— ppt	1%	1%
Litigation provisions	—%	0.1 ppt	— ppt	—%	—%
Adjusted - Non-GAAP	13%	0.5 ppt	3.2 ppt	10%	13%
Currency Impact	2%	0.4 ppt	0.2 ppt	3%	3%
Adjusted - Non-GAAP - currency-neutral	14%	0.9 ppt	3.4 ppt	13%	16%
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
Key Drivers
Gross Dollar Volume (“GDV”) measures dollar volume of activity, including both domestic and cross-border volume, on cards carrying our brands during the period, on a local currency basis and U.S. dollar-converted basis. GDV represents purchase volume plus cash volume; “purchase volume” means the aggregate dollar amount of purchases made with Mastercard-branded cards for the relevant period; and “cash volume” means the aggregate dollar amount of cash disbursements and includes the impact of balance transfers and convenience checks obtained with Mastercard-branded cards for the relevant period. Information denominated in U.S. dollars relating to GDV is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which our volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter.  We report period-over-period rates of change in purchase volume and cash volume on the basis of local currency information, in order to eliminate the impact of changes in the value of currencies against the U.S. dollar in calculating such rates of change. Data used in the calculation of GDV is provided by our customers and is subject to verification by Mastercard and partial cross-checking against information provided by Mastercard’s transaction switching systems. All data is subject to revision and amendment by Mastercard or our customers.
Cross-border Volume Growth measures the growth of cross-border dollar volume during the period, on a local currency basis and U.S. dollar-converted basis, for all Mastercard-branded programs.
Switched Transactions measures the number of transactions switched by Mastercard, which is defined as the number of transactions initiated and switched through our network during the period.
MASTERCARD MARCH 31, 2025 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended March 31,
	2025		2024
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	6%	9%	9%	11%
United States	7%	7%	6%	6%
Worldwide less United States	5%	10%	10%	13%

Cross-border volume growth [1]	12%	15%	19%	18%

	Three Months Ended March 31,
	2025	2024
	Increase/(Decrease)
Switched transactions growth	9%	13%
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,658	$2,470	8%	12%
Cross-border assessments	2,595	2,238	16%	18%
Transaction processing assessments	3,527	3,086	14%	17%
Other network assessments	231	226	2%	3%
32 MASTERCARD MARCH 31, 2025 FORM 10-Q

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2025, GDV on a U.S. dollar-converted basis increased 6%, while GDV on a local currency basis increased 9%, versus the comparable period in 2024. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
	($ in millions)
Payment network	$4,432	$3,920	13%
Value-added services and solutions	2,818	2,428	16%
Total net revenue	$7,250	$6,348	14%
For the three months ended March 31, 2025, net revenue increased 14%, or 17% on a currency-neutral basis, versus the comparable period in 2024, which included a 1 percentage point increase from acquisitions completed in 2024 (“Acquisitions”). The remaining increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 13%, or 16% on a currency-neutral basis, versus the comparable period in 2024. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $4,579 million of rebates and incentives provided to customers, which increased 12%, or 15% on a currency-neutral basis, versus the comparable period in 2024, primarily due to an increase in our key drivers as well as new and renewed deals.
MASTERCARD MARCH 31, 2025 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 16%, or 18% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) our security and digital and authentication solutions, and consumer acquisition and engagement services, (2) growth in our underlying key drivers and (3) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for a further discussion of our revenue recognition policies.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	16%	**	(3)%	13%
Value-added services and solutions	15%	4%	(2)%	16%
Net revenue	15%	1%	(3)%	14%
Note: Table may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
Operating Expenses
For the three months ended March 31, 2025, operating expenses increased 13% versus the comparable period in 2024. Adjusted operating expenses increased 13%, or 14% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2025	2024
	($ in millions)
General and administrative	$2,523	$2,286	10%
Advertising and marketing	152	116	32%
Depreciation and amortization	275	216	27%
Provision for litigation	151	126	19%
Total operating expenses	3,101	2,744	13%
Special Items [1]	(151)	(126)	19%
Adjusted total operating expenses [1]	$2,950	$2,617	13%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
34 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	Three Months Ended March 31, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2]	Total
General and administrative	9%	3%	(2)%	**	10%
Advertising and marketing	32%	2%	(2)%	**	32%
Depreciation and amortization	14%	14%	(1)%	**	27%
Provision for litigation	**	**	**	19%	19%
Total operating expenses	10%	4%	(2)%	—%	13%
Note: Table may not sum due to rounding.
**    Not applicable.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
For the three months ended March 31, 2025, general and administrative expenses increased 10%, or 12% on a currency-neutral basis, versus the comparable period in 2024, which included a 3 percentage point increase from Acquisitions. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
	($ in millions)
Personnel	$1,688	$1,514	11%
Professional fees	113	116	(2)%
Data processing and telecommunications	292	263	11%
Foreign exchange activity [1]	1	28	**
Other	429	365	18%
Total general and administrative expenses	$2,523	$2,286	10%
**    Not meaningful.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended March 31, 2025, advertising and marketing expenses increased 32%, or 34% on a currency-neutral basis, versus the comparable period in 2024, which included a 2 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on marketing campaigns and sponsorships.
Depreciation and Amortization
For the three months ended March 31, 2025, depreciation and amortization expenses increased 27%, or 28% on a currency-neutral basis, versus the comparable period in 2024, which included a 14 percentage point increase from Acquisitions. The remaining increase was primarily due to increased software capitalization driven by the continued growth of our business.
Provision for Litigation
For the three months ended March 31, 2025, we recorded charges of $151 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. See “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD MARCH 31, 2025 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
	2025	2024
	(in millions)
Investment income	$88	$95	$(7)
Gains (losses) on equity investments, net	(29)	6	(35)
Interest expense	(182)	(150)	(32)
Other income (expense), net	5	3	2
Total other income (expense)	(118)	(46)	(72)
(Gains) losses on equity investments [1]	29	(6)	35
Adjusted total other income (expense) [1]	$(89)	$(52)	$(37)
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the three months ended March 31, 2025 and 2024 were 18.6% and 15.4%, respectively. The adjusted effective income tax rates for the three months ended March 31, 2025 and 2024 were 19.1% and 15.9%, respectively. Both the as-reported and as-adjusted effective income tax rates for the three months ended March 31, 2025 and 2024 were higher versus the comparable period in 2024, primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025 in Singapore and various other jurisdictions. The Pillar 2 Rules primarily offset the reduction to our effective income tax rate resulting from our incentive grant received from the Singapore Ministry of Finance.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2025	December 31, 2024
	(in billions)
Cash, cash equivalents and investments [1]	$7.9	$8.8
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents and restricted security deposits held for customers at March 31, 2025 and December 31, 2024 of $2.4 billion.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our 2024 Form 10-K and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
36 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$2,380	$1,672
Net cash used in investing activities	$(340)	$(174)
Net cash used in financing activities	$(2,987)	$(2,681)
Net cash provided by operating activities increased $708 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to higher net income after adjusting for non-cash items as well as less cash paid for litigation settlements, partially offset by higher employee incentives paid.
Net cash used in investing activities increased $166 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to lower proceeds from maturities of investment securities, partially offset by lower purchases of investment securities.
Net cash used in financing activities increased $306 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to the repayment of debt and higher cash paid for repurchases of our Class A common stock and dividends, partially offset by cash proceeds received from our February 2025 debt issuance.
Debt and Credit Availability
In February 2025, we issued $300 million principal amount of Floating Rate Notes due March 2028, $450 million principal amount of 4.550% notes due March 2028 and $500 million principal amount of 4.950% notes due March 2032 (collectively the “2025 USD Notes”). The net proceeds from the issuance of the 2025 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $1.242 billion.
In March 2025, $750 million of principal related to the 2019 USD Notes matured and was paid. Our total debt outstanding at March 31, 2025 and December 31, 2024 was $18.8 billion and $18.2 billion, respectively, with the earliest maturity of $750 million of principal occurring in November 2026.
As of March 31, 2025, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that expires in November 2029.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at March 31, 2025 and December 31, 2024.
See Note 9 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 15 (Debt) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
Aggregate payments for quarterly dividends for the three months ended March 31, 2025 totaled $694 million.
On December 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on February 7, 2025 to holders of record as of January 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $694 million.
On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on May 9, 2025 to holders of record as of April 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $691 million.
MASTERCARD MARCH 31, 2025 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively. The program approved in 2024 became effective in April 2025 after the completion of the program approved in 2023. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through March 31, 2025, unless otherwise noted:

(in millions, except per share data)
Remaining authorization at December 31, 2024	$15,188
Dollar-value of shares repurchased during the three months ended March 31, 2025	$2,549
Remaining authorization at March 31, 2025	$12,639
Shares repurchased during the three months ended March 31, 2025	4.7
Average price paid per share during the three months ended March 31, 2025	$541.38
Dollar-value of shares repurchased April 1, 2025 through April 28, 2025	$884
Note: Table may not sum due to rounding.
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $459 million and $475 million on our foreign exchange derivative contracts outstanding at March 31, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at March 31, 2025 and December 31, 2024.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of March 31, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $279 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2024, before considering the offsetting effect of the underlying hedged activity.
38 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2025 and December 31, 2024.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $18 million and $20 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at March 31, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD MARCH 31, 2025 FORM 10-Q 39

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our 2024 Form 10-K.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2025, we repurchased 4.7 million shares for $2.5 billion at an average price of $541.38 per share of Class A common stock. The following table presents our repurchase activity on a cash basis during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,493,075	$525.10	1,493,075	$14,404,195,793
February 1 - 28	1,252,051	$563.52	1,252,051	$13,698,634,961
March 1 - 31	1,964,102	$539.65	1,964,102	$12,638,711,388
Total	4,709,228	$541.38	4,709,228
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively.
MASTERCARD MARCH 31, 2025 FORM 10-Q 41

PART II
ITEM 5. OTHER INFORMATION
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, certain of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock.

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Julius Genachowski, Director	Adoption	March 13, 2025	X	-	Up to 622 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are sold and (ii) August 15, 2026
Linda Kirkpatrick, President, Americas	Adoption	March 14, 2025	X	-	Up to 2,875 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are sold and (ii) September 30, 2025
Timothy Murphy, Vice Chair and Former Chief Administrative Officer [3]	Adoption	February 4, 2025	X	-	Up to (i) 11,567 shares of Class A common stock underlying employee stock options and (ii) 6,572 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) December 31, 2025
Raj Seshadri, Chief Commercial Payments Officer	Adoption	March 14, 2025	X	-	Up to 5,181 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are sold and (ii) December 31, 2025
Craig Vosburg, Chief Services Officer	Adoption	March 6, 2025	X	-	Up to (i) 28,284 shares of Class A common stock underlying employee stock options and (ii) 4,623 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) February 6, 2026
1Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3Mr. Murphy became Vice Chair effective May 1, 2025.
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 6. Exhibits
Refer to the Exhibit Index included herein.
42 MASTERCARD MARCH 31, 2025 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
10.1*+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025).
10.2*+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025).
10.3*+	Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025).
4.1
Officer’s Certificate of the Company, dated as of February 27, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.2
Form of Global Note representing the Company’s Floating Rate Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 4.550% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 4.950% Notes due 2032 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

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
MASTERCARD MARCH 31, 2025 FORM 10-Q 43

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	May 1, 2025	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2025	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2025	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
44 MASTERCARD MARCH 31, 2025 FORM 10-Q