Form 10-Q
period 2025-06-30
Mastercard Inc
filed 2025-07-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 28, 2025, there were 897,274,172 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 6,737,665 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	30	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	42	Item 3.	Quantitative and qualitative disclosures about market risk
	43	Item 4.	Controls and procedures

PART II	45	Item 1.	Legal proceedings
	45	Item 1A.	Risk factors
	45	Item 2.	Unregistered sales of equity securities and use of proceeds
	45	Item 5.	Other information
	45	Item 6.	Exhibits
	47	-	Signatures

2 MASTERCARD JUNE 30, 2025 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, AI, information security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, countering the financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practices regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor as well as other contractual obligations and discretionary actions we may take
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
MASTERCARD JUNE 30, 2025 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD JUNE 30, 2025 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net Revenue	$8,133	$6,961	$15,383	$13,309
Operating Expenses:
General and administrative	2,766	2,418	5,289	4,704
Advertising and marketing	213	184	365	300
Depreciation and amortization	281	225	556	441
Provision for litigation	96	98	247	224
Total operating expenses	3,356	2,925	6,457	5,669
Operating income	4,777	4,036	8,926	7,640
Other Income (Expense):
Investment income	70	60	158	155
Gains (losses) on equity investments, net	4	(13)	(25)	(7)
Interest expense	(195)	(153)	(377)	(303)
Other income (expense), net	16	9	21	12
Total other income (expense)	(105)	(97)	(223)	(143)
Income before income taxes	4,672	3,939	8,703	7,497
Income tax expense	971	681	1,722	1,228
Net Income	$3,701	$3,258	$6,981	$6,269
Basic Earnings per Share	$4.08	$3.51	$7.67	$6.74
Basic weighted-average shares outstanding	908	929	910	931
Diluted Earnings per Share	$4.07	$3.50	$7.66	$6.72
Diluted weighted-average shares outstanding	909	930	911	933

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net Income	$3,701	$3,258	$6,981	$6,269
Other comprehensive income (loss):
Foreign currency translation adjustments	412	(46)	687	(214)
Income tax effect	(44)	18	(56)	27
Foreign currency translation adjustments, net of income tax effect	368	(28)	631	(187)

Translation adjustments on net investment hedges	(155)	2	(208)	49
Income tax effect	34	—	46	(11)
Translation adjustments on net investment hedges, net of income tax effect	(121)	2	(162)	38

Cash flow hedges	(300)	91	(348)	113
Income tax effect	17	(3)	22	(8)
Reclassification adjustments for cash flow hedges	276	(68)	374	(63)
Income tax effect	(5)	1	(4)	(1)
Cash flow hedges, net of income tax effect	(12)	21	44	41

Defined benefit pension and other postretirement plans	—	2	—	2
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	2	—	2

Investment securities available-for-sale	1	—	1	—
Income tax effect	—	—	—	—
Investment securities available-for-sale, net of income tax effect	1	—	1	—

Other comprehensive income (loss), net of income tax effect	236	(3)	514	(106)
Comprehensive Income	$3,937	$3,255	$7,495	$6,163

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2025 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)
	June 30, 2025	December 31, 2024
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$9,031	$8,442
Restricted cash and restricted cash equivalents	542	492
Restricted security deposits held for customers	1,999	1,874
Investments	336	330
Accounts receivable	4,184	3,773
Settlement assets	2,418	1,821
Prepaid expenses and other current assets	3,630	2,992
Total current assets	22,140	19,724
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,625 and $2,393, respectively	2,225	2,138
Deferred income taxes	1,570	1,614
Goodwill	9,598	9,193
Other intangible assets, net of accumulated amortization of $2,816 and $2,400, respectively	5,629	5,453
Other assets	10,269	9,959
Total Assets	$51,431	$48,081
Liabilities and Equity
Current liabilities:
Accounts payable	$818	$929
Settlement obligations	2,676	2,316
Restricted security deposits held for customers	1,999	1,874
Accrued litigation	1,035	930
Accrued expenses	10,116	10,393
Short-term debt	—	750
Other current liabilities	2,385	2,028
Total current liabilities	19,029	19,220
Long-term debt	18,970	17,476
Deferred income taxes	361	317
Other liabilities	5,197	4,553
Total Liabilities	43,557	41,566
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,405 and 1,404 shares issued and 899 and 907 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,562	6,442
Class A treasury stock, at cost, 506 and 497 shares, respectively	(76,299)	(71,431)
Retained earnings	78,509	72,907
Accumulated other comprehensive income (loss)	(919)	(1,433)
Mastercard Incorporated Stockholders' Equity	7,853	6,485
Non-controlling interests	21	30
Total Equity	7,874	6,515
Total Liabilities and Equity	$51,431	$48,081

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended June 30, 2025
Balance at beginning of period	$—	$—	$6,326	$(73,995)	$75,495	$(1,155)	$6,671	$25	$6,696
Net income	—	—	—	—	3,701	—	3,701	—	3,701
Activity related to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	—	236	236	—	236
Dividends	—	—	—	—	(687)	—	(687)	—	(687)
Purchases of treasury stock	—	—	—	(2,321)	—	—	(2,321)	—	(2,321)
Share-based payments	—	—	236	17	—	—	253	—	253
Balance at end of period	$—	$—	$6,562	$(76,299)	$78,509	$(919)	$7,853	$21	$7,874

Six Months Ended June 30, 2025
Balance at beginning of period	$—	$—	$6,442	$(71,431)	$72,907	$(1,433)	$6,485	$30	$6,515
Net income	—	—	—	—	6,981	—	6,981	—	6,981
Activity related to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive income (loss)	—	—	—	—	—	514	514	—	514
Dividends	—	—	—	—	(1,379)	—	(1,379)	—	(1,379)
Purchases of treasury stock	—	—	—	(4,894)	—	—	(4,894)	—	(4,894)
Share-based payments	—	—	120	26	—	—	146	—	146
Balance at end of period	$—	$—	$6,562	$(76,299)	$78,509	$(919)	$7,853	$21	$7,874
MASTERCARD JUNE 30, 2025 FORM 10-Q 9

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
10 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities
Net income	$6,981	$6,269
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	993	826
Depreciation and amortization	556	441
(Gains) losses on equity investments, net	25	7
Share-based compensation	308	263
Deferred income taxes	81	(93)
Other	60	80
Changes in operating assets and liabilities:
Accounts receivable	(217)	(234)
Settlement assets	(590)	(284)
Prepaid expenses	(2,238)	(1,980)
Accrued litigation and legal settlements	81	(197)
Restricted security deposits held for customers	125	(73)
Accounts payable	(168)	9
Settlement obligations	356	199
Accrued expenses	(203)	(415)
Net change in other assets and liabilities	833	(8)
Net cash provided by operating activities	6,983	4,810
Investing Activities
Purchases of investment securities available-for-sale	(247)	(219)
Purchases of investments held-to-maturity	(22)	(81)
Proceeds from sales of investment securities available-for-sale	126	58
Proceeds from maturities of investment securities available-for-sale	125	139
Proceeds from maturities of investments held-to-maturity	27	306
Purchases of property and equipment	(199)	(272)
Capitalized software	(367)	(402)
Other investing activities	(10)	3
Net cash used in investing activities	(567)	(468)
Financing Activities
Purchases of treasury stock	(4,838)	(4,631)
Dividends paid	(1,385)	(1,231)
Proceeds from debt, net	1,242	983
Payment of debt	(750)	(1,000)
Tax withholdings related to share-based payments	(279)	(174)
Cash proceeds from employee stock plans	117	115
Other financing activities	(100)	—
Net cash used in financing activities	(5,993)	(5,938)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	341	(67)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	764	(1,663)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,808	10,465
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$11,572	$8,802

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD JUNE 30, 2025 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, there were no significant VIEs that required consolidation and the investments were not material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of December 31, 2024. The consolidated financial statements for the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
For the six months ended June 30, 2025, the Company did not acquire any businesses. In 2024, the Company acquired businesses for total cash consideration of $2.8 billion. As of June 30, 2025, the Company was evaluating and finalizing the purchase accounting for the businesses acquired in 2024. For the preliminary fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net revenue by category:
Payment network	$4,945	$4,375	$9,377	$8,295
Value-added services and solutions	3,188	2,586	6,006	5,014
Net revenue	$8,133	$6,961	$15,383	$13,309
Net revenue by geographic region:
Americas [1]	$3,406	$3,164	$6,557	$5,937
Asia Pacific, Europe, Middle East and Africa	4,727	3,797	8,826	7,372
Net revenue	$8,133	$6,961	$15,383	$13,309
1Americas includes the United States, Canada and Latin America.
12 MASTERCARD JUNE 30, 2025 FORM 10-Q

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

	June 30, 2025	December 31, 2024
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,908	$3,491
Contract assets
Prepaid expenses and other current assets	161	210
Other assets	487	460
Deferred revenue [1]
Other current liabilities	1,176	890
Other liabilities	398	449

1    Revenue recognized from performance obligations satisfied for the three and six months ended June 30, 2025 was $699 million and $1,350 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Numerator
Net income	$3,701	$3,258	$6,981	$6,269
Denominator
Basic weighted-average shares outstanding	908	929	910	931
Dilutive stock options and stock units	1	2	1	2
Diluted weighted-average shares outstanding [1]	909	930	911	933
Earnings per Share
Basic	$4.08	$3.51	$7.67	$6.74
Diluted	$4.07	$3.50	$7.66	$6.72
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
MASTERCARD JUNE 30, 2025 FORM 10-Q 13

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
Investments
Investments on the consolidated balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Available-for-sale securities	$303	$292
Held-to-maturity securities [1]	33	38
Total investments	$336	$330
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2025 and 2024 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$66	$—	$—	$66	$80	$—	$—	$80
Corporate securities	203	2	—	205	187	1	—	188
Asset-backed securities	32	—	—	32	24	—	—	24
Total	$301	$2	$—	$303	$291	$1	$—	$292
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at June 30, 2025 and December 31, 2024 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates and are recorded in other comprehensive income (loss).
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at June 30, 2025 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$95	$95
Due after 1 year through 5 years	206	208
Total	$301	$303
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
14 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2024	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2025
	(in millions)
Marketable securities	$237	$—	$—	$(3)	$—	$234
Nonmarketable securities	1,370	16	—	(22)	40	1,404
Total equity investments	$1,607	$16	$—	$(25)	$40	$1,638
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Primarily translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2025	December 31, 2024
	(in millions)
Measurement alternative	$1,159	$1,140
Equity method	245	230
Total Nonmarketable securities	$1,404	$1,370
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through June 30, 2025:

(in millions)
Initial cost basis	$722
Cumulative adjustments [1]:
Upward adjustments	647
Downward adjustments (including impairment)	(210)
Carrying amount, end of period	$1,159
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Measurement alternative investments:
Upward adjustments	$4	$—	$6	$7
Downward adjustments (including impairment)	(27)	(1)	(30)	(4)
Marketable securities:
Unrealized gains (losses), net	29	(21)	(3)	(14)
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
MASTERCARD JUNE 30, 2025 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$31	$35	$—	$66	$36	$44	$—	$80
Corporate securities	—	205	—	205	—	188	—	188
Asset-backed securities	—	32	—	32	—	24	—	24
Derivative instruments [2]:
Foreign exchange contracts	—	26	—	26	—	206	—	206
Marketable securities [3]:
Equity securities	234	—	—	234	237	—	—	237
Deferred compensation plan [4]:
Deferred compensation assets	109	—	—	109	107	—	—	107

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$219	$—	$219	$—	$36	$—	$36
Interest rate contracts	—	41	—	41	—	63	—	63
Deferred compensation plan [5]:
Deferred compensation liabilities	107	—	—	107	105	—	—	105
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
16 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At June 30, 2025, the carrying value and fair value of debt was $19.0 billion and $17.8 billion, respectively. At December 31, 2024, the carrying value and fair value of debt was $18.2 billion and $16.8 billion, respectively. See Note 9 (Debt) for further details.
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
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$2,081	$1,854
Other	1,549	1,138
Total prepaid expenses and other current assets	$3,630	$2,992
Other assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$6,795	$6,550
Equity investments	1,638	1,607
Income taxes receivable	1,067	1,002
Other	769	800
Total other assets	$10,269	$9,959
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$7,993	$7,627
Personnel costs	1,013	1,681
Income and other taxes	492	454
Other	618	631
Total accrued expenses	$10,116	$10,393
As of June 30, 2025 and December 31, 2024, long-term customer incentives included in other liabilities were $2,961 million and $2,820 million, respectively.
MASTERCARD JUNE 30, 2025 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			June 30, 2025	December 31, 2024	Effective Interest Rate
			(in millions)
Senior Notes

2025 USD Notes	Floating Rate	Senior Notes due March 2028	$300	$—	**
	4.550%	Senior Notes due March 2028	450	—	4.727%
	4.950%	Senior Notes due March 2032	500	—	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	879	781	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	—	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	937	833	2.189%
	2.500%	Senior Notes due December 2030	176	156	2.562%

			19,142	18,420
Less: Unamortized discount and debt issuance costs			(131)	(131)
Less: Cumulative hedge accounting fair value adjustments [1]			(41)	(63)
Total debt outstanding			18,970	18,226
Less: Short-term debt [2]			—	(750)
Long-term debt			$18,970	$17,476
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
18 MASTERCARD JUNE 30, 2025 FORM 10-Q

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
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Dividends declared per share	$0.76	$0.66	$1.52	$1.32
Total dividends declared	$687	$611	$1,379	$1,226
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	903.0	6.8	924.2	7.1
Purchases of treasury stock	(4.2)	—	(5.8)	—
Share-based payments	0.2	—	0.1	—
Conversion of Class B to Class A common stock	0.1	(0.1)	—	—
Balance at end of period	899.1	6.7	918.5	7.1

	Six Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	906.6	6.8	927.3	7.2
Purchases of treasury stock	(8.9)	—	(10.2)	—
Share-based payments	1.3	—	1.3	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	899.1	6.7	918.5	7.1
MASTERCARD JUNE 30, 2025 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2024 and 2023, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $12.0 billion and $11.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Six Months Ended June 30,
	2025	2024
	(in millions, except per share data)
Dollar-value of shares repurchased	$4,838	$4,631
Shares repurchased	8.9	10.2
Average price paid per share	$542.27	$454.92
As of June 30, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $10.3 billion. Through July 28, 2025, the Company repurchased $1.0 billion dollar-value of shares. As of July 28, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $9.3 billion.
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2025 and 2024 were as follows:

	December 31, 2024	Increase / (Decrease)	Reclassifications	June 30, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$631	$—	$(927)
Translation adjustments on net investment hedges [2]	295	(162)	—	133
Cash flow hedges
Foreign exchange contracts [3]	(51)	(326)	367	(10)
Interest rate contracts	(113)	—	3	(110)
Defined benefit pension and other postretirement plans	(6)	—	—	(6)
Investment securities available-for-sale	—	1	—	1
Accumulated other comprehensive income (loss)	$(1,433)	$144	$370	$(919)

	December 31, 2023	Increase / (Decrease)	Reclassifications	June 30, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(187)	$—	$(1,306)
Translation adjustments on net investment hedges [2]	181	38	—	219
Cash flow hedges
Foreign exchange contracts [3]	(17)	105	(66)	22
Interest rate contracts	(118)	—	2	(116)
Defined benefit pension and other postretirement plans	(25)	2	—	(23)
Investment securities available-for-sale	(1)	—	—	(1)
Accumulated other comprehensive income (loss)	$(1,099)	$(42)	$(64)	$(1,205)
1For the six months ended June 30, 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro, British pound, and Brazilian real against the U.S. dollar. For the six months ended June 30, 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro and Brazilian real against the U.S. dollar.
2For the six months ended June 30, 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the euro against the U.S. dollar. For the six months ended June 30, 2024, the increase in the accumulated other comprehensive income related to the net investment hedges was driven by the depreciation of the euro against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
3Represents foreign exchange derivative contracts designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statements of operations when the underlying hedged transactions impact earnings. See Note 16 (Derivative and Hedging Instruments) for additional information.
20 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Share-Based Payments
For the six months ended June 30, 2025, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2025	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$192
Restricted stock units	1.0	$566
Performance stock units	0.2	$608
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
Note 13. Income Taxes
The effective income tax rates for the three months ended June 30, 2025 and 2024 were 20.8% and 17.3%, respectively. The effective income tax rates for the six months ended June 30, 2025 and 2024 were 19.8% and 16.4%, respectively.
The higher effective income tax rates for the three and six months ended June 30, 2025, versus the comparable periods in 2024, were primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025 in Singapore and various other jurisdictions. The Pillar 2 Rules primarily offset the reduction to the Company’s effective income tax rate resulting from the Company’s incentive grant received from the Singapore Ministry of Finance.
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
MASTERCARD JUNE 30, 2025 FORM 10-Q 21

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
United States
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
22 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $10 billion with respect to their Mastercard purchase volume. Mastercard would be responsible for 36% of any Mastercard-related judgment pursuant to the 2011 judgment and settlement sharing agreement discussed above. The first trial in the opt-out merchant cases, which will involve six of the larger opt-out merchants, has been rescheduled for April 2026.
In 2021, the district court granted the Rules Relief Class’s motion for class certification. In 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which was subsequently denied by the court. The parties are in ongoing settlement discussions. The court has not yet scheduled a trial date.
As of June 30, 2025 and December 31, 2024, Mastercard accrued a liability of $544 million and $559 million, respectively, for the U.S. MDL Litigation Cases. The liability as of June 30, 2025 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe
Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.2 billion (approximately $0.3 billion as of June 30, 2025) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases have been completed. In June 2025, the trial court in the U.K. merchant action decided against Mastercard on certain liability issues. This decision, which Mastercard is seeking to appeal, does not determine the outcome of these claims. The court must still determine additional liability and damages issues, some of which have yet to be tried.
Additional United Kingdom matters. Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.4 billion as of June 30, 2025). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied, and a trial has not yet been scheduled.
In 2016, a proposed collective action was filed in the U.K. on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £10 billion (approximately $14 billion as of June 30, 2025). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted. In December 2024, the parties entered into a settlement agreement to resolve this matter. Mastercard recorded an accrual of £200 million ($275 million as of June 30, 2025) in December 2024 in connection with this settlement agreement. The trial court issued their written approval of the settlement in May 2025. The litigation funder for this claim is seeking permission to appeal (by way of judicial review) the trial court’s allocation of the settlement amount, including the allocation between the class and the funder. The funder is not seeking permission to appeal the trial court’s approval of the settlement itself.
Portugal. Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.5 billion as of June 30, 2025) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Netherlands. In July 2025, Mastercard and Visa were served with a proposed collective action in the Netherlands on behalf of Dutch merchants. The complaint, which relates to interregional interchange fees covering the period from 1992 and ongoing, seeks declaratory relief and damages estimated in excess of €0.3 billion (approximately $0.4 billion as of June 30, 2025).
Australia
In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such
MASTERCARD JUNE 30, 2025 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues that was originally scheduled for March 2025 has been rescheduled for April 2026.
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
In 2024, Mastercard executed a settlement agreement with the class lawyers representing the plaintiffs in the Bank ATM Consumer Class Complaint, subject to court approval, and recorded an accrual of $93 million in connection with this matter. In June 2025, the court issued a decision approving the settlement.
In July 2025, Mastercard agreed to a term sheet with the class lawyers representing the plaintiffs in the Non-bank ATM Consumer Class Complaint to settle those claims. The parties are negotiating a settlement agreement that would be subject to court approval. During the second quarter of 2025, Mastercard recorded an accrual of $79 million in connection with this matter.
The litigation with respect to the ATM Operators Class Complaint is ongoing. The plaintiffs in this class complaint allege over $1 billion in single damages against all of the defendants.
U.S. Liability Shift Litigation
In 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law. The district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In 2020, the district court issued an order granting the plaintiffs’ request for class certification. The plaintiffs have submitted expert reports that allege aggregate single damages in excess of $1 billion against the four Network Defendants. The Network Defendants submitted expert reports rebutting both liability and damages and all briefs on summary judgment have been submitted. In September 2024, the district court denied the Network Defendants’ motion for summary judgment. American Express and Discover have reached a settlement with the plaintiffs, subject to court approval.
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
24 MASTERCARD JUNE 30, 2025 FORM 10-Q

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
Gross settlement exposure is estimated using the average daily payment volume for the three months prior to period end multiplied by the estimated number of days of exposure. The Company has global risk management policies, procedures and standards that provide a framework for managing the Company’s settlement risk and exposure. In the event of failed settlement by a customer, Mastercard may pursue one or more remedies available under the Company’s rules to recover potential losses. Historically, the Company has experienced a low level of losses from customer settlement failures.
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
The Company’s estimated settlement exposure was as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Gross settlement exposure	$82,713	$78,385
Risk mitigation arrangements applied to settlement exposure	(14,709)	(13,466)
Net settlement exposure	$68,004	$64,919
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
MASTERCARD JUNE 30, 2025 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Company may enter into foreign exchange derivative contracts, including forwards and options, to manage the impact of foreign currency variability on anticipated revenues and expenses, which fluctuate based on currencies other than the functional currency of the entity. The objective of these hedging activities is to reduce the effect of movement in foreign exchange rates for a portion of revenues and expenses forecasted to occur. As these contracts are designated as cash flow hedging instruments, gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified to the consolidated statements of operations when the underlying hedged transactions impact earnings. The terms of these contracts are generally less than 18 months.
In 2024, the Company entered into foreign exchange derivative contracts to hedge its exposure to variability in cash flows related to foreign denominated assets. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified to the consolidated statements of operations when the hedged transactions impact earnings. Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The maximum term of these contracts was approximately 7 years.
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
The Company has an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impacts to interest expense for the three and six months ended June 30, 2025 and 2024 were not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. No amounts were recognized in earnings related to forward points for the three months ended June 30, 2025. The amounts recognized in earnings related to forward points for the six months ended June 30, 2025 and the three and six months ended June 30, 2024 were not material.
As of June 30, 2025 and December 31, 2024, the Company had €1.7 billion and €1.3 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2024, the Company de-designated €400 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective March 2025. For the three months ended June 30, 2025 and 2024, the Company recorded pre-tax net foreign currency gains (losses) of $(155) million and $14 million in other comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company recorded pre-tax net foreign currency gains (losses) of $(220) million and $58 million in other comprehensive income (loss).
As of June 30, 2025 and December 31, 2024, the Company had net foreign currency gains of $133 million and $295 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
26 MASTERCARD JUNE 30, 2025 FORM 10-Q

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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2025			December 31, 2024
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$5,146	$5	$210	$3,951	$135	$6
Interest rate contracts in a fair value hedge [2]	1,000	—	41	1,000	—	63
Foreign exchange contracts in a net investment hedge [1]	—	—	—	2,511	54	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	3,056	21	9	2,741	17	30
Total	$9,202	$26	$260	$10,203	$206	$99
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other current liabilities and other liabilities on the consolidated balance sheets.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheets.
MASTERCARD JUNE 30, 2025 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended June 30,
	2025	2024		2025	2024
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$(300)	$91	Net revenue	$(20)	$3
			General and administrative [2]	$(254)	$66

Interest rate contracts	$—	$—	Interest expense	$(2)	$(1)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$—	$(12)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Six Months Ended June 30,
	2025	2024		2025	2024
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$(348)	$113	Net revenue	$(15)	$—
			General and administrative [2]	$(356)	$66

Interest rate contracts	$—	$—	Interest expense	$(3)	$(3)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$12	$(9)
1Includes immaterial forward points excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial forward points excluded from the effectiveness assessment recognized in earnings.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2025 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange contracts
General and administrative	$60	$(1)	$80	$71
28 MASTERCARD JUNE 30, 2025 FORM 10-Q

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
Note 17. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The following represents the selected financial information of the Payment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net revenue	$8,133	$6,961	$15,383	$13,309
Less:
Personnel	1,852	1,607	3,540	3,121
Professional fees	107	113	220	229
Data processing and telecommunications	314	278	606	541
Foreign exchange activity	41	5	42	33
Advertising and marketing	213	184	365	300
Depreciation and amortization	281	225	556	441
Provision for litigation	96	98	247	224
Investment income	(70)	(60)	(158)	(155)
(Gains) losses on equity investments, net	(4)	13	25	7
Interest expense	195	153	377	303
Other (income) expense, net	(16)	(9)	(21)	(12)
Income tax expense	971	681	1,722	1,228
Other segment items [1]	452	415	881	780
Consolidated net income	$3,701	$3,258	$6,981	$6,269
1Includes fulfillment costs, occupancy costs, travel and meeting expenses and other overhead expenses.

MASTERCARD JUNE 30, 2025 FORM 10-Q 29

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2024 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2025 (“2024 Form 10-K”). It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Global Economic, Political, Financial and Societal Events and Conditions
We continue to monitor government actions and changes in policies across the globe, including those related to tariffs. The extent to which these developments affect our business and results of operations, if at all, are uncertain and cannot be predicted at this time.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024		2025	2024
	(in millions, except percentages and per share data)
Net revenue	$8,133	$6,961	17%	$15,383	$13,309	16%
Operating expenses	$3,356	$2,925	15%	$6,457	$5,669	14%
Operating income	$4,777	$4,036	18%	$8,926	$7,640	17%
Operating margin	58.7%	58.0%	0.8 ppt	58.0%	57.4%	0.6 ppt
Income tax expense	$971	$681	42%	$1,722	$1,228	40%
Effective income tax rate	20.8%	17.3%	3.5 ppt	19.8%	16.4%	3.4 ppt
Net income	$3,701	$3,258	14%	$6,981	$6,269	11%
Diluted earnings per share	$4.07	$3.50	16%	$7.66	$6.72	14%
Diluted weighted-average shares outstanding	909	930	(2)%	911	933	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	As adjusted	Currency-neutral	2025	2024	As adjusted	Currency-neutral
	(in millions, except percentages and per share data)
Net revenue	$8,133	$6,961	17%	16%	$15,383	$13,309	16%	16%
Adjusted operating expenses	$3,260	$2,828	15%	14%	$6,210	$5,445	14%	14%
Adjusted operating margin	59.9%	59.4%	0.5 ppt	0.5 ppt	59.6%	59.1%	0.5 ppt	0.7 ppt
Adjusted effective income tax rate	20.9%	17.5%	3.4 ppt	3.4 ppt	20.1%	16.7%	3.3 ppt	3.5 ppt
Adjusted net income	$3,769	$3,341	13%	12%	$7,175	$6,434	12%	12%
Adjusted diluted earnings per share	$4.15	$3.59	16%	14%	$7.87	$6.90	14%	15%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
30 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and six months ended June 30, 2025, versus the comparable periods in 2024:

Net revenue
Three Months Ended June 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 17%	up 16%

Six Months Ended June 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 16%	up 16%

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expenses increases were primarily due to higher general and administrative expenses.
up 15%	up 14%

Six Months Ended June 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expenses increases were primarily due to higher general and administrative expenses.
up 14%	up 14%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2025
Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025.

GAAP	Non-GAAP
20.8%	20.9%
up 3.5 ppt	up 3.4 ppt

Six Months Ended June 30, 2025		Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to the Pillar 2 Rules that took effect in 2025.
GAAP	Non-GAAP
19.8%	20.1%
up 3.4 ppt	up 3.3 ppt

Other financial highlights for the six months ended June 30, 2025 were as follows:
•We generated net cash flows from operations of $7.0 billion.
•We repurchased 8.9 million shares of our common stock for $4.8 billion and paid dividends of $1.4 billion.
•We completed a debt offering in February 2025 for an aggregate principal amount of $1.25 billion.
MASTERCARD JUNE 30, 2025 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). As described more fully below, our non-GAAP financial measures exclude, where applicable, the impact of gains and losses on our equity investments, which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude, where applicable, the impact of special items, which represent litigation judgments and settlements and/or certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency, which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation, among other things. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share, each as adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP.
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2025, we recorded net gains of $4 million ($5 million after tax, or $0.01 per diluted share) and net losses of $25 million ($19 million after tax, or $0.02 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and six months ended June 30, 2024, we recorded net losses of $13 million ($10 million after tax, or $0.01 per diluted share) and $7 million ($4 million after tax, or an immaterial impact per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three months ended June 30, 2025, we recorded charges of $96 million ($73 million after tax, or $0.08 per diluted share), primarily due to a legal provision associated with the ATM non-discrimination rule surcharge complaints. In the six months ended June 30, 2025, we recorded charges of $247 million ($174 million after tax, or $0.19 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints.
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
32 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended June 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,356	58.7%	$(105)	20.8%	$3,701	$4.07
(Gains) losses on equity investments	**	**	(4)	0.1%	(5)	(0.01)
Litigation provisions	(96)	1.2%	**	0.1%	73	0.08
Adjusted - Non-GAAP	$3,260	59.9%	$(109)	20.9%	$3,769	$4.15

	Six Months Ended June 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$6,457	58.0%	$(223)	19.8%	$6,981	$7.66
(Gains) losses on equity investments	**	**	25	—%	19	0.02
Litigation provisions	(247)	1.6%	**	0.3%	174	0.19
Adjusted - Non-GAAP	$6,210	59.6%	$(198)	20.1%	$7,175	$7.87

	Three Months Ended June 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,925	58.0%	$(97)	17.3%	$3,258	$3.50
(Gains) losses on equity investments	**	**	13	—%	10	0.01
Litigation provisions	(98)	1.4%	**	0.2%	73	0.08
Adjusted - Non-GAAP	$2,828	59.4%	$(84)	17.5%	$3,341	$3.59

	Six Months Ended June 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$5,669	57.4%	$(143)	16.4%	$6,269	$6.72
(Gains) losses on equity investments	**	**	7	—%	4	—
Litigation provisions	(224)	1.7%	**	0.3%	160	0.17
Adjusted - Non-GAAP	$5,445	59.1%	$(136)	16.7%	$6,434	$6.90
Note: Tables may not sum due to rounding.
**    Not applicable.
MASTERCARD JUNE 30, 2025 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2025 as compared to the Three Months Ended June 30, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	15%	0.8 ppt	3.5 ppt	14%	16%
(Gains) losses on equity investments	**	**	— ppt	(1)%	(1)%
Litigation provisions	1%	(0.2) ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP	15%	0.5 ppt	3.4 ppt	13%	16%
Currency Impact	(1)%	— ppt	— ppt	(1)%	(1)%
Adjusted - Non-GAAP - currency-neutral	14%	0.5 ppt	3.4 ppt	12%	14%

	Six Months Ended June 30, 2025 as compared to the Six Months Ended June 30, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	14%	0.6 ppt	3.4 ppt	11%	14%
(Gains) losses on equity investments	**	**	— ppt	—%	—%
Litigation provisions	—%	(0.1) ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP	14%	0.5 ppt	3.3 ppt	12%	14%
Currency Impact	—%	0.1 ppt	0.2 ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	14%	0.7 ppt	3.5 ppt	12%	15%
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
34 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	9%	9%	6%	9%	7%	9%	7%	10%
United States	6%	6%	7%	7%	7%	7%	6%	6%
Worldwide less United States	11%	10%	6%	11%	8%	10%	8%	12%

Cross-border volume growth [1]	19%	15%	15%	17%	15%	15%	17%	18%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	10%	11%	10%	12%
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	As reported	Currency-neutral	2025	2024	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,789	$2,596	7%	9%	$5,447	$5,066	8%	10%
Cross-border assessments	2,848	2,433	17%	15%	5,443	4,671	17%	17%
Transaction processing assessments	3,971	3,324	19%	18%	7,498	6,410	17%	17%
Other network assessments	260	244	7%	7%	491	470	5%	5%
MASTERCARD JUNE 30, 2025 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2025, GDV on a U.S. dollar-converted basis increased 9% and 7%, respectively, while GDV on a local currency basis increased 9% for each of the periods, versus the comparable periods in 2024. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Foreign Exchange Activity
We incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are denominated in a currency other than the functional currency of the entity. To manage this foreign exchange risk, we may enter into foreign exchange derivative contracts to economically hedge the foreign currency exposure of our nonfunctional currency monetary assets and liabilities. The gains or losses resulting from the changes in fair value of these contracts are intended to reduce the potential effect of the underlying hedged exposure and are recorded net within general and administrative expenses on the consolidated statements of operations. The impact of this foreign exchange activity, including the related hedging activities, has not been eliminated in our currency-neutral results.
Our foreign exchange risk management activities are discussed further in Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1.
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024		2025	2024
	($ in millions)
Payment network	$4,945	$4,375	13%	$9,377	$8,295	13%
Value-added services and solutions	3,188	2,586	23%	6,006	5,014	20%
Total net revenue	$8,133	$6,961	17%	$15,383	$13,309	16%
For the three months ended June 30, 2025:
Net revenue increased 17%, or 16% on a currency-neutral basis, versus the comparable period in 2024, which included a 1 percentage point increase from acquisitions completed in 2024 (“Acquisitions”). The increase in net revenue was attributable to both our payment network and value-added services and solutions.
36 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our payment network increased 13%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $4,923 million of rebates and incentives provided to customers, which increased 17%, or 16% on a currency-neutral basis, versus the comparable period in 2024, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 23%, or 22% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) our security and digital and authentication solutions, and consumer acquisition and engagement services, (2) growth in our underlying key drivers and (3) pricing.
For the six months ended June 30, 2025:
Net revenue increased 16%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 1 percentage point increase from Acquisitions. The remaining increase in net revenue was attributable to both our payment network and value-added services and solutions.
Net revenue from our payment network increased 13%, or 14% on a currency-neutral basis, versus the comparable period in 2024. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $9,502 million of rebates and incentives provided to customers, which increased 14%, or 16% on a currency-neutral basis, versus the comparable period in 2024, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 20%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) our security and digital and authentication solutions, and consumer acquisition and engagement services, (2) growth in our underlying key drivers and (3) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for a further discussion of our revenue recognition policies.
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended June 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	13%	**	—%	13%
Value-added services and solutions	18%	4%	2%	23%
Net revenue	15%	1%	1%	17%

	Six Months Ended June 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	14%	**	(1)%	13%
Value-added services and solutions	17%	4%	—%	20%
Net revenue	15%	1%	(1)%	16%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
MASTERCARD JUNE 30, 2025 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended June 30, 2025, operating expenses increased 15% versus the comparable period in 2024. Adjusted operating expenses increased 15%, or 14% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions.
For the six months ended June 30, 2025, operating expenses increased 14% versus the comparable period in 2024. Adjusted operating expenses increased 14%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2025	2024		2025	2024
	($ in millions)
General and administrative	$2,766	$2,418	14%	$5,289	$4,704	12%
Advertising and marketing	213	184	15%	365	300	22%
Depreciation and amortization	281	225	25%	556	441	26%
Provision for litigation	96	98	(2)%	247	224	10%
Total operating expenses	3,356	2,925	15%	6,457	5,669	14%
Special Items [1]	(96)	(98)	(2)%	(247)	(224)	10%
Adjusted total operating expenses [1]	$3,260	$2,828	15%	$6,210	$5,445	14%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following tables summarize the drivers of change in operating expenses:

	Three Months Ended June 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2]	Total
General and administrative	10%	4%	1%	**	14%
Advertising and marketing	10%	3%	2%	**	15%
Depreciation and amortization	10%	13%	2%	**	25%
Provision for litigation	**	**	**	(2)%	(2)%
Total operating expenses	10%	4%	1%	(1)%	15%

	Six Months Ended June 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2]	Total
General and administrative	9%	4%	—%	**	12%
Advertising and marketing	18%	3%	1%	**	22%
Depreciation and amortization	12%	13%	1%	**	26%
Provision for litigation	**	**	**	10%	10%
Total operating expenses	10%	4%	—%	—%	14%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
38 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended June 30, 2025, general and administrative expenses increased 14%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions.
For the six months ended June 30, 2025, general and administrative expenses increased 12%, or 13% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions.
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024		2025	2024
	($ in millions)
Personnel	$1,852	$1,607	15%	$3,540	$3,121	13%
Professional fees	107	113	(5)%	220	229	(4)%
Data processing and telecommunications	314	278	13%	606	541	12%
Foreign exchange activity [1]	41	5	**	42	33	30%
Other	452	415	9%	881	780	13%
Total general and administrative expenses	$2,766	$2,418	14%	$5,289	$4,704	12%
**    Not meaningful.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended June 30, 2025, advertising and marketing expenses increased 15%, or 13% on a currency-neutral basis, versus the comparable period in 2024, which included a 3 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on sponsorships and marketing campaigns.
For the six months ended June 30, 2025, advertising and marketing expenses increased 22%, or 21% on a currency-neutral basis, versus the comparable period in 2024, which included a 3 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on sponsorships and marketing campaigns.
Depreciation and Amortization
For the three months ended June 30, 2025, depreciation and amortization expenses increased 25%, or 23% on a currency-neutral basis, versus the comparable period in 2024, which included a 13 percentage point increase from Acquisitions. The remaining increase was primarily due to higher capitalized software versus the comparable period in 2024, driven by the continued growth of our business.
For the six months ended June 30, 2025, depreciation and amortization expenses increased 26%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 13 percentage point increase from Acquisitions. The remaining increase was primarily due to higher capitalized software versus the comparable period in 2024, driven by the continued growth of our business.
Provision for Litigation
For the three months ended June 30, 2025, we recorded charges of $96 million, primarily due to a legal provision associated with the ATM non-discrimination rule surcharge complaints. For the six months ended June 30, 2025, we recorded charges of $247 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints. See “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD JUNE 30, 2025 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended June 30,		Favorable/ (Unfavorable)	Six Months Ended June 30,		Favorable/ (Unfavorable)
	2025	2024		2025	2024
	(in millions)
Investment income	$70	$60	$10	$158	$155	$3
Gains (losses) on equity investments, net	4	(13)	17	(25)	(7)	(18)
Interest expense	(195)	(153)	(42)	(377)	(303)	(74)
Other income (expense), net	16	9	7	21	12	9
Total other income (expense)	(105)	(97)	(8)	(223)	(143)	(80)
(Gains) losses on equity investments [1]	(4)	13	(17)	25	7	18
Adjusted total other income (expense) [1]	$(109)	$(84)	$(25)	$(198)	$(136)	$(62)
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the three months ended June 30, 2025 and 2024 were 20.8% and 17.3%, respectively. The adjusted effective income tax rates for the three months ended June 30, 2025 and 2024 were 20.9% and 17.5%, respectively. The effective income tax rates for the six months ended June 30, 2025 and 2024 were 19.8% and 16.4%, respectively. The adjusted effective income tax rates for the six months ended June 30, 2025 and 2024 were 20.1% and 16.7%, respectively. Both the as-reported and as-adjusted effective income tax rates for the three and six months ended June 30, 2025 were higher versus the comparable periods in 2024, primarily due to the 15% global minimum tax (“Pillar 2 Rules”) that took effect in 2025 in Singapore and various other jurisdictions. The Pillar 2 Rules primarily offset the reduction to our effective income tax rate resulting from our incentive grant received from the Singapore Ministry of Finance. See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for further information about this incentive grant.
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). While we continue to analyze the impacts of the OBBBA, at this time it is not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
We rely on existing liquidity (our cash, cash equivalents and investments), cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2025	December 31, 2024
	(in billions)
Cash, cash equivalents and investments [1]	$9.4	$8.8
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents and restricted security deposits held for customers at June 30, 2025 and December 31, 2024 of $2.5 billion and $2.4 billion, respectively.
We believe that our existing liquidity, our cash flow generating capabilities, and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations, which include litigation provisions and credit and settlement exposure.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our 2024 Form 10-K and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements in Part I, Item 1 of this Report.
40 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$6,983	$4,810
Net cash used in investing activities	$(567)	$(468)
Net cash used in financing activities	$(5,993)	$(5,938)
Net cash provided by operating activities increased $2,173 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to higher net income after adjusting for non-cash items as well as less cash paid for litigation settlements.
Net cash used in investing activities increased $99 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to lower proceeds from maturities and sales of investment securities, partially offset by lower purchases of property and equipment and fewer purchases of investment securities.
Net cash used in financing activities increased $55 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to higher cash paid for repurchases of our Class A common stock and dividends, partially offset by higher proceeds from debt in the current year and higher repayment of debt in the prior year.
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
In March 2025, $750 million of principal related to the 2019 USD Notes matured and was paid. Our total debt outstanding at June 30, 2025 and December 31, 2024 was $19.0 billion and $18.2 billion, respectively, with the earliest maturity of $750 million of principal occurring in November 2026.
As of June 30, 2025, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that expires in November 2029.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2025 and December 31, 2024.
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
Aggregate payments for quarterly dividends for the six months ended June 30, 2025 totaled $1,385 million.
On December 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on February 7, 2025 to holders of record as of January 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $694 million.
On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on May 9, 2025 to holders of record as of April 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $691 million.
On June 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on August 8, 2025 to holders of record as of July 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $687 million.
MASTERCARD JUNE 30, 2025 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively. The program approved in 2024 became effective in April 2025 after the completion of the program approved in 2023. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through June 30, 2025, unless otherwise noted:

(in millions, except per share data)
Remaining authorization at December 31, 2024	$15,188
Dollar-value of shares repurchased for the six months ended June 30, 2025	$4,838
Remaining authorization at June 30, 2025	$10,350
Shares repurchased for the six months ended June 30, 2025	8.9
Average price paid per share for the six months ended June 30, 2025	$542.27
Dollar-value of shares repurchased July 1, 2025 through July 28, 2025	$1,004
Note: Table may not sum due to rounding.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part I, Item 1.
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $522 million and $475 million on our foreign exchange derivative contracts outstanding at June 30, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at June 30, 2025 and December 31, 2024.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of June 30, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $279 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2024, before considering the offsetting effect of the underlying hedged activity.
42 MASTERCARD JUNE 30, 2025 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2025 and December 31, 2024.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $16 million and $20 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at June 30, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred for the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD JUNE 30, 2025 FORM 10-Q 43

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
For the second quarter of 2025, we repurchased 4.2 million shares for $2.3 billion at an average price of $543.25 per share of Class A common stock. The following table presents our repurchase activity on a cash basis for the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	1,871,420	$517.89	1,871,420	$11,669,520,106
May 1 - 31	950,934	$566.86	950,934	$11,130,473,922
June 1 - 30	1,391,056	$561.23	1,391,056	$10,349,766,340
Total	4,213,410	$543.25	4,213,410
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
For the three months ended June 30, 2025, certain of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock.

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Sachin Mehra, Chief Financial Officer	Adoption	May 5, 2025	X	-	Up to (i) 35,079 shares of Class A common stock underlying employee stock options and (ii) 6,758 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) February 28, 2026
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
MASTERCARD JUNE 30, 2025 FORM 10-Q 45

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 26, 2025 (File No. 001-32877)).
3.2	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 26, 2025 (File No. 001-32877)).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
46 MASTERCARD JUNE 30, 2025 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 31, 2025	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
MASTERCARD JUNE 30, 2025 FORM 10-Q 47