Form 10-Q
period 2025-09-30
Mastercard Inc
filed 2025-10-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 27, 2025, there were 891,258,183 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 6,737,665 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net Revenue	$8,602	$7,369	$23,985	$20,678
Operating Expenses:
General and administrative	2,923	2,744	8,212	7,448
Advertising and marketing	245	220	610	520
Depreciation and amortization	290	225	846	666
Provision for litigation	83	176	330	400
Total operating expenses	3,541	3,365	9,998	9,034
Operating income	5,061	4,004	13,987	11,644
Other Income (Expense):
Investment income	81	76	239	231
Gains (losses) on equity investments, net	41	(62)	16	(69)
Interest expense	(186)	(159)	(563)	(462)
Other income (expense), net	2	7	23	19
Total other income (expense)	(62)	(138)	(285)	(281)
Income before income taxes	4,999	3,866	13,702	11,363
Income tax expense	1,072	603	2,794	1,831
Net Income	$3,927	$3,263	$10,908	$9,532
Basic Earnings per Share	$4.35	$3.54	$12.02	$10.27
Basic weighted-average shares outstanding	903	923	908	928
Diluted Earnings per Share	$4.34	$3.53	$12.00	$10.25
Diluted weighted-average shares outstanding	905	925	909	930

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net Income	$3,927	$3,263	$10,908	$9,532
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	262	625	48
Income tax effect	12	(8)	(44)	19
Foreign currency translation adjustments, net of income tax effect	(50)	254	581	67

Translation adjustments on net investment hedges	(2)	(183)	(210)	(134)
Income tax effect	—	40	46	29
Translation adjustments on net investment hedges, net of income tax effect	(2)	(143)	(164)	(105)

Cash flow hedges	34	(110)	(314)	3
Income tax effect	(1)	6	21	(2)
Reclassification adjustments for cash flow hedges	8	124	382	61
Income tax effect	(4)	(1)	(8)	(2)
Cash flow hedges, net of income tax effect	37	19	81	60

Defined benefit pension and other postretirement plans	—	—	—	2
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	—	2

Investment securities available-for-sale	(1)	2	—	2
Income tax effect	—	—	—	—
Investment securities available-for-sale, net of income tax effect	(1)	2	—	2

Other comprehensive income (loss), net of income tax effect	(16)	132	498	26
Comprehensive Income	$3,911	$3,395	$11,406	$9,558

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)
	September 30, 2025	December 31, 2024
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,313	$8,442
Restricted cash and restricted cash equivalents	478	492
Restricted security deposits held for customers	2,054	1,874
Investments	335	330
Accounts receivable	4,247	3,773
Settlement assets	1,842	1,821
Prepaid expenses and other current assets	3,954	2,992
Total current assets	23,223	19,724
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,656 and $2,393, respectively	2,299	2,138
Deferred income taxes	1,546	1,614
Goodwill	9,574	9,193
Other intangible assets, net of accumulated amortization of $2,927 and $2,400, respectively	5,591	5,453
Other assets	11,056	9,959
Total Assets	$53,289	$48,081
Liabilities and Equity
Current liabilities:
Accounts payable	$935	$929
Settlement obligations	2,422	2,316
Restricted security deposits held for customers	2,054	1,874
Accrued litigation	943	930
Accrued expenses	11,979	10,393
Short-term debt	—	750
Other current liabilities	2,360	2,028
Total current liabilities	20,693	19,220
Long-term debt	18,983	17,476
Deferred income taxes	326	317
Other liabilities	5,368	4,553
Total Liabilities	45,370	41,566
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,405 and 1,404 shares issued and 893 and 907 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,757	6,442
Class A treasury stock, at cost, 512 and 497 shares, respectively	(79,670)	(71,431)
Retained earnings	81,752	72,907
Accumulated other comprehensive income (loss)	(935)	(1,433)
Mastercard Incorporated Stockholders' Equity	7,904	6,485
Non-controlling interests	15	30
Total Equity	7,919	6,515
Total Liabilities and Equity	$53,289	$48,081

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended September 30, 2025
Balance at beginning of period	$—	$—	$6,562	$(76,299)	$78,509	$(919)	$7,853	$21	$7,874
Net income	—	—	—	—	3,927	—	3,927	—	3,927
Activity related to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)	—	(16)
Dividends	—	—	—	—	(684)	—	(684)	—	(684)
Purchases of treasury stock	—	—	—	(3,371)	—	—	(3,371)	—	(3,371)
Share-based payments	—	—	195	—	—	—	195	—	195
Balance at end of period	$—	$—	$6,757	$(79,670)	$81,752	$(935)	$7,904	$15	$7,919

Nine Months Ended September 30, 2025
Balance at beginning of period	$—	$—	$6,442	$(71,431)	$72,907	$(1,433)	$6,485	$30	$6,515
Net income	—	—	—	—	10,908	—	10,908	—	10,908
Activity related to non-controlling interests	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	498	498	—	498
Dividends	—	—	—	—	(2,063)	—	(2,063)	—	(2,063)
Purchases of treasury stock	—	—	—	(8,265)	—	—	(8,265)	—	(8,265)
Share-based payments	—	—	315	26	—	—	341	—	341
Balance at end of period	$—	$—	$6,757	$(79,670)	$81,752	$(935)	$7,904	$15	$7,919
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 9

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
10 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities
Net income	$10,908	$9,532
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	1,526	1,328
Depreciation and amortization	846	666
(Gains) losses on equity investments, net	(16)	69
Share-based compensation	485	418
Deferred income taxes	77	(261)
Other	99	117
Changes in operating assets and liabilities:
Accounts receivable	(264)	99
Settlement assets	(14)	(743)
Prepaid expenses	(2,939)	(2,776)
Accrued litigation and legal settlements	(4)	(59)
Restricted security deposits held for customers	180	23
Accounts payable	(28)	59
Settlement obligations	102	731
Accrued expenses	658	671
Net change in other assets and liabilities	1,030	72
Net cash provided by operating activities	12,646	9,946
Investing Activities
Purchases of investment securities available-for-sale	(385)	(414)
Purchases of investments held-to-maturity	(28)	(98)
Proceeds from sales of investment securities available-for-sale	192	171
Proceeds from maturities of investment securities available-for-sale	183	204
Proceeds from maturities of investments held-to-maturity	46	363
Purchases of property and equipment	(377)	(379)
Capitalized software	(548)	(565)
Other investing activities	(24)	(6)
Net cash used in investing activities	(941)	(724)
Financing Activities
Purchases of treasury stock	(8,169)	(7,565)
Dividends paid	(2,072)	(1,842)
Proceeds from debt, net	1,242	3,960
Payment of debt	(750)	(1,336)
Tax withholdings related to share-based payments	(283)	(175)
Cash proceeds from employee stock plans	139	163
Other financing activities	(100)	—
Net cash used in financing activities	(9,993)	(6,795)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	325	75
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,037	2,502
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,808	10,465
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$12,845	$12,967

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, there were no significant VIEs that required consolidation and the investments were not material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of December 31, 2024. The consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Note 2. Acquisitions
For the nine months ended September 30, 2025, the Company did not acquire any businesses. In 2024, the Company acquired businesses for total cash consideration of $2.8 billion. As of September 30, 2025, the Company was evaluating and finalizing the purchase accounting for the businesses acquired in 2024. For the preliminary fair values of the purchase price allocations, as of the acquisition dates, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net revenue by category:
Payment network	$5,179	$4,629	$14,556	$12,924
Value-added services and solutions	3,423	2,740	9,429	7,754
Net revenue	$8,602	$7,369	$23,985	$20,678
Net revenue by geographic region:
Americas [1]	$3,651	$3,156	$10,207	$9,093
Asia Pacific, Europe, Middle East and Africa	4,951	4,213	13,778	11,585
Net revenue	$8,602	$7,369	$23,985	$20,678
1Americas includes the United States, Canada and Latin America.
12 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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

	September 30, 2025	December 31, 2024
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,874	$3,491
Contract assets
Prepaid expenses and other current assets	162	210
Other assets	464	460
Deferred revenue [1]
Other current liabilities	1,222	890
Other liabilities	378	449

1    Revenue recognized from performance obligations satisfied for the three and nine months ended September 30, 2025 was $838 million and $2,187 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Numerator
Net income	$3,927	$3,263	$10,908	$9,532
Denominator
Basic weighted-average shares outstanding	903	923	908	928
Dilutive stock options and stock units	1	2	1	2
Diluted weighted-average shares outstanding [1]	905	925	909	930
Earnings per Share
Basic	$4.35	$3.54	$12.02	$10.27
Diluted	$4.34	$3.53	$12.00	$10.25
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 13

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
Investments
Investments on the consolidated balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Available-for-sale securities	$316	$292
Held-to-maturity securities [1]	19	38
Total investments	$335	$330
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2025 and 2024 were not material.
Available-for-Sale Securities
The major classes of the Company’s available-for-sale investment securities and their respective amortized cost basis and fair values were as follows:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Government and agency securities	$60	$—	$—	$60	$80	$—	$—	$80
Corporate securities	221	1	—	222	187	1	—	188
Asset-backed securities	34	—	—	34	24	—	—	24
Total	$315	$1	$—	$316	$291	$1	$—	$292
The Company’s government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at September 30, 2025 and December 31, 2024 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities are primarily driven by changes in interest rates and are recorded in other comprehensive income (loss).
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at September 30, 2025 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$110	$110
Due after 1 year through 5 years	205	206
Total	$315	$316
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
14 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2024	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at September 30, 2025
	(in millions)
Marketable securities	$237	$—	$—	$11	$—	$248
Nonmarketable securities	1,370	30	—	3	34	1,437
Total equity investments	$1,607	$30	$—	$14	$34	$1,685
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Primarily translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	September 30, 2025	December 31, 2024
	(in millions)
Measurement alternative	$1,184	$1,140
Equity method	253	230
Total Nonmarketable securities	$1,437	$1,370
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through September 30, 2025:

(in millions)
Initial cost basis	$729
Cumulative adjustments [1]:
Upward adjustments	667
Downward adjustments (including impairment)	(212)
Carrying amount, end of period	$1,184
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Measurement alternative investments:
Upward adjustments	$25	$3	$31	$10
Downward adjustments (including impairment)	(2)	(2)	(32)	(6)
Marketable securities:
Unrealized gains (losses), net	14	(61)	11	75
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
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available-for-sale [1]:
Government and agency securities	$25	$35	$—	$60	$36	$44	$—	$80
Corporate securities	—	222	—	222	—	188	—	188
Asset-backed securities	—	34	—	34	—	24	—	24
Derivative instruments [2]:
Foreign exchange contracts	—	18	—	18	—	206	—	206
Marketable securities [3]:
Equity securities	248	—	—	248	237	—	—	237
Deferred compensation plan [4]:
Deferred compensation assets	114	—	—	114	107	—	—	107

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$182	$—	$182	$—	$36	$—	$36
Interest rate contracts	—	34	—	34	—	63	—	63
Deferred compensation plan [5]:
Deferred compensation liabilities	111	—	—	111	105	—	—	105
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
16 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At September 30, 2025, the carrying value and fair value of debt was $19.0 billion and $18.0 billion, respectively. At December 31, 2024, the carrying value and fair value of debt was $18.2 billion and $16.8 billion, respectively. See Note 9 (Debt) for further details.
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
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$2,371	$1,854
Other	1,583	1,138
Total prepaid expenses and other current assets	$3,954	$2,992
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$7,697	$6,550
Equity investments	1,685	1,607
Income taxes receivable	923	1,002
Other	751	800
Total other assets	$11,056	$9,959
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Customer incentives	$9,267	$7,627
Personnel costs	1,331	1,681
Income and other taxes	713	454
Other	668	631
Total accrued expenses	$11,979	$10,393
As of September 30, 2025 and December 31, 2024, long-term customer incentives included in other liabilities were $3,031 million and $2,820 million, respectively.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			September 30, 2025	December 31, 2024	Effective Interest Rate
			(in millions)
Senior Notes

2025 USD Notes	Floating Rate	Senior Notes due March 2028	$300	$—	**
	4.550%	Senior Notes due March 2028	450	—	4.727%
	4.950%	Senior Notes due March 2032	500	—	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	880	781	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	—	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	938	833	2.189%
	2.500%	Senior Notes due December 2030	176	156	2.562%

			19,144	18,420
Less: Unamortized discount and debt issuance costs			(127)	(131)
Less: Cumulative hedge accounting fair value adjustments [1]			(34)	(63)
Total debt outstanding			18,983	18,226
Less: Short-term debt [2]			—	(750)
Long-term debt			$18,983	$17,476
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
18 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Dividends declared per share	$0.76	$0.66	$2.28	$1.98
Total dividends declared	$684	$607	$2,063	$1,833
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	899.1	6.7	918.5	7.1
Purchases of treasury stock	(5.8)	—	(6.3)	—
Share-based payments	0.1	—	0.4	—
Conversion of Class B to Class A common stock	—	—	—	—
Balance at end of period	893.4	6.7	912.6	7.1

	Nine Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	906.6	6.8	927.3	7.2
Purchases of treasury stock	(14.7)	—	(16.5)	—
Share-based payments	1.4	—	1.7	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	893.4	6.7	912.6	7.1
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2024 and 2023, the Company’s Board of Directors approved share repurchase programs of its Class A common stock authorizing the Company to repurchase up to $12.0 billion and $11.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Nine Months Ended September 30,
	2025	2024
	(in millions, except per share data)
Dollar-value of shares repurchased	$8,169	$7,565
Shares repurchased	14.7	16.5
Average price paid per share	$554.47	$458.36
As of September 30, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $7.0 billion. Through October 27, 2025, the Company repurchased $1.2 billion dollar-value of shares. As of October 27, 2025, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $5.8 billion.
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2025 and 2024 were as follows:

	December 31, 2024	Increase / (Decrease)	Reclassifications	September 30, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$581	$—	$(977)
Translation adjustments on net investment hedges [2]	295	(164)	—	131
Cash flow hedges
Foreign exchange contracts [3]	(51)	(293)	370	26
Interest rate contracts	(113)	—	4	(109)
Defined benefit pension and other postretirement plans	(6)	—	—	(6)
Investment securities available-for-sale	—	—	—	—
Accumulated other comprehensive income (loss)	$(1,433)	$124	$374	$(935)

	December 31, 2023	Increase / (Decrease)	Reclassifications	September 30, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$67	$—	$(1,052)
Translation adjustments on net investment hedges [2]	181	(105)	—	76
Cash flow hedges
Foreign exchange contracts [3]	(17)	1	56	40
Interest rate contracts	(118)	—	3	(115)
Defined benefit pension and other postretirement plans	(25)	2	—	(23)
Investment securities available-for-sale	(1)	2	—	1
Accumulated other comprehensive income (loss)	$(1,099)	$(33)	$59	$(1,073)
1For the nine months ended September 30, 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro, British pound and Brazilian real against the U.S. dollar. For the nine months ended September 30, 2024, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the British pound against the U.S. dollar, partially offset by the depreciation of the Brazilian real against the U.S. dollar.
2For the nine months ended September 30, 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the euro against the U.S. dollar. For the nine months ended September 30, 2024, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the British pound against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
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
20 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Share-Based Payments
For the nine months ended September 30, 2025, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

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
Note 13. Income Taxes
The effective income tax rates for the three months ended September 30, 2025 and 2024 were 21.5% and 15.6%, respectively. The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 20.4% and 16.1%, respectively.
The higher effective income tax rates for the three and nine months ended September 30, 2025, versus the comparable periods in 2024, were primarily due to the 15% global minimum tax (Pillar 2 Rules) and a change in the Company’s geographic mix of earnings. The Pillar 2 Rules took effect in 2025 in Singapore and various other jurisdictions and largely offsets the reduction to the Company’s effective income tax rate resulting from the Company’s incentive grant received from the Singapore Ministry of Finance.
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
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 21

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
Approximately 55 individual opt-out merchants continue to litigate, seeking treble damages and attorneys’ fees and costs. In 2024, the district court denied the defendants’ motions for summary judgment with respect to these ongoing individual opt-out merchant cases, sending the cases back to their original jurisdictions for trials. The remaining opt-out merchants claim aggregate single damages of
22 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2025 and December 31, 2024, Mastercard accrued a liability of $512 million and $559 million, respectively, for the U.S. MDL Litigation Cases. The liability as of September 30, 2025 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe
Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.2 billion (approximately $0.3 billion as of September 30, 2025) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases have been completed. In June 2025, the trial court in the U.K. merchant action decided against Mastercard on certain liability issues. This decision, which Mastercard is seeking to appeal, does not determine the outcome of these claims. The court must still determine additional liability and damages issues, some of which have yet to be tried.
Additional United Kingdom matters. Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of September 30, 2025). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied, and a trial has not yet been scheduled.
In 2016, a proposed collective action was filed in the U.K. on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which sought to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claimed damages in an amount that exceeded £10 billion (approximately $13 billion as of September 30, 2025). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted. In December 2024, the parties entered into a settlement agreement to resolve this matter. Mastercard recorded an accrual of £200 million ($268 million as of September 30, 2025) in December 2024 in connection with this settlement agreement. The trial court issued their written approval of the settlement in May 2025. The litigation funder for this claim is seeking permission to appeal (by way of judicial review) the trial court’s allocation of the settlement amount, including the allocation between the class and the funder. The funder is not seeking permission to appeal the trial court’s approval of the settlement itself.
Portugal. Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.5 billion as of September 30, 2025) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Netherlands. In July 2025, Mastercard and Visa were served with a proposed collective action in the Netherlands on behalf of Dutch merchants. The complaint, which relates to interregional interchange fees covering the period from 1992 and ongoing, seeks declaratory relief and damages estimated in excess of €0.3 billion (approximately $0.4 billion as of September 30, 2025).
Australia
In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues is scheduled for April 2026.
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
Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against Mastercard and Visa on behalf of different putative classes of users of ATM services. The claims in these actions largely mirrored the allegations made in the ATM Operators Class Complaint, although these complaints sought damages on behalf of consumers of ATM services who paid allegedly inflated ATM fees at both bank (“Bank ATM Consumer Class Complaint”) and non-bank (“Non-bank ATM Consumer Class Complaint”) ATM operators as a result of the defendants’ ATM rules. Plaintiffs sought both injunctive and monetary relief equal to treble the damages they claimed to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.  In 2023, the D.C. Circuit Court affirmed the district court’s previous order granting class certification to the plaintiffs in all three class complaints.
In 2024, Mastercard executed a settlement agreement with the class lawyers representing the plaintiffs in the Bank ATM Consumer Class Complaint, subject to court approval, and recorded an accrual of $93 million in connection with this matter. In June 2025, the court issued a decision approving the settlement.
In August 2025, Mastercard executed a settlement agreement with the class lawyers representing the plaintiffs in the Non-bank ATM Consumer Class Complaint, subject to court approval. During the second quarter of 2025, Mastercard recorded an accrual of $79 million in connection with this matter.
The litigation with respect to the ATM Operators Class Complaint is ongoing. The plaintiffs in this class complaint allege over $1 billion in single damages against all of the defendants.
U.S. Liability Shift Litigation
In 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs alleged damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs sought treble damages, attorney’s fees and costs and an injunction against future violations of governing law. The district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In 2020, the district court issued an order granting the plaintiffs’ request for class certification. The plaintiffs submitted expert reports that allege aggregate single damages in excess of $1 billion against the four Network Defendants. The Network Defendants submitted expert reports rebutting both liability and damages. In September 2024, the district court denied the Network Defendants’ motion for summary judgment. In September 2025, Mastercard executed a settlement agreement with the class lawyers to resolve the matter, subject to court approval. During the third quarter of 2025, Mastercard recorded an accrual of $80 million in connection with this matter.
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
24 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
The Company’s estimated settlement exposure was as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Gross settlement exposure	$86,585	$78,385
Risk mitigation arrangements applied to settlement exposure	(15,733)	(13,466)
Net settlement exposure	$70,852	$64,919
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
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 25

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
The Company has an interest rate swap designated as a fair value hedge related to $1.0 billion of the 3.850% Senior Notes due March 2050. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impacts to interest expense for the three and nine months ended September 30, 2025 and 2024 were not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. No amounts were recognized in earnings related to forward points for the three months ended September 30, 2025. The amounts recognized in earnings related to forward points for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 were not material.
As of September 30, 2025 and December 31, 2024, the Company had €1.7 billion and €1.3 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2024, the Company de-designated €400 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective March 2025. For the three months ended September 30, 2025 and 2024, the Company recorded pre-tax net foreign currency losses of $2 million and $77 million in other comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company recorded pre-tax net foreign currency losses of $222 million and $19 million in other comprehensive income (loss).
As of September 30, 2025 and December 31, 2024, the Company had net foreign currency gains of $131 million and $295 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
26 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	September 30, 2025			December 31, 2024
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$5,102	$10	$164	$3,951	$135	$6
Interest rate contracts in a fair value hedge [2]	1,000	—	34	1,000	—	63
Foreign exchange contracts in a net investment hedge [1]	—	—	—	2,511	54	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	3,405	8	18	2,741	17	30
Total	$9,507	$18	$216	$10,203	$206	$99
1Foreign exchange derivative assets and liabilities are included within prepaid expenses and other current assets, other assets, other current liabilities and other liabilities on the consolidated balance sheets.
2Interest rate derivative liabilities are included within other current liabilities and other liabilities on the consolidated balance sheets.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax gain (loss) related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended September 30,
	2025	2024		2025	2024
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$34	$(110)	Net revenue	$(16)	$—
			General and administrative [2]	$10	$(122)

Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$—	$(106)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Nine Months Ended September 30,
	2025	2024		2025	2024
	(in millions)			(in millions)
Derivative financial instruments in a cash flow hedge relationship:
Foreign exchange contracts [1]	$(314)	$3	Net revenue	$(31)	$—
			General and administrative [2]	$(346)	$(56)

Interest rate contracts	$—	$—	Interest expense	$(5)	$(5)

Derivative financial instruments in a net investment hedge relationship:
Foreign exchange contracts	$12	$(115)
1Includes immaterial forward points excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial forward points excluded from the effectiveness assessment recognized in earnings.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at September 30, 2025 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange contracts
General and administrative	$(19)	$1	$61	$72
28 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
Note 17. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The following represents the selected financial information of the Payment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net revenue	$8,602	$7,369	$23,985	$20,678
Less:
Personnel	1,893	1,899	5,433	5,020
Professional fees	128	129	348	358
Data processing and telecommunications	324	279	930	820
Foreign exchange activity	26	16	68	49
Advertising and marketing	245	220	610	520
Depreciation and amortization	290	225	846	666
Provision for litigation	83	176	330	400
Investment income	(81)	(76)	(239)	(231)
(Gains) losses on equity investments, net	(41)	62	(16)	69
Interest expense	186	159	563	462
Other (income) expense, net	(2)	(7)	(23)	(19)
Income tax expense	1,072	603	2,794	1,831
Other segment items [1]	552	421	1,433	1,201
Consolidated net income	$3,927	$3,263	$10,908	$9,532
1Includes fulfillment costs, occupancy costs, travel and meeting expenses and other overhead expenses.

MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 29

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
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024		2025	2024
	(in millions, except percentages and per share data)
Net revenue	$8,602	$7,369	17%	$23,985	$20,678	16%
Operating expenses	$3,541	$3,365	5%	$9,998	$9,034	11%
Operating income	$5,061	$4,004	26%	$13,987	$11,644	20%
Operating margin	58.8%	54.3%	4.5 ppt	58.3%	56.3%	2.0 ppt
Income tax expense	$1,072	$603	78%	$2,794	$1,831	53%
Effective income tax rate	21.5%	15.6%	5.9 ppt	20.4%	16.1%	4.3 ppt
Net income	$3,927	$3,263	20%	$10,908	$9,532	14%
Diluted earnings per share	$4.34	$3.53	23%	$12.00	$10.25	17%
Diluted weighted-average shares outstanding	905	925	(2)%	909	930	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	As adjusted	Currency-neutral	2025	2024	As adjusted	Currency-neutral
	(in millions, except percentages and per share data)
Net revenue	$8,602	$7,369	17%	15%	$23,985	$20,678	16%	16%
Adjusted operating expenses	$3,459	$2,999	15%	14%	$9,668	$8,444	14%	14%
Adjusted operating margin	59.8%	59.3%	0.5 ppt	0.2 ppt	59.7%	59.2%	0.5 ppt	0.5 ppt
Adjusted effective income tax rate	21.4%	16.3%	5.1 ppt	4.6 ppt	20.5%	16.6%	3.9 ppt	3.9 ppt
Adjusted net income	$3,961	$3,593	10%	8%	$11,136	$10,027	11%	11%
Adjusted diluted earnings per share	$4.38	$3.89	13%	11%	$12.25	$10.78	14%	13%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
30 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and nine months ended September 30, 2025, versus the comparable periods in 2024:

Net revenue
Three Months Ended September 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 17%	up 15%

Nine Months Ended September 30, 2025
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 16%	up 16%

Operating expenses	Adjusted operating expenses
Three Months Ended September 30, 2025
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expenses increase was primarily due to higher general and administrative expenses (which included a restructuring charge in the third quarter of 2024), partially offset by lower litigation provisions. The as-adjusted operating expenses increase was primarily due to higher general and administrative expenses.

up 5%	up 14%

Nine Months Ended September 30, 2025
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expenses increase was primarily due to higher general and administrative expenses (which included a restructuring charge in the third quarter of 2024), partially offset by lower litigation provisions. The as-adjusted operating expenses increase was primarily due to higher general and administrative expenses.

up 11%	up 14%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended September 30, 2025
Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to the 15% global minimum tax (Pillar 2 Rules) that took effect in 2025 and a change in our geographic mix of earnings.

GAAP	Non-GAAP
21.5%	21.4%
up 5.9 ppt	up 5.1 ppt

Nine Months Ended September 30, 2025
Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to the Pillar 2 Rules that took effect in 2025 and a change in our geographic mix of earnings.

GAAP	Non-GAAP
20.4%	20.5%
up 4.3 ppt	up 3.9 ppt

Other financial highlights for the nine months ended September 30, 2025 were as follows:
•We generated net cash flows from operations of $12.6 billion.
•We repurchased 14.7 million shares of our common stock for $8.2 billion and paid dividends of $2.1 billion.
•We completed a debt offering in February 2025 for an aggregate principal amount of $1.25 billion.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 31

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
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and nine months ended September 30, 2025, we recorded net gains of $41 million ($31 million after tax, or $0.03 per diluted share) and $16 million ($11 million after tax, or $0.01 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and nine months ended September 30, 2024, we recorded net losses of $62 million ($63 million after tax, or $0.07 per diluted share) and $69 million ($67 million after tax, or $0.07 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three months ended September 30, 2025, we recorded charges of $83 million ($65 million after tax, or $0.07 per diluted share), primarily due to a legal provision associated with the U.S. liability shift litigation. In the nine months ended September 30, 2025, we recorded charges of $330 million ($240 million after tax, or $0.26 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, a legal provision associated with the U.S. liability shift litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints.
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
Restructuring charge
•In the three and nine months ended September 30, 2024, we recorded a restructuring charge of $190 million ($147 million after tax, or $0.16 per diluted share). The restructuring action was intended to streamline our organization, delivering efficiencies to enable reinvestment in our business to support the realization of our long-term growth opportunities.
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
32 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended September 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,541	58.8%	$(62)	21.5%	$3,927	$4.34
(Gains) losses on equity investments	**	**	(41)	—%	(31)	(0.03)
Litigation provisions	(83)	1.0%	**	—%	65	0.07
Adjusted - Non-GAAP	$3,459	59.8%	$(103)	21.4%	$3,961	$4.38

	Nine Months Ended September 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$9,998	58.3%	$(285)	20.4%	$10,908	$12.00
(Gains) losses on equity investments	**	**	(16)	—%	(11)	(0.01)
Litigation provisions	(330)	1.4%	**	0.2%	240	0.26
Adjusted - Non-GAAP	$9,668	59.7%	$(301)	20.5%	$11,136	$12.25

	Three Months Ended September 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,365	54.3%	$(138)	15.6%	$3,263	$3.53
(Gains) losses on equity investments	**	**	62	(0.3)%	63	0.07
Litigation provisions	(176)	2.4%	**	0.7%	120	0.13
Restructuring charge	(190)	2.6%	**	0.3%	147	0.16
Adjusted - Non-GAAP	$2,999	59.3%	$(75)	16.3%	$3,593	$3.89

	Nine Months Ended September 30, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$9,034	56.3%	$(281)	16.1%	$9,532	$10.25
(Gains) losses on equity investments	**	**	69	(0.1)%	67	0.07
Litigation provisions	(400)	1.9%	**	0.5%	281	0.30
Restructuring charge	(190)	0.9%	**	0.1%	147	0.16
Adjusted - Non-GAAP	$8,444	59.2%	$(211)	16.6%	$10,027	$10.78
Note: Tables may not sum due to rounding.
**    Not applicable.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended September 30, 2025 as compared to the Three Months Ended September 30, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	5%	4.5 ppt	5.9 ppt	20%	23%
(Gains) losses on equity investments	**	**	0.2 ppt	(3)%	(3)%
Litigation provisions	3%	(1.4) ppt	(0.7) ppt	(2)%	(2)%
Restructuring charge	7%	(2.6) ppt	(0.3) ppt	(5)%	(5)%
Adjusted - Non-GAAP	15%	0.5 ppt	5.1 ppt	10%	13%
Currency Impact	(1)%	(0.3) ppt	(0.5) ppt	(2)%	(2)%
Adjusted - Non-GAAP - currency-neutral	14%	0.2 ppt	4.6 ppt	8%	11%

	Nine Months Ended September 30, 2025 as compared to the Nine Months Ended September 30, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	11%	2.0 ppt	4.3 ppt	14%	17%
(Gains) losses on equity investments	**	**	0.1 ppt	(1)%	(1)%
Litigation provisions	1%	(0.6) ppt	(0.3) ppt	(1)%	(1)%
Restructuring charge	3%	(0.9) ppt	(0.1) ppt	(2)%	(2)%
Adjusted - Non-GAAP	14%	0.5 ppt	3.9 ppt	11%	14%
Currency Impact	—%	— ppt	(0.1) ppt	—%	—%
Adjusted - Non-GAAP - currency-neutral	14%	0.5 ppt	3.9 ppt	11%	13%
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
34 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	10%	9%	9%	11%	8%	9%	8%	10%
United States	7%	7%	7%	7%	7%	7%	6%	6%
Worldwide less United States	11%	10%	10%	12%	9%	10%	9%	12%

Cross-border volume growth [1]	19%	15%	17%	17%	17%	15%	17%	17%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	10%	11%	10%	11%
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	As reported	Currency-neutral	2025	2024	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,809	$2,641	6%	6%	$8,256	$7,707	7%	9%
Cross-border assessments	3,313	2,804	18%	16%	8,756	7,475	17%	16%
Transaction processing assessments	4,191	3,587	17%	15%	11,689	9,997	17%	16%
Other network assessments	255	227	13%	12%	746	697	7%	7%
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2025, GDV on a U.S. dollar-converted basis increased 10% and 8%, respectively, while GDV on a local currency basis increased 9% for each of the periods, versus the comparable periods in 2024. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024		2025	2024
	($ in millions)
Payment network	$5,179	$4,629	12%	$14,556	$12,924	13%
Value-added services and solutions	3,423	2,740	25%	9,429	7,754	22%
Total net revenue	$8,602	$7,369	17%	$23,985	$20,678	16%
For the three months ended September 30, 2025:
Net revenue increased 17%, or 15% on a currency-neutral basis, versus the comparable period in 2024, which included a 1 percentage point increase from acquisitions completed in 2024 (“Acquisitions”). The remaining increase in net revenue was attributable to organic growth in both our payment network and value-added services and solutions.
36 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our payment network increased 12%, or 10% on a currency-neutral basis, versus the comparable period in 2024. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $5,389 million of rebates and incentives provided to customers, which increased 16%, or 15% on a currency-neutral basis, versus the comparable period in 2024, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 25%, or 22% on a currency-neutral basis, versus the comparable period in 2024, which included a 3 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) growth in our underlying key drivers, (2) our security and digital and authentication solutions, consumer acquisition and engagement services, and business and market insights and (3) pricing.
For the nine months ended September 30, 2025:
Net revenue increased 16%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 1 percentage point increase from Acquisitions. The remaining increase in net revenue was attributable to organic growth in both our payment network and value-added services and solutions.
Net revenue from our payment network increased 13%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $14,891 million of rebates and incentives provided to customers, which increased 15%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 22%, or 21% on a currency-neutral basis, versus the comparable period in 2024, which included a 3 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) growth in our underlying key drivers, (2) our security and digital and authentication solutions, and consumer acquisition and engagement services and (3) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for a further discussion of our revenue recognition policies.
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended September 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	10%	**	2%	12%
Value-added services and solutions	19%	3%	3%	25%
Net revenue	13%	1%	2%	17%

	Nine Months Ended September 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1]	Total
Payment network	13%	**	—%	13%
Value-added services and solutions	17%	3%	1%	22%
Net revenue	14%	1%	—%	16%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended September 30, 2025, operating expenses increased 5% versus the comparable period in 2024. Adjusted operating expenses increased 15%, or 14% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions.
For the nine months ended September 30, 2025, operating expenses increased 11% versus the comparable period in 2024. Adjusted operating expenses increased 14%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions.
The components of operating expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2025	2024		2025	2024
	($ in millions)
General and administrative	$2,923	$2,744	7%	$8,212	$7,448	10%
Advertising and marketing	245	220	11%	610	520	17%
Depreciation and amortization	290	225	29%	846	666	27%
Provision for litigation	83	176	(53)%	330	400	(18)%
Total operating expenses	3,541	3,365	5%	9,998	9,034	11%
Special Items [1]	(83)	(366)	(77)%	(330)	(590)	(44)%
Adjusted total operating expenses [1]	$3,459	$2,999	15%	$9,668	$8,444	14%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following tables summarize the drivers of change in operating expenses:

	Three Months Ended September 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2]	Total
General and administrative	10%	4%	1%	(8)%	7%
Advertising and marketing	8%	2%	2%	**	11%
Depreciation and amortization	14%	13%	2%	**	29%
Provision for litigation	**	**	**	(53)%	(53)%
Total operating expenses	10%	4%	1%	(10)%	5%

	Nine Months Ended September 30, 2025
	Increase/(Decrease)
	Operational	Acquisitions	Currency impact [1,2]	Special Items [2]	Total
General and administrative	10%	4%	—%	(3)%	10%
Advertising and marketing	14%	2%	1%	**	17%
Depreciation and amortization	13%	13%	1%	**	27%
Provision for litigation	**	**	**	(18)%	(18)%
Total operating expenses	10%	4%	—%	(4)%	11%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
38 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended September 30, 2025, general and administrative expenses increased 7%, or 6% on a currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions and an 8 percentage point decrease from Special Items. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions as well as fulfillment costs to provide marketing services.
For the nine months ended September 30, 2025, general and administrative expenses increased 10%, on both an as-reported and currency-neutral basis, versus the comparable period in 2024, which included a 4 percentage point increase from Acquisitions and a 3 percentage point decrease from Special Items. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions as well as fulfillment costs to provide marketing services.
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024		2025	2024
	($ in millions)
Personnel [1]	$1,893	$1,899	—%	$5,433	$5,020	8%
Professional fees	128	129	(1)%	348	358	(3)%
Data processing and telecommunications	324	279	16%	930	820	13%
Foreign exchange activity [2]	26	16	53%	68	49	38%
Other	552	421	32%	1,433	1,201	19%
Total general and administrative expenses	$2,923	$2,744	7%	$8,212	$7,448	10%
1For the three and nine months ended September 30, 2024, total general and administrative expenses included a restructuring charge of $190 million. See “Non-GAAP Financial Information” for further information.
2Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended September 30, 2025, advertising and marketing expenses increased 11%, or 9% on a currency-neutral basis, versus the comparable period in 2024, which included a 2 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on sponsorships.
For the nine months ended September 30, 2025, advertising and marketing expenses increased 17%, or 16% on a currency-neutral basis, versus the comparable period in 2024, which included a 2 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on sponsorships and marketing campaigns.
Depreciation and Amortization
For the three months ended September 30, 2025, depreciation and amortization expenses increased 29%, or 27% on a currency-neutral basis, versus the comparable period in 2024, which included a 13 percentage point increase from Acquisitions. The remaining increase was primarily due to higher capitalized software versus the comparable period in 2024, driven by the continued growth of our business.
For the nine months ended September 30, 2025, depreciation and amortization expenses increased 27%, or 26% on a currency-neutral basis, versus the comparable period in 2024, which included a 13 percentage point increase from Acquisitions. The remaining increase was primarily due to higher capitalized software versus the comparable period in 2024, driven by the continued growth of our business.
Provision for Litigation
For the three months ended September 30, 2025, we recorded charges of $83 million, primarily due to a legal provision associated with the U.S. liability shift litigation. For the nine months ended September 30, 2025, we recorded charges of $330 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, a legal provision associated with the U.S. liability shift litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints. See “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended September 30,		Favorable/ (Unfavorable)	Nine Months Ended September 30,		Favorable/ (Unfavorable)
	2025	2024		2025	2024
	(in millions)
Investment income	$81	$76	$5	$239	$231	$8
Gains (losses) on equity investments, net	41	(62)	103	16	(69)	85
Interest expense	(186)	(159)	(27)	(563)	(462)	(101)
Other income (expense), net	2	7	(5)	23	19	4
Total other income (expense)	(62)	(138)	76	(285)	(281)	(4)
(Gains) losses on equity investments [1]	(41)	62	(103)	(16)	69	(85)
Adjusted total other income (expense) [1]	$(103)	$(75)	$(28)	$(301)	$(211)	$(90)
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the three months ended September 30, 2025 and 2024 were 21.5% and 15.6%, respectively. The adjusted effective income tax rates for the three months ended September 30, 2025 and 2024 were 21.4% and 16.3%, respectively. The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 20.4% and 16.1%, respectively. The adjusted effective income tax rates for the nine months ended September 30, 2025 and 2024 were 20.5% and 16.6%, respectively. Both the as-reported and as-adjusted effective income tax rates for the three and nine months ended September 30, 2025 were higher versus the comparable periods in 2024, primarily due to the Pillar 2 Rules and a change in our geographic mix of earnings. In 2025, the Pillar 2 Rules took effect in Singapore and various other jurisdictions and largely offsets the reduction to our effective income tax rate resulting from our incentive grant received from the Singapore Ministry of Finance. See Note 20 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K for further information about this incentive grant.
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (OBBBA). While we continue to analyze the impacts of the OBBBA, at this time it is not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
We rely on existing liquidity (our cash, cash equivalents and investments), cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	September 30, 2025	December 31, 2024
	(in billions)
Cash, cash equivalents and investments [1]	$10.6	$8.8
Unused line of credit	$8.0	$8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents and restricted security deposits held for customers at September 30, 2025 and December 31, 2024 of $2.5 billion and $2.4 billion, respectively.
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
40 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

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
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$12,646	$9,946
Net cash used in investing activities	$(941)	$(724)
Net cash used in financing activities	$(9,993)	$(6,795)
Net cash provided by operating activities increased $2,700 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to higher net income after adjusting for non-cash items.
Net cash used in investing activities increased $217 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to lower proceeds from maturities and sales of investment securities, partially offset by lower purchases of investment securities.
Net cash used in financing activities increased $3,198 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to lower proceeds from debt and higher cash paid for repurchases of our Class A common stock and dividends, partially offset by higher repayments of debt in the prior year.
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
In March 2025, $750 million of principal related to the 2019 USD Notes matured and was paid. Our total debt outstanding at September 30, 2025 and December 31, 2024 was $19.0 billion and $18.2 billion, respectively, with the earliest maturity of $750 million of principal occurring in November 2026.
As of September 30, 2025, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that expires in November 2029.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at September 30, 2025 and December 31, 2024.
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
Aggregate payments for quarterly dividends for the nine months ended September 30, 2025 totaled $2,072 million.
On December 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on February 7, 2025 to holders of record as of January 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $694 million.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 41

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share paid on May 9, 2025 to holders of record as of April 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $691 million.
On June 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on August 8, 2025 to holders of record as of July 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $687 million.
On September 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.76 per share payable on November 7, 2025 to holders of record as of October 9, 2025 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $684 million.
Repurchased shares of our common stock are considered treasury stock. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively. The program approved in 2024 became effective in April 2025 after the completion of the program approved in 2023. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock through September 30, 2025, unless otherwise noted:

(in millions, except per share data)
Remaining authorization at December 31, 2024	$15,188
Dollar-value of shares repurchased for the nine months ended September 30, 2025	$8,169
Remaining authorization at September 30, 2025	$7,019
Shares repurchased for the nine months ended September 30, 2025	14.7
Average price paid per share for the nine months ended September 30, 2025	$554.47
Dollar-value of shares repurchased October 1, 2025 through October 27, 2025	$1,202
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign currency derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The effect of a hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $473 million and $475 million on our foreign exchange derivative contracts outstanding at September 30, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at September 30, 2025 and December 31, 2024.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative
42 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
contracts to hedge a portion of our net investment in foreign subsidiaries. As of September 30, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge. The effect of a hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $279 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2024, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at September 30, 2025 and December 31, 2024.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. The effect of a hypothetical 100 basis point adverse change in interest rates could result in a fair value loss of approximately $14 million and $20 million on the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at September 30, 2025 and December 31, 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred for the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 43

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
For the third quarter of 2025, we repurchased 5.8 million shares for $3.3 billion at an average price of $573.21 per share of Class A common stock. The following table presents our repurchase activity on a cash basis for the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	2,069,191	$559.89	2,069,191	$9,191,249,472
August 1 - 31	1,764,987	$579.13	1,764,987	$8,169,099,851
September 1 - 30	1,976,853	$581.88	1,976,853	$7,018,816,191
Total	5,811,031	$573.21	5,811,031
1    Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period. In December 2024 and 2023, our Board of Directors approved share repurchase programs of our Class A common stock authorizing us to repurchase up to $12.0 billion and $11.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
For the three months ended September 30, 2025, none of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock.

Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 6. Exhibits
Refer to the Exhibit Index included herein.
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 45

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
46 MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 30, 2025	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
MASTERCARD SEPTEMBER 30, 2025 FORM 10-Q 47