Form 10-K
period 2025-12-31
Mastercard Inc
filed 2026-02-11
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of the registrant’s Class A common stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $505.0 billion. There is currently no established public trading market for the registrant’s Class B common stock. As of February 6, 2026, there were 885,216,386 shares outstanding of the registrant’s Class A common stock and 6,595,925 shares outstanding of the registrant’s Class B common stock.

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED FISCAL YEAR 2025 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I	6	Item 1.	Business
	27	Item 1A.	Risk factors
	41	Item 1B.	Unresolved staff comments
	41	Item 1C.	Cybersecurity
	43	Item 2.	Properties
	43	Item 3.	Legal proceedings
	43	Item 4.	Mine safety disclosures
	44	-	Information about our executive officers

PART II	48	Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
	48	Item 6.	Reserved
	49	Item 7.	Management’s discussion and analysis of financial condition and results of operations
	63	Item 7A.	Quantitative and qualitative disclosures about market risk
	64	Item 8.	Financial statements and supplementary data
	112	Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
	112	Item 9A.	Controls and procedures
	113	Item 9B.	Other information
	113	Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

PART III	115	Item 10.	Directors, executive officers and corporate governance
	115	Item 11.	Executive compensation
	115	Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
	115	Item 13.	Certain relationships and related transactions, and director independence
	115	Item 14.	Principal accountant fees and services

PART IV	117	Item 15.	Exhibits and financial statement schedules
	117	Item 16.	Form 10-K summary

MASTERCARD 2025 FORM 10-K 3

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
4 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Item 1. Business
Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including our primary brand Mastercard®, as well as our Maestro® and Cirrus® brands. We operate a payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer consumer and commercial payment products, capture new payment flows and provide services and solutions. These services and solutions include, among others, security solutions, consumer acquisition and engagement services, business and market insights, digital and authentication, processing and gateway and other solutions, all of which draw on our principled and responsible use of secure data. Our capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For our global payments network, our franchise model sets the standards and ground-rules that balance value and risk across (and allow for interoperability among) all stakeholders. We employ a multi-layered approach to help protect the global payments ecosystem in which we operate.
For a full discussion of our business, please see page 10.
Our Performance
The following are our key financial and operational highlights for 2025, including growth rates over the prior year:

GAAP

Net revenue	Net income		Diluted EPS
$32.8B	$15.0B		$16.52
up 16%	up 16%		up 19%

Non-GAAP [1] (currency-neutral growth rate)

Adjusted net revenue	Adjusted net income		Adjusted diluted EPS
$32.8B	$15.4B		$17.01
up 15%	up 13%		up 15%

$14.5B	$11.7B	Repurchased shares	$17.6B
in capital returned to stockholders	$2.8B	Dividends paid	cash flows from operations

Gross dollar volume (growth on a local currency basis)		Cross-border volume growth (on a local currency basis)	Switched transactions
$10.6T	up 15%		175.5B
up 9%			up 10%

1Non-GAAP results (including growth rates) exclude the impact of gains and losses on equity investments, Special Items and/or foreign currency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Results Overview” in Part II, Item 7 for the reconciliation to the most direct comparable GAAP financial measures.
6 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
The following chart provides gross dollar volume (“GDV”) and number of cards featuring our brands in 2025 for select programs and solutions:

	GDV			Cards
	Year Ended December 31, 2025			As of December 31, 2025
Mastercard-branded Programs [1]	(in billions)	% Increase from December 31, 2024 (Local)	% of Total GDV	(in millions)	% Increase from December 31, 2024

Consumer Credit	$3,878	8%	37%	1,083	3%
Consumer Debit and Prepaid [2]	5,349	9%	50%	2,134	11%
Commercial Credit and Debit	1,405	11%	13%	174	14%

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

MASTERCARD 2025 FORM 10-K 7

PART I
ITEM 1. BUSINESS
Our Strategic Priorities
Consumer payments. We focus on enabling consumer payments, providing consumers with choice and flexibility to transact across multiple payment rails (including cards, real-time payments and account-based transactions), while ensuring that all payments are secure and seamless. We do so by:
•Capturing the significant secular opportunity of cash displacement by increasing acceptance through advancing technology and partnering with players across the payments ecosystem, as well as by opening up closed-loop and domestic networks. We also pursue incremental volume and transactions by extending our reach across under-penetrated card verticals (such as bill pay) and real-time account-based payments
•Driving brand preference through compelling consumer experiences by offering relevant value propositions to consumers (including features, benefits, events and activities), providing comprehensive digital functionality (such as Digital First and One Credential), delivering enhanced security and functionality (increasing tokenization, scaling authentication and streamlining online checkout) and driving increased approval, spend and activation rates
•Investing in the future and driving market transformation by extending the reach of our network to enable the tokenization of credentials, identities, assets and data and the exchange of those items between counterparties (providing security, privacy and control). We also seek to achieve this transformation by modernizing our payment network (including enabling real-time card payments) to meet evolving needs
Commercial and new payment flows. We focus on capturing opportunities in commercial payments (both point-of-sale purchases and invoiced payments) and disbursements and remittances (specifically, through Mastercard Move, our collection of money movement capabilities that provides solutions for money transfers to consumers from other consumers, businesses or governments). We do so by:
•Driving brand preference and accelerating secular shift in commercial point-of-sale purchases by offering differentiated propositions across cards and platforms (both corporate and small business solutions, including expense management, reporting, reconciliation and data insights); expanding distribution of our point-of-sale offerings across financial institutions, new geographies, new channels and small businesses; and growing acceptance
•Capturing commercial invoiced payments by driving engagement across buyers and suppliers to, among other things, simplify workflows, release working capital and improve data reconciliation to reduce end-to-end costs; building on our travel offerings to expand into additional select verticals (including business-to-business (“B2B”) marketplaces, trade and logistics, healthcare, consumer packaged goods and pharmaceuticals); and embedding payments into widely used platforms and workflows
•Modernizing disbursements and remittances by utilizing Mastercard Move to scale use cases across senders (including consumers, businesses and governments) and recipient consumers (both domestic and cross-border) and expand money movement across our global network of financial institution partners
Services and other solutions. Our services and other solutions, which are interdependent with our payment network, drive value for our customers and the broader payments ecosystem. We offer security solutions, consumer acquisition and engagement, business and market insights, digital and authentication, processing and gateway and other solutions (including ACH batch and real-time account-based payments and solutions and open finance). We do so by:
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
8 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Our priorities are fundamentally interdependent and strengthen, reinforce and complement each other.

•Our payment network helps us scale our services and solutions, and those services and solutions help us differentiate our payments solutions
•We grow in payments, which allows us to switch more transactions and bring more transaction data onto the network
•We use that data to create insightful services and solutions that can, in turn, help us win new and renewed customer deals and drive greater payments volume growth

Enabling Our Success
These priorities are supported by six enablers:
People. Our success is driven by the skills, experience, integrity and mindset of our people. We attract, develop and retain top talent to deliver on Mastercard’s strategic priorities and to grow high-performing leaders. Our winning culture is guided by the “Mastercard Way”, which outlines the behaviors we expect from employees to deliver for our customers and one another. We foster an environment where everyone has the opportunity to succeed, delivering positive impact for the business and for communities across the globe.
Brand. Our brands serve as a differentiator for our business, representing our values and enabling us to accelerate growth in new areas.
Data and AI. We create a range of products and services for our customers using our data and artificial intelligence (“AI”) assets, technology, platforms and expertise. These products and services are designed to make commerce smarter, more secure and more personal. We follow our Data and Tech Responsibility Principles in how we design, implement and deliver those solutions. Our Privacy by Design, Data by Design and AI Governance processes are designed to ensure we embed multiple layers of privacy, data protection and information security controls in all our products and services, keeping a clear focus on protecting customers’ and individuals’ data and privacy, as well as making our AI more accurate and effective. In addition to our products and services, we use AI to enhance our operations and our employee productivity.
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
Franchise. We manage an ecosystem of stakeholders who participate in our global payments network. Our franchise model creates and sustains a comprehensive series of value exchanges across our ecosystem. We provide a balanced ecosystem where all participants benefit from the availability, innovation and security of our network. Our franchise model enables the scale of our network and provides a single governance structure for its operation.
Doing Well by Doing Good. We are powering economies and empowering people, with an aim toward building a sustainable economy where everyone prospers. Our impact strategy is expressed through three pillars - People, Prosperity and Planet - and the work we do is grounded in strong governance principles. We pursue these strategic goals because it is right for our business. When we bring more people, in more places, into the digital economy we grow our customers, our partnerships and our revenue. For a thriving economy where people prosper, we need a healthy environment, which is why our efforts to preserve the planet play an important role. For more information, please reference our most recently published Impact Report located on our website.
MASTERCARD 2025 FORM 10-K 9

PART I
ITEM 1. BUSINESS
Our Business
Our Payments Capabilities
We enable a wide variety of payments capabilities (including products, services and solutions) over our network among account holders, merchants, financial institutions, businesses, governments and others, offering our customers one partner for their payment needs.
Payment Network
Our payment network links issuers and acquirers around the globe to facilitate the switching of transactions, permitting account holders to use our products at hundreds of millions of acceptance locations and digital access points worldwide. This network facilitates an efficient and secure means for making and receiving payments, a convenient, quick and secure payment method for consumers to access their funds and a channel for the delivery of value-added data insights to our customers. We enable transactions for our customers through our payment network in more than 150 currencies and in more than 220 countries and territories.
Payment Network Transactions. Our payment network supports what is often referred to as a “four-party” payments network and includes the following participants: account holder (a person or entity who holds a card or uses another device enabled for payment), issuer (the account holder’s financial institution), merchant and acquirer (the merchant’s financial institution).
We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, nor do we establish the rates charged by acquirers in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
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
10 MASTERCARD 2025 FORM 10-K

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
Switched Transactions
•Authorization, Clearing and Settlement. Through our payment network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuer and acquirer after a successfully conducted transaction, and settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and our customers.
•Cross-Border and Domestic. Our payment network switches transactions throughout the world when the merchant country and country of issuance are different (“cross-border transactions”), providing account holders with the ability to use, and merchants to accept, our products and services across country borders. We also provide switched transaction services to customers where the merchant country and the country of issuance are the same (“domestic transactions”). We switch more than 70% of all transactions for Mastercard and Maestro-branded cards, including nearly all cross-border transactions.
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
Our multi-layered approach also includes our work with issuers, acquirers, merchants, governments and payments industry associations to develop and put in place technical standards for secure transactions, and we provide solutions and products that are designed to help provide security for the global payments ecosystem. Our approach includes supporting small businesses by sharing best practices and providing access to free utilities and services, benefiting both them and the entire payments ecosystem. We discuss specific security solutions that we offer to our customers below under “Services and Other Solutions”.
MASTERCARD 2025 FORM 10-K 11

PART I
ITEM 1. BUSINESS
Our Franchise. We manage an ecosystem of stakeholders that participate in our global payments network, setting standards and rules for (and aiming to ensure interoperability among) all participants while balancing risk and value across all stakeholders. Our franchise model achieves this by creating and sustaining a comprehensive series of value exchanges across our ecosystem. Through our franchise model, we work to ensure a balanced ecosystem where all participants may benefit from the availability, innovation and security of our network. We achieve this goal through the following key activities:
•Participant Onboarding. We determine that each new customer meets the necessary prerequisites to use and contribute to our network by defining clear ecosystem roles and responsibilities for their operations
•Operating Standards. We define the technical, operational and financial standards that all network participants are required to uphold
•Security. We establish central principles, including safeguarding consumer protections and integrity, so participants feel confident to transact on the network
•Responsible Stewardship. We set performance standards to support ecosystem optimization and growth and use proactive monitoring designed to both ensure participant adherence to operating standards and protect the integrity of the ecosystem
•Issue Resolution. We operate a framework to address disputes between our network participants
Our Payment Products and Applications
Consumer Payments

We provide a wide variety of products and services that support payment products that customers can offer to consumers and merchants to enable purchase transactions, cash withdrawals and cash advances. These offerings facilitate transactions across our payment network and platforms among account holders, merchants, financial institutions, digital partners, businesses, governments and other organizations in markets globally.
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
Key 2025 Developments

In 2025, we launched products aimed at driving top-of-wallet behavior by consumers (including offerings aimed at affluent consumers) such as:
•The Mastercard Collection™, a comprehensive set of premium benefits
•World Legend™ Mastercard, our most prestigious consumer card that is available to issuers globally
•Mastercard One Credential™, which provides consumers greater control and choice of their preferred funding option across a wide range of our payments solutions

Prepaid. Prepaid accounts are a type of electronic payment that enables consumers to pay from pre-funded accounts whether or not they previously had a bank account or a credit history. These accounts can be tailored to meet specific program, customer or consumer needs, such as paying bills, sending person-to-person payments or withdrawing cash from an ATM. Our focus ranges from digital accounts (such as fintech and gig economy platforms) to business programs such as employee payroll, health savings accounts and solutions for small business owners. Our prepaid programs also offer opportunities in the private and public sectors to drive financial inclusion of previously unbanked individuals through social security payments, unemployment benefits and salary cards.
Consumer Bill Payments. Our solutions enable consumers and small businesses to pay their billers in a seamless and secure way, providing an experience that offers flexibility and benefits consumers, financial institutions and billers. Utilizing our merchant acceptance network (which includes many billers), we offer consumers the choice of paying their bills in a convenient and secure manner using credit, debit or prepaid as well as account-based payments methods. We also offer applications and services to enable bill payments for consumers, businesses and governments in select jurisdictions.
12 MASTERCARD 2025 FORM 10-K

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
Commercial
We offer commercial credit, debit and prepaid payment products and solutions that meet the payment needs of large corporations, midsize companies, small businesses and government entities at the point of sale. Our point-of-sale solutions streamline procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our point-of-sale offerings include:
•Small business cards (credit, debit and prepaid) tailored to small and medium businesses
Key 2025 Developments

•As of the end of 2025, we had embedded our virtual card technology in more than 10 global B2B and travel and expense platforms (more than double the number of platforms in 2024), increasing the opportunity for financial institutions and businesses to integrate card payments into their existing corporate invoice payment workflows.

•Commercial travel and entertainment, procurement and fleet cards, consisting mostly of credit cards and associated platforms for corporations to manage travel and expense, procurement and fleet expenses. Our Mastercard Smart Data™ platform provides expense management and reporting capabilities.
We also offer solutions designed to enable businesses or governments to make invoiced payments to businesses with whom they have a trusted relationship for goods and services. As part of our solutions, we offer a platform to optimize supplier payment enablement campaigns for financial institutions.
Across both point-of-sale and invoiced payments, we offer a Virtual Card Number (VCN) solution, which is generated dynamically from an existing account and leverages the existing funds and/or credit limit of that funding account. Our VCN solution may include the use of Mastercard In Control™, our virtual card platform that allows buyers to pay suppliers using a one-time use card number that can be set with transaction level controls, providing configurability, flexibility and control over spending.
Disbursements and Remittances
Through our Mastercard Move platform, we enable consumers, businesses, governments and merchants to send and receive money domestically and across borders to consumers with greater speed and ease, with a payout reach of more than 17 billion endpoints globally across multiple channels, and in more than 60 originating countries and 155 receiving countries:
•We partner with digital messaging and payment platforms to enable consumers to send money directly within applications to other consumers.
•We partner with central banks, fintechs and financial institutions to more efficiently enable, as applicable, distribution of social and economic assistance and business-to-consumer (“B2C”) disbursements across various use cases (such as wallet funding, cash payouts, gig worker payouts and insurance claims).
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
MASTERCARD 2025 FORM 10-K 13

PART I
ITEM 1. BUSINESS
Benefiting and Innovating the Payments Ecosystem

We provide functionality and technology to help our customers provide benefits and experiences for consumers, merchants, businesses and others.
•Delivering digital functionality and consumer experiences. We use our technologies and security protocols to develop solutions to make digital shopping and selling experiences, such as on smartphones and other connected devices (both online and in person), simpler, faster and more secure for consumers, businesses and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base.
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
Key 2025 Developments

•We launched Mastercard Agent Pay™, a new framework designed to enable secure, scalable and trusted payments in agentic commerce. The solution enables AI-assisted and fully automated agent-based payments across Mastercard's acceptance network. The solution builds upon our existing tokenization capabilities (including Agentic Tokens) and dispute management capabilities. In 2025, we enabled all U.S.-based Mastercard cardholders to participate in this program, with a global launch scheduled for early 2026. Merchants are currently able to participate without the need for significant development or integration.
•In 2025, we continued our efforts to support stablecoin across our network by:
◦Enabling the spending of crypto and stablecoin assets across Mastercard's acceptance network through approximately 130 crypto co-brand card programs
◦Embedding stablecoins into our Mastercard Move platform, which allows customers to send and receive stablecoin flows seamlessly
•In 2025, approximately 40% of all Mastercard transactions are now tokenized

◦Our Mastercard Digital First™ program enables our issuing customers to offer their cardholders a fully digital payment experience with an optional physical card, meeting cardholder expectations of immediacy, security and convenience during card application, authentication and instant card access, securing purchases (whether contactless, in-store, in-app or online) and managing alerts, controls and benefits.
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
•Creating solutions to unlock new blockchain-based business models. We continue to expand our capabilities to support emerging blockchain‑based payment models through a controlled and risk‑managed framework, applying robust due‑diligence and monitoring standards for partners operating in the digital asset ecosystem. Our solutions enable consumers to use our cards to purchase digital assets and spend those balances across our acceptance network using crypto co-brand cards. Additionally, we support the settlement of stablecoins over our network.
•Simplifying access to, and integration of, our digital assets. Our Mastercard Developers platform makes it easy for customers and partners to leverage our many digital assets and services. By providing a single access point with tools and capabilities to find APIs across a broad range of Mastercard services, we enable easy integration of our services into new and existing solutions.
•Identifying and experimenting with future technologies, start-ups and trends. Through Mastercard Foundry, we continue to provide customers and partners access to thought leadership, innovation methodologies, new technologies and relevant early-stage fintech players.
14 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Our Services and Other Solutions

We offer an expansive and diversified portfolio of services and solutions built on unique and proprietary data sets and supported by global consulting and advisory expertise. These services and solutions help to differentiate our payments products and serve the needs of sizeable addressable markets beyond payments.
Security Solutions
We offer products and services designed to safeguard the payments and digital ecosystem from fraud and cyber-attacks and to enhance security for payments across card and non-card rails. Our security solutions suite provides organizations with the ability to adapt to the dynamic and multifaceted nature of threats while maintaining continuity and confidence in their operations. This includes:
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
Key 2025 Developments

•In 2025, we launched Mastercard Threat Intelligence, which combines Mastercard’s payment expertise and global network visibility with Recorded Future’s leading cyber threat intelligence capabilities in order to prevent payment fraud by proactively detecting cyberattacks. This new service complements our existing cybersecurity intelligence, fraud scoring and defense functionalities.
•In 2025, we launched Mastercard Commerce Media™, a new digital media network aimed at making advertising more personalized, relevant and effective. Mastercard Commerce Media helps advertisers provide tailored offers to the right consumer at the right time by using our proprietary spend insights as well as measuring the effectiveness of the advertisements.
•In 2025, we announced Mastercard Account-to-Account Protect, a new solution designed to combine our fraud prevention technology with a new dispute resolution framework in order to safeguard consumers when making account-to-account payments.
•In 2025, we launched Merchant Cloud, a unified platform designed to offer a single point of entry to cutting-edge payment services (including payment gateways, security solutions and data) to simplify and support commerce growth in the global acceptance ecosystem and deliver exceptional experiences for end users.

•Detection solutions designed to both spot and take action to stop fraudulent behavior and cyber-attacks. Our offerings include fraud scoring technology that scans billions of data points across millions of transactions each day while increasing approvals and reducing false declines, alerts when accounts are exposed to data breaches or security incidents, and network-level monitoring on a global scale to help detect the occurrence of widespread fraud attacks when a customer may be unable to detect or defend against them.
•Remediation solutions designed to facilitate the flow of information to ensure consumers have transparency of their transaction data, as well as solutions designed to communicate and remediate disputes related to either fraud or failures in delivery of services to consumers.
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
MASTERCARD 2025 FORM 10-K 15

PART I
ITEM 1. BUSINESS
Consumer Acquisition and Engagement Services
We offer solutions that drive customer acquisition, increase activation, deepen engagement and build loyalty, including:
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
•Issuer and merchant loyalty services, which blend strategy, services, data and technology to deliver loyalty solutions designed to drive consumer engagement with measurable results for our customers. We enable a loyalty ecosystem (deeply integrated within our global payments network) that benefits merchants, financial institutions and consumers via personalized offers, rewards and redemptions, empowering our customers to create experiences unique to their brand and consumers and achieve long-lasting loyalty.
Business and Market Insights
We offer solutions that provide data insights, analytics and advisory services, all of which are designed to help our customers operate with agility, optimize performance and profitability, and innovate for future growth. Offerings within this area include:
•Business and operational intelligence solutions consisting of real-time business insights, industry research, economic intelligence and expert-driven recommendations designed to support informed decision-making, monitor performance and respond to macro trends.
•Advanced analytics and AI solutions consisting of proprietary and privacy-first data solutions, AI models and analytics software designed to power strategy optimization, business experimentation and transformation, as well as risk management to address complex business challenges and unlock new value.
•Consulting and agentic solutions consisting of strategic advisory, rapid prototyping, technical implementation and hands-on support across the payments ecosystem (including agentic solutions), designed to accelerate transformation and scale innovation through global expertise and localized execution.
•Payments and portfolio optimization solutions consisting of expertise and technology designed to enhance payment processes, customer engagement and portfolio performance through targeted strategies and data-driven recommendations.
Digital and Authentication
We offer global digital enablement and authentication capabilities that operate across all digital channels including in-store environments, e-commerce platforms and agentic interfaces. These capabilities include:
•Digital enablement and checkout services that allow issuers, acquirers, merchants, digital wallets and channel partners (such as payment service providers, gateways, payment facilitators, independent software vendors and payment orchestrators) to provision, access and use tokenized payment credentials that help make commerce more seamless and more secure
•Authentication services that help customers grow digital commerce by enabling the verification of cardholder accounts and transactions for issuers and merchants. These services combine sophisticated risk signals, biometrics and other authentication technologies to help reduce fraud, increase approval rates and build trust at scale, while also supporting applicable regulatory and industry standards
16 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Processing and Gateway
We extend our processing capabilities in the payments value chain in various regions with an expanded suite of offerings, including:
•Issuer solutions designed to provide customers with a complete processing solution to help them create differentiated products and services and allow quick deployment of payments portfolios across banking channels.
•Payment gateways that offer a single interface to enable e-commerce merchants to process secure online and in-app payments and offer other solutions, including outsourced electronic payments, fraud prevention and alternative payment options.
Other Solutions
We provide several additional solutions to help differentiate our payments products. These other solutions include ACH batch and real-time account-based payments and solutions, bill payments, cross-border services and open finance.
We discuss ACH batch and real-time account-based payments and solutions, bill payments and cross-border services in more detail in “Our Payment Products and Applications”.
Our open finance platform enables data providers and third parties, on a permissioned basis, to reliably access, securely transmit and confidently manage consumer and small business data to improve the customer experience. Our platform enables individuals to have choice of financial services, providing them the ability to access, control and benefit from the use of their data. This choice provides individuals with an improved digital experience. Our platform also serves the needs of the lending market, including through streamlining loan application processes and improving credit decisioning, thereby driving further financial inclusion. The network connections that underpin this platform utilize API technology and our Data and Tech Responsibility Principles (including data usage guardrails, consumer protection and consent management). Our advanced open finance data enrichment and insights solutions include account opening (providing seamless onboarding through our open finance APIs), lending (focusing on empowering confident lending decisions and hassle-free experiences), payments (centered on enabling secure and cost-effective account-to-account payments with valuable transaction insights) and small business solutions (providing real-time data and financial insights to drive informed decision-making).
Our People
As of December 31, 2025, we employed approximately 39,800 persons globally, of which approximately 70% were employed outside of the U.S. in more than 90 countries. Our employee base is predominantly full-time. To supplement our employee base, we also had approximately 6,000 contingent workers in order to meet specific needs. Our voluntary workforce turnover (rolling 12-month attrition) was approximately 6% as of December 31, 2025. The total cost of our workforce for the year ended December 31, 2025 was $7.3 billion, which primarily consists of compensation, benefits and other personnel-related costs.
Management reviews our people strategy and culture, as well as related risks, with our Human Resources and Compensation Committee on a quarterly basis, and annually with our Board of Directors. Additionally, our Board and Board committees are tasked with overseeing other human capital management matters on a regular basis, such as ensuring processes are in place for maintaining an ethical corporate culture; overseeing key initiatives, policies and practices focused on providing everyone the opportunity to succeed; and monitoring governance trends in areas such as human rights.
To enable our business strategy effectively, our aim is to:
•attract and retain talent with the key skills and capabilities needed to achieve short-term and long-term goals
•develop an agile workforce to collaborate and compete in a fast-paced, innovative environment
•build and sustain an inclusive and high-performing culture
Attract talent.
•We continuously recruit talent by leveraging the strength of our brand and utilizing a variety of sources, channels and initiatives in order to support our growth across sectors, markets and emerging industries
•Our acquisition activity has also provided a strong source of talent with differentiated skills
MASTERCARD 2025 FORM 10-K 17

PART I
ITEM 1. BUSINESS

Develop and retain talent. We develop and retain our employees, with a focus on staying competitive and being responsive to changing market dynamics. We also continue to build and promote the behaviors that underpin our culture. Our programs and practices include:
•An annual cycle that focuses on objective setting, performance assessment aligned with the Mastercard Way behaviors, skills development and career progression opportunities
•Succession planning for key roles as well as leadership development programming across various career levels, including personalized coaching
•Learning resources and courses for all employees
The Mastercard Way

The Mastercard Way is the statement of our culture. It consists of three principles:
•Create value
•Grow together
•Move fast
These principles address where we are going as an organization, how we work together and how we deliver for our customers and each other.

•A competitive compensation approach (subject to periodic reviews) under which eligible employees across multiple job levels can receive long-term incentive equity awards
•Contributions to employees’ financial well-being as they plan for retirement through our “Investing in You” initiative, which sets a global minimum standard of 10% of base pay toward retirement
•Continued expansion and prioritization of well-being offerings for employees, focused on supporting their minds, bodies and financial and social well-being, as well as embracing flexibility
•Flexibility policies and programs to support employees, including a four-week ”work from elsewhere” policy, meeting-free days and a hybrid work approach with an average of at least three days in the office per week
•Supporting employees in giving back to their communities, including providing matching gifts for charitable donations that they make, donating to eligible charities of their choice for every applicable hour that they volunteer, and providing five paid days per year for full-time employees to engage in eligible volunteer work
•Experience surveys that we periodically run to assess our overall employee engagement areas (with occasional focus on more targeted topics) and prioritize how we address emerging opportunity areas
•A culture of high ethical business practices and compliance standards, grounded in honesty, decency, trust and personal accountability. It is driven by “tone at the top,” reinforced with regular training, fostered in a speak-up environment, and measured by our periodic employee surveys and other metrics that enable our Board to maintain a pulse on areas of strength and opportunities for improvement
Environment. We strive to create an environment where everyone feels valued and empowered to do their best work. This helps build a healthy culture, attract talent and drive long-term value for stockholders. We are continuously evolving our approach, guided by the following priorities:
•We customize our global community and belonging strategy by region. This customized strategy, implemented and executed by local leadership, is designed to ensure we reflect the viewpoints of appropriate stakeholders and consider cultural nuances as part of our work toward providing everyone the opportunity to succeed
•We remain dedicated to practices designed to ensure there is equal pay for equal work. We have established a framework for examining pay practices annually, supported by third-party analysis and benchmarked to the external market. We assess compensation decisions for potential pay disparities
18 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Brand

Our brand plays an important role in building preference for our products and services, from the primary Mastercard brand to Maestro and Cirrus. We manage our brands across all aspects of our strategic priorities – consumer payments, commercial and new payment flows, and services and other solutions – to reinforce the connectivity and value of our offerings across our broad customer base. We bring our brand to life through a range of activities, including advertising, promotions and sponsorships, customer events, digital marketing, mobile marketing and social media initiatives. Over the course of nearly 30 years, “Priceless®” has evolved from an advertising campaign in more than 120 countries worldwide to a broader platform that reinforces special memories, passions and experiences in people’s personal and business lives. In all of its forms, the brand delivers a consistent, recognizable message that supports and promotes the benefits, acceptance and usage of our products and services around the globe.
Key 2025 Developments
•In 2025, Mastercard announced it would become the official naming partner of the McLaren Formula 1 Team, starting with the 2026 season.
Data and AI
We create a range of products and services for our customers that use our data and AI assets, technology, platforms and expertise. These products and services are designed to make commerce smarter, more secure and more personal. Our data comes from an increasing variety of sources, such as transaction data (including from gateway, card and real-time payments), open finance, digital identities, buyer/supplier payment preferences, device attributes, digital threat assessments, rewards redemptions and unstructured data (such as our manuals and publications). This data also helps power our operations to drive efficiency and clarity in solutions for our employees and customers. We continually invest in data cleansing, structuring and modeling and robust governance to help make this data accurate and available for use in AI to be deployed at scale. We utilize our data using traditional analytical methodologies and an ever-increasing range of AI, including machine learning, natural-language processing, neural networks and generative AI. We aim to help power economies and empower people through AI-driven initiatives that enhance security, data insights, personalization and efficiency.
We do all this while following our Data and Tech Responsibility Principles in how we design, implement and deliver those solutions. Our Privacy by Design, Data by Design and AI Governance processes are designed to ensure we embed multiple layers of privacy, data protection and information security controls in all our products and services, keeping a clear focus on protecting customers’ and individuals’ data. We seek to do this in a number of ways:
•Implementing accountability. We practice robust data and AI governance aimed at ensuring that we have appropriate controls and oversight over the use of our data and technology
•Practicing data minimization. We practice collecting and retaining only the personal information that is needed for a given product or service, and limiting the amount and type of personal information shared with third parties
•Being transparent and providing control. We explain how we use personal information and AI and give individuals access and control over how their data is used and shared
•Working with trusted partners. Our processes are designed to ensure we select partners and service providers who implement high standards similar to ours for protecting data and using AI
•Addressing fairness in our data and AI. We are implementing governance and processes to help test and mitigate for bias when we use advanced analytics, including AI and machine learning, to create fair and inclusive solutions that reflect individual, group and societal interests
•Fostering inclusion and advancing positive social impact. Where possible, we utilize our data sets and analytics capabilities to create innovative solutions to societal challenges, benefit society and promote inclusive financial, social, climate, health and education growth
MASTERCARD 2025 FORM 10-K 19

PART I
ITEM 1. BUSINESS
Technology
We utilize our technology to help grow our core, diversify into new customers and geographies and build new areas for the future, while also enhancing our operational strength and enabling our employees to deliver effectively for our customers. Our technology enables the scale of our network and accelerates our growth in payments, data and services, across the following key areas:
Creating value for customers around the world:
•Standardizing and simplifying how we connect with customers, starting at the edge of our network, to provide them with the tools to manage and expand their Mastercard relationship
•Deploying our cloud-native technology infrastructure to adapt to evolving market conditions and further enhance speed, resiliency and scalability
Enabling our full range of products and services:
•Enhancing payment rails and expanding them across payments and services, including providing seamless customer adoption across new services and solutions
•Further evolving our data infrastructure and utilizing AI to unlock incremental value and differentiated offerings, and ensure ongoing compliance with evolving data laws and regulations
Empowering our employees:
•Improving the speed in which we deliver for our customers through a combination of AI-enabled tools and customer-centric practices
•Attracting, developing and retaining top technology talent, as well as strengthening our employees’ technology acumen
How We Help Consumers, Businesses and Governments
Through our unique set of products and services, as well as the power of our technology, innovation and network, we work with our customers to provide benefits to consumers, businesses and governments around the globe.
We benefit consumers by:
•making electronic payments more convenient, secure and efficient
•delivering better, seamless consumer experiences
•providing consumers choice, empowering them to make and receive payments in the ways that best meet their daily needs
•protecting consumers and all other participants in a transaction, as well as consumer data
•enabling loyalty rewards and benefits
We benefit businesses by:
•enabling our merchant partners to accept secure and reliable payments for both in-store and online purchases, as well as helping to protect them from fraud before it occurs
•delivering technology that helps to support digital identity and verification of participants in a transaction, especially when a pre-existing relationship does not exist
•providing them access to data analytics platforms and actionable insights to help them better understand their business as well as their co-brand portfolio performance (as applicable)
•helping small businesses obtain the digital, security and financial tools necessary to help enable future growth
•supporting community financial institutions (including local banks, minority depository institutions and credit unions) to make it easier for small and underserved businesses to get the funding they need
•offering free and effective cyber tools to help small businesses take immediate action to reduce the risk of cyberattacks
•connecting small businesses (via local and national partnerships) with expert organizations to help them develop new skills and grow their capabilities
We benefit governments by:
•offering technologies to help drive efficiencies and deliver more inclusive and sustainable economic development
20 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
•supporting their efforts to disburse public funds seamlessly, digitize revenue collections and simplify procurement at a lower cost
•providing aggregated and anonymized data insights to help assess and tailor their policies
•enabling their efforts to digitize and modernize their public infrastructure while reducing costs, delivering more seamless services and improving citizen satisfaction
•empowering them to deliver effective emergency response in times of need (as well as drive financial inclusion) through combined welfare and disbursement programs
•offering cybersecurity solutions that help them safeguard their platforms, digital transactions and ecosystem against fraudulent activity
Revenue Sources
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
Within our value-added services and solutions, we generate revenue primarily related to the following:

•Security solutions •Consumer acquisition and engagement services •Business and market insights •Digital and authentication solutions	•Processing and gateway •Other solutions (including ACH batch and real-time account-based payments and solutions, bill payments, cross-border services and open finance)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue” in Part II, Item 7 and Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for more detail about our revenue.
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
Competition
We face a number of competitors both within and outside of the global payments industry. We compete in all categories of payments (including paper-based payments and all forms of electronic payments) as well as in all categories in which we provide services and solutions:
•General Purpose Payments Networks. We compete worldwide with payments networks such as Visa, American Express, JCB, China UnionPay and Discover, among others. These competitors tend to offer a range of card-based payment products. Some competitors have more market share than we do in certain jurisdictions. Some also have different business models that may provide an advantage in pricing, technology, regulatory compliance burdens or otherwise. Globally, financial institutions may issue both Mastercard-branded and competitor payment products, and we compete for business on the basis of individual portfolios or programs. In addition, a number of our customers issue American Express-, China UnionPay- and/or Discover-branded payment cards in a manner consistent with a four-party system. We continue to face intense competitive pressure on
MASTERCARD 2025 FORM 10-K 21

PART I
ITEM 1. BUSINESS
the prices we charge our issuers and acquirers, and we seek to enter into business agreements with them through which we offer incentives and other support to issue and promote our payment products.
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
•Digital Currencies. Stablecoins and cryptocurrencies may become more popular as they potentially become more regulated around the globe (through laws such as the GENIUS Act, which in 2025 became the first major crypto legislation in the U.S.) and are increasingly perceived to provide immediacy, 24/7 accessibility, immutability and efficiency. Some players, including payment service providers and payment facilitators, have started to enable merchant acceptance of such currencies in P2M, while some banks have started experimenting with blockchain B2B payments. Digital currencies and emerging players (such as crypto natives) have the ability to disrupt traditional financial markets. The increased prominence of digital currencies creates an opportunity for us, but could also compete with our products and services.
•Services and Solutions Providers. We face competition from companies that provide alternatives to our services and solutions. These companies include information services and consulting firms that provide consulting services and insights to financial institutions, merchants and governments, technology companies that provide cyber and fraud solutions (including AI-based solutions), and companies that compete against us as providers of loyalty and program management solutions. We also face competition from companies that provide alternatives to our other solutions, including open finance. Regulatory initiatives could also lead to increased competition in this space.
22 MASTERCARD 2025 FORM 10-K

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

Talent and culture	World class talent and culture guided by the Mastercard Way, with a focus on providing an environment where everyone has the opportunity to succeed
Technology	Leading-edge technology that advances the quality, speed and diversity of our offerings and solutions
Local presence and government engagement	Ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments
Collectively, the capabilities that we have created organically, and those that we have obtained through acquisitions, support and build upon each other to enhance the total proposition we offer our customers. They enable us to partner with many participants in the broader payments ecosystem and provide choice, security and services to improve the value we provide to our customers.
MASTERCARD 2025 FORM 10-K 23

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

Payments Oversight and Regulation. Central banks and other regulators around the world either have established, or are seeking to establish, formal oversight over participants in the payments industry, as well as authority to regulate payments systems in their countries. Such authority has resulted in certain of these entities regulating Mastercard as financial market infrastructure, as well as establishing oversight related to various aspects of our business (including areas such as consumer protections and cybersecurity). In the European Union (the “EU”), Mastercard has been designated as a systemically important payment system (SIPS) and is subject to systemic importance regulation, which includes various requirements we must meet, including obligations related to governance and risk management. In the U.K., the Bank of England designated Vocalink™, our real-time account-based payments network platform, as a “specified service provider”, and Mastercard as a “recognized payment system”, which includes supervisions and examination requirements. We have also been designated by certain jurisdictions as “critical infrastructure”, which includes cyber and physical security resilience requirements and related reporting obligations. In addition, EU legislation requires us to separate our scheme activities (brand, products, franchise and licensing) from our switching activities and other processing in terms of how we go to market, make decisions and organize our structure. Examples of other markets where Mastercard is formally overseen include Australia, Brazil, India, Mexico, South Africa and Canada. Additionally, certain of our subsidiaries are also regulated as payments institutions and payment service providers, including as money transmitters. This regulation subjects us to licensing obligations, regulatory supervision and examinations, as well as various business conduct and risk management requirements.
Interchange Fees. Interchange fees that support the function and value of four-party payments systems like ours are subject to regulation in some jurisdictions. Examples include statutes in the U.S. that cap debit interchange for certain regulated activities, proposed legislation in the U.S. to extend routing mandates to credit and the EU regulation capping consumer credit and debit interchange fees. Interchange fees are also periodically subject to litigation. For more detail, see “Risk Factors - Other Regulation” in Part I, Item 1A and Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Key 2025 Developments

•In July 2025, the EU introduced its revised systemic importance regulation, covering companies such as ours that have been designated as systemically important. The revision introduces a framework for cyber resilience and detailed rules for managing outsourcing risks. It also amended the definition of a SIPS operator in such a way as to extend to more companies in the payments ecosystem.

•In November 2025, the Central Bank of Brazil established a new regulation for all Payment Scheme Operators (PSOs) in Brazil (including Mastercard and Visa), enhancing governance, risk management and transparency standards across the payments ecosystem. The new regulation reinforces the PSOs’ accountability for the financial and settlement integrity of payments to merchants (including in cases of default, operational failure or insolvency of any of their scheme participants) and, in particular, requires payment networks to extend their settlement guarantees to previously non-guaranteed transactions (such as merchant installment transactions). Although the regulation has already been enacted, its full implementation remains subject to the development and formal submission by PSOs of their corresponding governance and risk management frameworks, as well as to the Central Bank’s review and approval of these frameworks. The conclusion of this process is expected to occur by November 2026.

•In August and September of 2025, two separate Federal district courts issued conflicting decisions regarding the validity of the interchange cap set by the Federal Reserve in Regulation II (related to the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act). One court vacated the interchange cap while the other upheld it. The interchange cap remains in effect while the litigation continues.

•The New Zealand Commerce Commission approved the implementation of caps on cross-border interchange for most types of card transactions, effective May 2026.

24 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1. BUSINESS
Preferential or Protective Government Actions. Some governments have taken action to provide resources, preferential treatment or other protection to selected domestic payments and processing providers, as well as to create their own national providers. For example, governments in some countries (such as South Africa) mandate switching of domestic payments either entirely in that country or by only domestic companies. Some jurisdictions are currently considering adopting or have adopted data localization requirements, which mandate the collection, storage, and/or other processing of data within their borders. This is the case, for instance, in India, China and Saudi Arabia. Various forms of data localization requirements or data transfer restrictions are also under consideration in other countries and jurisdictions, including the EU.
Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption. We are subject to anti-money laundering (“AML”) and countering the financing of terrorism (“CFT”) laws and regulations globally, including the U.S. Bank Secrecy Act and the USA PATRIOT Act, as well as the various economic sanctions programs, including those imposed and administered by the U.S. Office of Foreign Assets Control (“OFAC”) and the European Union. We have implemented a comprehensive AML/CFT program, comprised of policies, procedures and internal controls, including the designation of a compliance officer, which is designed to prevent our payment network from being used to facilitate money laundering and other illicit activity and to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks. The economic sanctions programs administered by OFAC restrict financial transactions and other dealings with certain countries and geographies (specifically Crimea, the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine, Cuba, Iran and North Korea) and with persons and entities included in OFAC sanctions lists including its list of Specially Designated Nationals and Blocked Persons (the “SDN List”). We take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities. As part of this program, we obligate issuers and acquirers to comply with their local sanctions obligations and U.S. and EU sanctions programs. In the U.S., these obligations include requiring the screening of account holders and merchants against OFAC sanctions lists (including the SDN List). Iran and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. We do not maintain operations, assets or licensed customers in Iran. While we currently have no operations in Syria, we are evaluating market entry in strict accordance with applicable laws and restrictions. We are also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which, among other things, generally prohibit giving or offering payments or anything of value for the purpose of improperly influencing a business decision or to gain an unfair business advantage. We have implemented policies, procedures and internal controls to proactively manage corruption risk.
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
Privacy, Data, AI and Information Security. Aspects of our operations or business are subject to increasingly complex, fragmented, overlapping and/or divergent privacy, data, AI and information security laws and regulations in the U.S., the EU and elsewhere around the world. For example, in the U.S., we and our customers are respectively subject to, among other laws and regulations, Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act (GLBA) that require, among other things, the maintenance of a written, comprehensive information security program and, increasingly, a number of state data and privacy laws. We and our customers may also be subject (where applicable) to evolving U.S. federal and/or state AI and data laws and regulations, including those related to national security. With respect to information security, we are subject to new and evolving cyber notification regimes, including data protection authorities, cyber authorities and law-enforcement. We are also subject to public disclosure requirements related to cyber incidents, such as the U.S. Securities and Exchange Commission (the SEC) disclosure rules that require, among other things, disclosing material cybersecurity incidents in a Current Report on Form 8-K, generally within four business days of determining an incident is material. In the EU, we are subject to the General Data Protection Regulation (the GDPR) and its equivalent in the U.K., which requires, among other things, a comprehensive privacy, data protection and information security program to protect the personal and sensitive data of EEA residents. Several regulators and policymakers around the globe use the GDPR as a reference to adopt new or updated privacy, data and information security laws and regulations, although divergences have occurred. Laws and regulations in this area are constantly evolving due to several factors, including increasing data collection and data flows, numerous data breaches and security incidents, more sensitive data categories, and emerging technologies such as AI (which is now subject to regulation in the EU as well as other
MASTERCARD 2025 FORM 10-K 25

PART I
ITEM 1. BUSINESS
places). In addition, the interpretation and application of these privacy, data, AI and information security laws and regulations are often uncertain and in a state of flux, thus requiring constant monitoring and governance.
Additional Regulatory Developments. Various regulatory agencies around the world continue to examine a wide variety of issues that could impact us, including evolving laws and guidance surrounding buy-now-pay-later, open finance, credit reporting, digital currencies (including stablecoins), marijuana, prepaid payroll cards, identity theft, account management guidelines, disclosure rules, marketing and operational resilience. Additionally, various jurisdictions have adopted or are increasingly considering adopting laws, regulations and oversight expectations requiring disclosure on environmental, social and governance matters. The focus of such efforts includes climate-related matters, as well as social matters, such as human rights, the treatment of employees and other workforce-related matters.
Additional Information
Mastercard Incorporated was incorporated as a Delaware corporation in May 2001. We conduct our business principally through our principal operating subsidiary, Mastercard International Incorporated, a Delaware non-stock (or membership) corporation that was formed in November 1966. For more information about our capital structure, including our Class A common stock (our voting stock) and Class B common stock (our non-voting stock), see Note 14 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8.
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
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available for review, without charge, on the investor relations section of our corporate website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information contained on our corporate website, including, but not limited to, our Impact Report and our U.S. Consolidated EEO-1 Report, is not incorporated by reference into this Report. Our filings are also available electronically from the SEC at www.sec.gov.
26 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Item 1A. Risk factors

RISK HIGHLIGHTS

Legal and Regulatory	Business and Operations

Payments Industry Regulation	Competition and Technology	Brand, Reputational Impact and Environmental, Social and Governance

Preferential or Protective Government Actions	Information Security and Operational Resilience	Talent and Culture

Privacy, Data, AI and Information Security	Stakeholder Relationships	Acquisitions and Strategic Investments

Other Regulation	Global Economic and Political Environment	Settlement and Third-Party Obligations

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
MASTERCARD 2025 FORM 10-K 27

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
Governments and merchant groups in a number of countries have implemented or are seeking interchange rate reductions through legislation, regulation and litigation. See “Business - Government Regulation” in Part I, Item 1 and Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details.
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
•Geopolitical events and any resulting OFAC sanctions, adverse trade policies, enforcement of U.S. laws related to countering the financing of terrorism, economic sanctions and anti-corruption, or other types of government actions could lead affected or other jurisdictions to take actions in response that could adversely affect our business. Moreover, because of various concerns jurisdictions may have with respect to our business, including any decisions we may make relating to entering or exiting a
28 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
particular market, such jurisdictions may decide to begin to or increase their focus on growing local payment networks and other solutions.
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
Privacy, Data, AI and Information Security
Regulation and enforcement of privacy, data, AI, information security and the digital economy could increase our costs and lead to legal claims and fines, as well as negatively impact our growth and reputation.
We are subject to increasingly complex, fragmented, overlapping and/or divergent laws and regulations related to privacy and data protection, data use and governance, AI and information security (including with respect to cybersecurity and cyber-risk) in the jurisdictions in which we do business. New or updated laws and regulations have led, and may continue to lead, to similar, stricter or at times conflicting requirements, creating an uncertain regulatory environment. For example, some jurisdictions have implemented or are otherwise considering requirements to collect, store and/or process data within their borders, as well as prohibitions on the transfer of and access to data abroad, leading to technological and operational implications. Other jurisdictions have adopted or are otherwise considering adopting sector-specific regulations for the payments industry and other industries in which we participate, including forced data sharing requirements or additional verification requirements. With respect to information security, any single breach could require parallel notifications to data protection authorities, cyber authorities and/or law-enforcement, often requiring different thresholds, reporting deadlines and formats. In addition, laws and regulations on AI, data governance and credit decisioning may overlap or conflict with, or diverge from, general privacy rules. Overall, these myriad laws and regulations may require us to modify or limit our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business. Failure to comply with any of these laws, regulations and requirements (including as a result of conflicting regulations) could result in fines, sanctions or other enforcement actions or penalties (both civil and criminal), which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
As a user and deployer of AI technology, we are also subject to increasing and evolving laws and regulations related to AI governance, including the EU AI Act, and new applications of existing laws and regulations to AI. How our use and deployment of AI will be regulated is still developing as policymakers around the world consider how to regulate AI, and uncertainty remains as to how AI technology or its application (such as in agentic commerce) will continue to advance. In addition, the use of AI creates or amplifies risks that are challenging to fully prevent or mitigate. In particular, AI algorithms may generate inaccurate, unintended, unfair, biased or discriminatory outcomes (which may not be easily detectable or explainable) and may inadvertently disclose confidential information and/or breach intellectual property, privacy or other rights. Our implementation of robust AI governance and risk management frameworks, designed to ensure our responsible use of AI and help us to comply with emerging laws and regulations, may not be sufficient protection against these emerging risks.
Further, as we acquire new companies and develop integrated and personalized products and services to meet the needs of a changing marketplace, we have expanded and may further expand our data profile through additional data types and sources, across multiple channels, and involving new partners. This expansion has amplified and may continue to amplify the impact of these various laws and regulations on our business or subject us to new laws and regulations. For example, as a provider of global threat intelligence services through Recorded Future, we are subject to increased exposure to certain laws and regulations, including global cybercrime and other laws and regulations in various jurisdictions. As a result, we are required to constantly monitor our data practices and potentially change them when necessary or appropriate. We also need to provide increased care in our data management, governance, quality and accuracy practices, particularly as it relates to the use of data in products leveraging AI.
New requirements and rules, or changing interpretations of existing requirements in these areas, or the development of new regulatory schemes related to the digital economy in general, may also increase our costs and/or restrict our ability to leverage data or use AI for innovation. This could impact the products and services we offer and other aspects of our business, such as fraud
MASTERCARD 2025 FORM 10-K 29

PART I
ITEM 1A. RISK FACTORS
monitoring, the need for improved data management, governance, quality and accuracy practices, the development of information-based products and solutions, and technology operations. In addition, these requirements may increase the costs to our customers of issuing payment products or using information products, which may, in turn, decrease the number of our products that they offer. While we intend to comply with all regulatory requirements, innovate responsibly and deploy Privacy by Design, Data by Design and AI Governance approaches to all of our product development, the speed and pace of changes in laws (as well as stakeholder interests) may not allow us to meet rapidly evolving regulatory and stakeholder expectations. Any of these developments could materially and adversely affect our overall business and results of operations.
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
•Issuer and Acquirer Practices Legislation and Regulation. Certain regulations or legislation that do or could impact our issuers and acquirers (such as caps on issuer interest rates) may impact various aspects of our business. Additionally, strong authentication requirements within the EU’s Payment Services Directive in the EEA could increase the number of transactions consumers abandon if we are unable to secure a frictionless authentication experience under these standards. Such an increase could adversely impact our volumes or other operational metrics.
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
30 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
We are a defendant in a number of civil litigations and regulatory proceedings and investigations, including among others, those alleging violations of competition and antitrust law and those involving intellectual property claims (as described in Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8). In the event we are found liable in any material litigations or proceedings (particularly in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable), we could be subject to significant damages, which could have a material adverse impact on our overall business and results of operations.
Certain limitations have been placed on our business because of litigation and litigation settlements, such as changes to our no-surcharge rule in the U.S. and Canada. Any future limitations resulting from the outcomes of any litigation and litigation settlements (such as the Rules Relief Class settlement as described in Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8) or regulatory proceeding, including any changes to our rules or business practices, could impact our relationships with our customers, including reducing the volume of business that we do with them, which may materially and adversely affect our overall business and results of operations.
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
MASTERCARD 2025 FORM 10-K 31

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
•Payments industry participants may develop their own products and services to support our switched transaction and payments offerings, forcing us to change our pricing or practices for our own offerings in order to compete. Participants may also withhold rights to data we use to power our solutions in order to support their own potential future solutions, potentially impacting the effectiveness of our solutions. In addition, governments may promote their own national or international payments platforms, potentially putting us at a competitive disadvantage in those markets, or requiring us to compete differently. Moreover, as central banks experiment with CBDCs, policies and design considerations that governments adopt could impact the extent of our role in facilitating CBDC-based payment transactions, potentially impacting the transactions that we may process over our network.
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
In order to increase transaction volumes, enter new markets and expand our products and services, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts so as to meet customer demand for better pricing arrangements and greater rebates and incentives. As a result, we may not be able to grow our volume and/or services to the extent necessary to compensate for the additional costs related to these increased incentives and pricing discounts. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives.
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
32 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
Rapid and significant technological developments and changes could negatively impact our overall business and results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, including new technologies and changes to existing technologies (such as digital assets and blockchain, AI, machine learning, privacy enhancement and cybersecurity). These changes could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. They may also result in new and innovative payment methods, products and services.
Additionally, there are a number of factors relating to technology change that could impact us. These include: the inability of third parties on which we rely for the development of and access to new technologies to keep pace with technological changes (including with regard to AI); potential action from third-party patent holders, including notices or inquiries threatening litigation against us or our customers for alleged patent infringement or demanding significant license fees; the scope of, as well as customer and merchant resistance to, industry-wide solutions and standards (such as those related to tokenization or other security technologies); any difficulty we may experience in attracting and retaining employees with technology expertise; and the need to invest resources for new technologies, which could lead to further additional expenses. Any of these developments could impact our ability to develop and adopt new technologies, as well as improve and keep pace with current technologies and reflect such technology in our payments offerings.
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
MASTERCARD 2025 FORM 10-K 33

PART I
ITEM 1A. RISK FACTORS
Information Security and Operational Resilience
Information security incidents or account data compromise events could disrupt our business, damage our reputation, increase our costs and cause losses.
Information security risks for payments and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies (including AI), the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, “hacktivists”, terrorists, nation-states, state-sponsored actors and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. These threats include cyber-attacks such as computer viruses, denial-of-service attacks, malicious code (including ransomware), social-engineering attacks (including phishing attacks) or information security breaches and could lead to the misappropriation or loss of consumer account and other information and identity theft. These types of threats have risen significantly due to a significant portion of our workforce working in a hybrid environment. The widespread use of AI, and its increasing capabilities, is enhancing the frequency and effectiveness of threat actors.
Our operations rely on the secure transmission, storage and other processing of confidential, proprietary, sensitive and personal information and technology in our computer systems and networks, as well as the systems of our third-party providers. Our customers and other parties in the payments value chain, as well as account holders, rely on our digital technologies, computer systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and account holders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We, like other financial technology organizations, routinely are subject to cyber-threats and our technologies, systems and networks, as well as the systems of our third-party providers, have been subject to attempted cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Geopolitical events and resulting government activity could also lead to information security threats and attacks by affected or sympathizing jurisdictions or other actors, which could put our information and assets at risk, as well as result in network disruption. In addition, the current or future listing of Recorded Future as an “undesirable” or “unreliable” entity by certain jurisdictions could further increase our risks in this area.
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
34 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
In addition, companies have generally experienced in recent years an increase in fraudulent activity and cyber-attacks, which has been further exacerbated by the increased use of AI. Criminals are using increasingly sophisticated methods to capture consumer personal information to engage in illegal activities such as counterfeiting or other fraud and may see their effectiveness enhanced by the use of AI. As outsourcing and specialization become common in the payments industry, there are more third parties involved in processing transactions using our payment products. We continue to take measures to make card and digital payments more secure. However, increased fraud levels and cyber-attacks involving our products, services and/or network, or misconduct or negligence by third parties switching or otherwise servicing our products and services could damage our reputation and reduce the use and acceptance of our products and services and/or increase our compliance costs. Further, such occurrences have resulted in and could further result in legislative or regulatory intervention, which could lead to enhanced security requirements and liabilities. See “Risk Factors - Privacy, Data, AI and Information Security” in this Part I, Item 1A for more detail concerning related legal risks and obligations.
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
Our transaction switching systems and other offerings may experience interruptions as a result of technology malfunctions, network degradation, updates and migrations to new technology and platforms, supply-chain attacks, fire, floods, earthquakes, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events (including those related to climate change). We have experienced in limited instances, and may continue to experience, some types of these interruptions. Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities, networks and/or systems. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. Additionally, we rely on third-party service providers for the timely transmission of information across our global data network. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disasters, operational disruptions, cybersecurity-related disruptions or failures, terrorism, hacking or any other reason, the failure could interrupt our services. Although we maintain an enterprise resiliency program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks. Due to the intrinsic importance of our switching systems to our business, any interruption or degradation could adversely affect the perception of the reliability of products carrying our brands and materially adversely affect our overall business and our results of operations.
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
MASTERCARD 2025 FORM 10-K 35

PART I
ITEM 1A. RISK FACTORS
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
The industries in which our customers participate have undergone substantial, accelerated consolidation in the past. These consolidations have included customers with a substantial Mastercard portfolio being acquired by institutions with a strong relationship with a competitor. Potential future consolidation could occur as a result of bank failures, similar to those that occurred in recent years. If significant consolidation among customers were to continue, it could result in the substantial loss of business for us, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our overall business. Consolidation could also produce a smaller number of large customers, which could increase their bargaining power and lead to lower prices and/or more favorable terms for our customers. These developments could materially and adversely affect our results of operations.
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
We switch a high percentage of domestic (or in-country) transactions conducted using cards with our brands. However, there are several jurisdictions in which domestic transactions are switched by our customers or other processors. Because we do not provide domestic switching services in these countries or have direct relationships with account holders, we depend on our close working relationships with our customers to effectively manage our brands, and the perception of our payments system, among consumers in these countries. We also rely on these customers to help manage our brands and perception among regulators and merchants in these countries, alongside our own relationships with them. From time to time, our customers may take actions that we do not believe to be in the best interests of our payments system overall, which may materially and adversely impact our business.
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
36 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
As we increase our work with national, state and local governments (both indirectly through financial institutions, system integrators and other third party partners and with them directly as our customers), we may face various risks inherent in associating or contracting directly with governments. These risks include, but are not limited to, the following:
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
•Working or contracting with governments (either directly or via our financial institution customers, system integrators or other third party partners) can subject us to heightened reputational risks, including extensive scrutiny and publicity, as well as a potential association with the policies of those governments. Any negative publicity or negative association with a government entity, regardless of its accuracy, may adversely affect our reputation. In addition, threat intelligence gathering services provided to governments through our acquisition of Recorded Future could negatively impact how we are viewed by other jurisdictions.
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
Adverse economic trends. Adverse economic trends in key countries in which we operate may adversely affect our financial performance. Such impact may include, but is not limited to, the following:
•Customers mitigating their economic exposure by limiting the issuance of new Mastercard products and requesting greater incentive or greater cost stability from us
•Consumers and businesses reducing spending, which could impact domestic and cross-border spend
•Debt limit and budgetary discussions in the U.S. have affected, and could further affect, the U.S. credit rating, impacting consumer confidence and spending
•Uncertain global trade policies and related government actions (including those related to tariffs), which could have an adverse impact on our business (including with respect to consumer and business spending) and relationships with stakeholders
•Government intervention (including the effect of laws, regulations and/or government investments on or in our financial institution customers), as well as uncertainty due to changing political regimes in executive, legislative and/or judicial branches of government, that may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products
•Tightening of credit availability that could impact the ability of participating financial institutions to lend to us under the terms of our credit facility
Cross-border transactions. We switch substantially all cross-border transactions using Mastercard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and fees related to switched transactions. Revenue from switching cross-border and currency conversion transactions for our customers fluctuates with the levels and destinations of cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity has been, and may continue to be, adversely affected by world geopolitical, economic, health, weather and other conditions. These include or have included:
MASTERCARD 2025 FORM 10-K 37

PART I
ITEM 1A. RISK FACTORS
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
During 2025, approximately 71% of our revenue was generated from activities outside the U.S., which could be transacted in a non-functional currency. Impacts from currency fluctuations are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry:
•Our business may be affected by actions taken by our customers, merchants or other organizations that impact the perception of our brands or the payments industry in general. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers or other companies and organizations that use our products and services (including certain legally permissible but high-risk merchant categories, such as adult content, firearms, alcohol and tobacco) may also, by association, impair our reputation, or result in greater public, regulatory or legislative scrutiny, as well as potential litigation. Additionally, we or our customers could take (or be perceived to take) actions related to these industries, which could be viewed negatively and result in threats or other retaliatory actions. We may also face similar scrutiny to the extent that we are unable to detect and/or prevent illegal activities using our payment products or otherwise occurring over our network.
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
38 MASTERCARD 2025 FORM 10-K

PART I
ITEM 1A. RISK FACTORS
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
Our brand and reputation are associated with the ways in which we impact environmental, social and governance matters. These matters include initiatives to reduce greenhouse gas emissions, help everyone participate in the digital economy and create a workplace where everyone has the opportunity to succeed. Consumers, investors, employees and other stakeholders are increasingly focused on these impacts. To the extent any of our disclosures, public statements and metrics about these matters are subsequently viewed as inaccurate or unlawful, or we are unable to execute on these initiatives, we may be viewed negatively by stakeholders concerned about these matters. Moreover, in recent years, we have received negative feedback from stakeholders on the adequacy of our environmental, social and governance initiatives. We have also increasingly been receiving negative feedback from anti-environmental, social and governance stakeholders in opposition to such initiatives. Stakeholders from both sides of this issue may continue to view us negatively and take public action against us to the extent that we do not satisfy their conflicting views or expectations.
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
Our performance largely depends on the skills, capabilities and motivation of our employees (including our people leaders), as well as the environment we create for them to enable them to perform their jobs effectively. The market for specialized skill-sets remains highly competitive, particularly in emerging technologies. To the extent we are unable to differentiate our value proposition in the market, effectively develop leaders and build robust succession pipelines, it could impact our ability to deliver for our customers. Failure to attract, hire, develop, motivate and retain highly qualified talent could leave us vulnerable to not identifying and/or acting on emerging customer or market opportunities. In addition, broader trends such as escalations in global conflict and a rise in mental health needs are impacting the well-being of our people. To the extent we are unable to communicate effectively on these issues and provide support to our employees, we could experience a significant impact on our business, reputation and culture. Further, changes in and enforcement of immigration and work permit laws and visa regulations have made it difficult for employees to work in, or transfer among, jurisdictions where we operate, potentially impairing our ability to attract and retain talent. We also face increasing regulation with respect to new pay and benefits transparency requirements, which could subject us to liability or reputational harm if we do not adhere to these requirements in a timely manner.
As our workforce composition continues to change, our employees may have different expectations with respect to flexibility and well-being support. Additionally, employees may require different levels of support as to re-skilling and upskilling in order to adapt to advancements in our industry and changes in technology. Further, certain current and prospective employees may have expectations as to positions we take on environmental, social and governance matters. To the extent we are unable to effectively meet and/or balance these different expectations and needs, we could experience a negative impact to the quality of our corporate culture, the productivity of our workforce and our ability to attract and retain talent.
MASTERCARD 2025 FORM 10-K 39

PART I
ITEM 1A. RISK FACTORS
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
To the extent we do make these acquisitions, we may not be able to successfully partner with or integrate them, despite original intentions and focused efforts. Such an integration also may divert management’s time and resources from our core business and disrupt our operations. Moreover, we have spent, and may continue to spend, time and money on acquisitions or projects that do not sufficiently meet our expectations (either strategically or financially), which has resulted (and may in the future result) in divesting from or otherwise exiting these investments or businesses. Additionally, to the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. Furthermore, we have inherited and may in the future inherit litigation risk which has or may increase our post-acquisition costs of operations.
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
We are a guarantor of certain third-party obligations, including those of certain of our customers and service providers. In this capacity, we are exposed to credit and liquidity risks. We may incur significant losses in connection with transaction settlements if a customer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. The occurrence of bank failures, such as those seen in recent years, could increase the potential for such losses. Concurrent settlement failures of more than one of our larger customers or of several smaller customers either on a given day or over a condensed period of time may exceed our available resources. In addition, Brazil recently enacted regulation requiring PSOs in Brazil (including Mastercard and Visa) to extend their responsibility for the financial and settlement integrity of payments to merchants. As we continue to be subject to increased regulation across the globe, more jurisdictions may enact similar approaches from time to time. Any such changes could increase complexity and may impact our cost of operations and financial condition.
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
40 MASTERCARD 2025 FORM 10-K

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
Mastercard Foundation owns shares of our Class A common stock representing greater than 5% of our general voting power. Historically, Mastercard Foundation had been restricted from selling or otherwise transferring its shares of Class A common stock prior to May 1, 2027, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales were permitted and had occurred. In July 2023, pursuant to an application in consultation with Mastercard, Mastercard Foundation received court approval to advance that date to January 1, 2024. As a result, Mastercard Foundation is now permitted to sell all or part of its remaining shares, subject to certain conditions. In March 2024, Mastercard Foundation began selling shares pursuant to an orderly and structured plan to diversify its Mastercard shares over a seven-year period, while committing to remain a long-term Mastercard stockholder and retaining a significant holding of Mastercard shares in its portfolio. The directors of Mastercard Foundation are required to be independent of us and our customers. The ownership of Class A common stock by Mastercard Foundation, together with the seven-year diversification plan, could discourage or make more difficult acquisition proposals favored by other holders of the Class A common stock. In addition, because Mastercard Foundation intends to sell its shares over an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
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
MASTERCARD 2025 FORM 10-K 41

PART I
ITEM 1C. CYBERSECURITY
Program highlights
•We are committed to the responsible handling of personal information, and we balance our product development activities with a commitment to transparency and control, fairness and non-discrimination, as well as accountability
•Our multi-layered privacy, data protection and information security programs and practices are designed to ensure the security and responsible use of the information and data our stakeholders entrust to us
•We work with our customers, governments, policymakers and others to help develop and implement standards for secure transactions, as well as privacy-centric data practices
•Our programs are informed by third-party assessments and advice regarding best practices from consultants, peer companies and advisors
•Our programs are designed to align with internationally recognized privacy, data protection and information security standards and undergo regular certifications and attestations
•We continually test our systems to discover and address any potential vulnerabilities
•We have processes for evaluating (among other things) the privacy, data protection and information security infrastructure of our third-party providers (including examining any relevant records), and we seek to manage third-party risk with procedures to onboard our third-party providers, monitor their activity during our engagement (where possible) and off-board such third-party service providers at the end of our engagement
•We maintain a business continuity program and cyber insurance coverage
Governance and oversight of privacy, data protection and information security
Board and Committee responsibilities
Our Board and Risk Committee have specific oversight responsibilities with respect to cybersecurity and privacy risk:
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
42 MASTERCARD 2025 FORM 10-K

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
Reporting to our Board
Given the importance of information security and privacy to our stakeholders, our Board receives an annual report from our CSO to discuss our program for managing information security risks, including cyber and data security risks. The Risk Committee also receives periodic briefings on data privacy from the Chief Privacy and Data Responsibility Officer. Our Risk Committee receives regular reports on our cyber readiness, our risk profile status, our cybersecurity programs, material cybersecurity risks and mitigation strategies, third-party assessments of our cybersecurity program and other cybersecurity developments. The Risk Committee Chairperson provides reports to the Board on such topics. Our Board and the Risk Committee also receive information about these topics as part of regular business, legal and regulatory updates. In addition, we engage directors as part of cybersecurity and data breach incident simulations.
Despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. See “Risk Factors – Information Security and Operational Resilience” in Part I, Item 1A for more information about these and other risks related to information security.
Item 2. Properties
We own our corporate headquarters, located in Purchase, New York, and our principal technology and operations center, located in O’Fallon, Missouri. As of December 31, 2025, Mastercard and its subsidiaries owned or leased commercial properties throughout the U.S. and other countries around the world, consisting of corporate and regional offices, as well as our operations centers.
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
Item 3. Legal proceedings
Refer to Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Item 4. Mine safety disclosures
Not applicable.
MASTERCARD 2025 FORM 10-K 43

PART I
EXECUTIVE OFFICERS
Information about our executive officers
(as of February 11, 2026)

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Ling Hai President, Asia Pacific, Europe, Middle East & Africa since January 2024	55	Co-President, International Markets (2022-2023) Co-President, Asia Pacific (2015-2021) President, Enterprise Development (2014-2015) President, Greater China (2010-2014)	Various roles at Bank of America (2004-2009) and Booz Allen Hamilton (1998-2003)
Jon M. Huntsman, Jr. Vice Chairman and President, Strategic Growth since April 2024	65
Vice Chair, Policy, Ford Motor Company (2021-2022)
U.S. Federal Government:
U.S. Ambassador to Russia (2017-2019); U.S. Ambassador to China (2009-2011); U.S. Trade Ambassador (2001-2003); U.S. Ambassador to Singapore (1992-1993)
Chairman, Atlantic Council (2014-2017)
Chairman, Huntsman Cancer Foundation (2012-2017)
Governor of Utah (2005-2009)

Linda Kirkpatrick President, Americas since January 2024	49
President, North America (2021-2023)
President, U.S. Issuers (2020)
Executive Vice President, Merchants and Acceptance (2016-2020)
Senior Vice President, Core Merchants (2013-2016)
Senior Vice President, Franchise Development (2011-2013)
Vice President, U.S. Region (2008-2011)
Vice President, Investor Relations (2006-2008)

Jill Kramer Chief Marketing and Communications Officer since December 2025	56
Accenture PLC:
Chief Marketing and Communications Officer (2021-2025)
Senior Managing Director, Global Brand (2019-2021)
Managing Director, Global Brand (2016-2019)
Executive Vice President and Senior Director, BBDO Worldwide (2010-2015)
Vice President, Account Director, DDB (2008-2010)

44 MASTERCARD 2025 FORM 10-K

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Jorn Lambert Chief Product Officer since May 2024	54	Chief Digital Officer (2020-2024) Executive Vice President, Digital Solutions (2018-2020) Executive Vice President, Digital Channels (2013-2018) Group Head, Emerging Payments, Europe (2002-2013)	Various roles at Clearstream (1995-2002)
Edward McLaughlin President and Chief Technology Officer, Mastercard Technology since May 2017	60
Chief Information Officer (2016-2017)
Chief Emerging Payments Officer (2010-2015)
Various senior leadership roles, including Chief Franchise Development Officer and Senior Vice President, Bill Payment and Healthcare (2005-2009)
			Group Vice President, Product and Strategy, Metavante Corporation (2002-2005) Co-Founder and CEO, Paytrust, Inc. (1998-2002)
Sachin Mehra Chief Financial Officer since April 2019	55
Chief Financial Operations Officer (2018-2019)
Executive Vice President, Commercial Products (2015-2018)
Executive Vice President and Business Financial Officer, North America (2013-2015)
Corporate Treasurer (2010-2013)
			Various senior positions at Hess Corporation, including Vice President and Treasurer (2007-2010) Various senior treasury and finance positions at General Motors Corporation and GMAC (1996-2007)
Michael Miebach President and Chief Executive Officer since January 2021	58	President (2020) Chief Product Officer (2016-2020) President, Middle East and Africa (2010-2015)
Managing Director, Middle East and North Africa (2008-2010) and Managing Director, Sub-Saharan Africa (2007-2008), Barclays Bank PLC
Various executive positions at Citigroup in Germany, Austria, U.K. and Turkey (1994-2007)

Susan Muigai Chief People Officer since April 2025	56		Executive Vice President, Chief Human Resources Officer at TransUnion (2021-2025) Various executive positions at Walmart (2005-2021)
Raj Seshadri Chief Commercial Payments Officer since May 2024	60	President, Data and Services (2020-2024) President, U.S. Issuers (2016-2019)
Managing Director, Head of iShares U.S. Wealth Advisory business, BlackRock (2014-2016)
Managing Director, Global Marketing Officer of iShares, BlackRock, Inc. (2012-2014)
Various leadership positions at Citigroup (2008-2012), U.S. Trust Company (2006-2008) and McKinsey & Company, Inc. (1995-2006)

MASTERCARD 2025 FORM 10-K 45

PART I
EXECUTIVE OFFICERS

Name Current Position	Age	Previous Mastercard Experience	Previous Business Experience
Rich Verma Chief Administrative Officer since May 2025	57	Chief Legal Officer and Head of Global Public Policy (2021-2023) Executive Vice President, Global Public Policy and Regulatory Affairs (2020-2021)
Deputy Secretary of State for Management and Resources, U.S. Department of State (2023-2025)
Vice Chairman, The Asia Group (2017-2020)
U.S. Ambassador to India, U.S. Department of State (2014-2017)
Partner and Senior Counselor, Steptoe & Johnson LLP (2011-2014)
Assistant Secretary of State for Legislative Affairs, U.S. Department of State (2009-2011)
Senior National Security Advisor to U.S. Senate Majority Leader (2002-2007)

Craig Vosburg Chief Services Officer since May 2024	58
Chief Product Officer (2021-2024)
President, North America (2016-2020)
Chief Product Officer (2014-2015)
Executive Vice President, U.S. Market Development (2010-2014)
Various senior leadership roles, including Head of Mastercard Advisors, U.S. and Canada and Head of Mastercard Advisors, Southeast Asia, Greater China and South Asia/Middle East/Africa (2006-2010)
			Senior member-financial services practice, Bain & Company (2002-2006) and A.T. Kearney (1997-2002) Vice President, CoreStates Financial Corporation (1989-1995)
46 MASTERCARD 2025 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASES OF EQUITY SECURITIES
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. At February 6, 2026, we had 71 stockholders of record for our Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.
There is currently no established public trading market for our Class B common stock. There were approximately 207 holders of record of our non-voting Class B common stock as of February 6, 2026, constituting approximately 0.7% of our total outstanding equity.
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of Mastercard’s Class A common stock, the S&P 500 and the S&P 500 Financials for the five-year period ended December 31, 2025. The graph assumes a $100 investment in our Class A common stock and both of the indices and the reinvestment of dividends. Mastercard’s Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
Comparison of cumulative five-year total return

Total returns to stockholders for each of the years presented were as follows:

	Base period	Indexed Returns
		For the Years Ended December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Mastercard	$100.00	$101.16	$98.47	$121.51	$150.88	$164.50
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Financials	100.00	135.04	120.81	135.49	176.89	203.47
Dividend Declaration and Policy
The following table summarizes the dividends declared by our Board of Directors on our outstanding Class A common stock and Class B common stock, payable in 2026:

Date of Declaration	Amount Payable per Share	Record Date	Date Payable
December 9, 2025	$0.87	January 9, 2026	February 9, 2026
February 10, 2026	$0.87	April 9, 2026	May 8, 2026
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
Issuer Purchases of Equity Securities
The following table presents the repurchase activity of our Class A common stock on a cash basis during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,646,404	$567.86	2,646,404	$5,516,017,590
November 1 – 30	2,027,835	$546.34	2,027,835	$4,408,129,281
December 1 – 31	1,691,869	$559.56	1,691,869	$17,461,429,536
Total	6,366,108	$558.80	6,366,108
1Dollar value of shares that may yet be purchased under the share repurchase programs is as of the end of the period. In December 2025 and 2024, our Board of Directors approved programs authorizing us to repurchase shares of our Class A common stock up to $14.0 billion and $12.0 billion, respectively. See Note 14 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion with respect to our share repurchase programs.
Item 6. [Reserved]

MASTERCARD 2025 FORM 10-K 48

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. For discussion related to the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Business Overview
Mastercard is a technology company in the global payments industry. We connect consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. We make payments easier and more efficient by providing a wide range of payment solutions and services using our family of well-known and trusted brands, including our primary brand Mastercard®, as well as our Maestro® and Cirrus® brands. We operate a payments network that provides choice and flexibility for consumers, merchants and our customers. Through our unique and proprietary global payments network, we switch (authorize, clear and settle) payment transactions. We have additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, we offer consumer and commercial payment products, capture new payment flows and provide services and solutions. These services and solutions include, among others, security solutions, consumer acquisition and engagement services, business and market insights, digital and authentication, processing and gateway and other solutions, all of which draw on our principled and responsible use of secure data. Our capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For our global payments network, our franchise model sets the standards and ground-rules that balance value and risk across (and allow for interoperability among) all stakeholders. We employ a multi-layered approach to help protect the global payments ecosystem in which we operate.
Mastercard is not a financial institution. We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers (the account holders’ financial institutions), nor do we establish the rates charged by acquirers (the merchants’ financial institutions) in connection with merchants’ acceptance of our products. In most cases, account holder relationships belong to, and are managed by, our customers.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Years ended December 31,			2025 Increase/ (Decrease)	2024 Increase/ (Decrease)
	2025	2024	2023
	(in millions, except percentages and per share data)
Net revenue	$32,791	$28,167	$25,098	16%	12%
Operating expenses	$13,894	$12,585	$11,090	10%	13%
Operating income	$18,897	$15,582	$14,008	21%	11%
Operating margin	57.6%	55.3%	55.8%	2.3 ppt	(0.5) ppt
Income tax expense	$3,610	$2,380	$2,444	52%	(3)%
Effective income tax rate	19.4%	15.6%	17.9%	3.8 ppt	(2.3) ppt
Net income	$14,968	$12,874	$11,195	16%	15%
Diluted earnings per share	$16.52	$13.89	$11.83	19%	17%
Diluted weighted-average shares outstanding	906	927	946	(2)%	(2)%
Note: Table may not sum due to rounding.

49 MASTERCARD 2025 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates adjusted for the impact of currency:

	Years ended December 31,			2025 Increase/(Decrease)		2024 Increase/(Decrease)
	2025	2024	2023	As adjusted	Currency-neutral	As adjusted	Currency-neutral
	(in millions, except percentages and per share data)
Net revenue	$32,791	$28,167	$25,098	16%	15%	12%	13%
Adjusted operating expenses	$13,389	$11,714	$10,551	14%	14%	11%	11%
Adjusted operating margin	59.2%	58.4%	58.0%	0.8 ppt	0.7 ppt	0.4 ppt	0.7 ppt
Adjusted effective income tax rate	19.6%	16.2%	18.5%	3.4 ppt	3.4 ppt	(2.3) ppt	(2.2) ppt
Adjusted net income	$15,415	$13,541	$11,607	14%	13%	17%	18%
Adjusted diluted earnings per share	$17.01	$14.60	$12.26	17%	15%	19%	21%
Note: Table may not sum due to rounding.
1 See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Key highlights for 2025 as compared to 2024 were as follows:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 16%	up 15%

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expenses increases were primarily due to higher general and administrative expenses.
up 10%	up 14%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP
Both the as-reported and as-adjusted effective income tax rates were higher versus the comparable period in 2024, primarily due to a change in the net tax effect of our Singapore operations, which includes the 15% global minimum tax rate (Pillar 2 Rules) that took effect in 2025. Additionally, a change in our geographic mix of earnings contributed to the higher effective income tax rates, partially offset by net discrete tax benefits.

19.4%	19.6%
up 3.8 ppt	up 3.4 ppt
Other 2025 financial highlights were as follows:
•We generated net cash flows from operations of $17.6 billion.
•We repurchased 21.1 million shares of our common stock for $11.7 billion and paid dividends of $2.8 billion.
•We completed a debt offering in February 2025 for an aggregate principal amount of $1.25 billion.
MASTERCARD 2025 FORM 10-K 50

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
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•During 2025, 2024 and 2023, we recorded net pre-tax losses of $88 million ($90 million after tax, or $0.10 per diluted share), $29 million ($25 million after tax, or $0.03 per diluted share) and $61 million ($36 million after tax, or $0.04 per diluted share), respectively. These net losses were primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•During 2025, we recorded pre-tax charges of $504 million ($357 million after tax, or $0.39 per diluted share), primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, a legal provision associated with the U.S. liability shift litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints.
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
See Note 5 (Investments) and Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion related to certain of the items discussed above.

51 MASTERCARD 2025 FORM 10-K

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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Year ended December 31, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$13,894	57.6%	$(319)	19.4%	$14,968	$16.52
(Gains) losses on equity investments	**	**	88	(0.1)%	90	0.10
Litigation provisions	(504)	1.5%	**	0.3%	357	0.39
Adjusted - Non-GAAP	$13,389	59.2%	$(232)	19.6%	$15,415	$17.01

	Year ended December 31, 2024
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$12,585	55.3%	$(328)	15.6%	$12,874	$13.89
(Gains) losses on equity investments	**	**	29	—%	25	0.03
Litigation provisions	(680)	2.4%	**	0.5%	495	0.53
Restructuring charge	(190)	0.7%	**	0.1%	147	0.16
Adjusted - Non-GAAP	$11,714	58.4%	$(300)	16.2%	$13,541	$14.60

	Year ended December 31, 2023
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$11,090	55.8%	$(369)	17.9%	$11,195	11.83
(Gains) losses on equity investments	**	**	61	0.1%	36	0.04
Litigation provisions	(539)	2.1%	**	0.5%	376	0.40
Adjusted - Non-GAAP	$10,551	58.0%	$(308)	18.5%	$11,607	$12.26
Note: Tables may not sum due to rounding.
** Not applicable.
MASTERCARD 2025 FORM 10-K 52

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Year Ended December 31, 2025 as compared to the Year Ended December 31, 2024
	Increase/(Decrease)
	Operating expenses	Operating margin			Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	10%	2.3	ppt	3.8	ppt	16%	19%
(Gains) losses on equity investments	**	**			(0.1) ppt	—%	—%
Litigation provisions	2%	(0.9)	ppt		(0.2) ppt	(2)%	(2)%
Restructuring charge	2%	(0.7) ppt			(0.1) ppt	(1)%	(1)%
Adjusted - Non-GAAP	14%	0.8	ppt		3.4 ppt	14%	17%
Currency Impact	(1)%	(0.1)	ppt		(0.1) ppt	(1)%	(1)%
Adjusted - Non-GAAP - currency-neutral	14%	0.7	ppt		3.4 ppt	13%	15%

	Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023
	Increase/(Decrease)
	Operating expenses		Operating margin		Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	(0.5)	ppt	(2.3)	ppt	15%	17%
(Gains) losses on equity investments	**		**		(0.1) ppt	—%	—%
Litigation provisions	(1)%		0.3 ppt		— ppt	1%	1%
Restructuring charge	(2)%		0.7 ppt		0.1 ppt	1%	1%
Adjusted - Non-GAAP	11%		0.4 ppt		(2.3) ppt	17%	19%
Currency Impact	—%		0.3 ppt		0.1 ppt	1%	1%
Adjusted - Non-GAAP - currency-neutral	11%		0.7 ppt		(2.2) ppt	18%	21%
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

53 MASTERCARD 2025 FORM 10-K

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
The following tables provide a summary of the growth trends in our key drivers.

	For the Years Ended December 31,
	2025		2024
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	9%	9%	8%	11%
United States	6%	6%	7%	7%
Worldwide less United States	10%	10%	9%	12%

Cross-border volume growth [1]	18%	15%	17%	18%

	For the Years Ended December 31,
	2025	2024
	Increase/(Decrease)
Switched transactions growth	10%	11%
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
MASTERCARD 2025 FORM 10-K 54

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of our key metrics related to the payment network.

	Years ended December 31,			2025		2024
				Increase/(Decrease)		Increase/(Decrease)
	2025	2024	2023	As reported	Currency-neutral	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$11,029	$10,245	$9,566	8%	8%	7%	9%
Cross-border assessments	12,021	10,181	8,409	18%	17%	21%	22%
Transaction processing assessments	15,930	13,602	12,067	17%	16%	13%	14%
Other network assessments	1,018	936	963	9%	8%	(3)%	(3)%
Foreign Currency
Currency Impact
Our primary functional currencies are the U.S. dollar, euro, British pound and the Brazilian real. Our overall operating results are impacted by currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. In 2025, GDV on a U.S. dollar-converted basis increased 8.7%, while GDV on a local currency basis increased 8.6% versus 2024. In 2024, GDV on a U.S. dollar-converted basis increased 8.1%, while GDV on a local currency basis increased 10.7% versus 2023. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
To manage the impact of foreign currency variability on anticipated revenues and expenses, we may enter into foreign exchange derivative contracts and designate such derivatives as hedging instruments in a cash flow hedging relationship as discussed further in Note 21 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
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
Our foreign exchange risk management activities are discussed further in Note 21 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.

55 MASTERCARD 2025 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Results
Net Revenue
The components of net revenue were as follows:

	For the Years Ended December 31,			Increase/(Decrease)
	2025	2024	2023	2025	2024
	($ in millions)
Payment network	$19,476	$17,335	$15,824	12%	10%
Value-added services and solutions	13,315	10,832	9,274	23%	17%
Total net revenue	$32,791	$28,167	$25,098	16%	12%
Net revenue increased 16%, or 15% on a currency-neutral basis, in 2025 versus the prior year, which included a 1 percentage point increase from acquisitions completed in 2024 (“Acquisitions”). The remaining increase in net revenue was attributable to organic growth in our payment network and value-added services and solutions.
Net revenue from our payment network increased 12%, on both an as-reported and currency-neutral basis, in 2025 versus the prior year. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $20,522 million of rebates and incentives provided to customers, which increased 16%, on both an as-reported and currency-neutral basis, in 2025 versus the prior year, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 23%, or 21% on a currency-neutral basis, in 2025 versus the prior year, which included a 3 percentage point increase from Acquisitions. The remaining increase was driven primarily by (1) growth in our underlying key drivers, (2) our security and digital and authentication solutions, and consumer acquisition and engagement services, (3) pricing and (4) our business and market insights.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 for a further discussion of how we recognize revenue.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	For the Years Ended December 31,
	Operational		Acquisitions		Currency Impact [1]		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Payment network	12%	11%	**	**	1%	(1)%	12%	10%
Value-added services and solutions	18%	17%	3%	—%	2%	(1)%	23%	17%
Net revenue	14%	13%	1%	—%	1%	(1)%	16%	12%
Note: Table may not sum due to rounding.
** Not applicable.
1    Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
No individual country, other than the United States, generated more than 10% of net revenue in any such period. A significant portion of our net revenue is concentrated among our five largest customers. In 2025, the net revenue from these customers was approximately $6.9 billion, or 21%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue.
MASTERCARD 2025 FORM 10-K 56

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
Operating expenses increased 10% in 2025 versus the prior year. Adjusted operating expenses increased 14%, on both an as-adjusted and currency-neutral basis, versus the prior year.
The components of operating expenses were as follows:

	For the Years Ended December 31,			Increase/(Decrease)
	2025	2024	2023	2025	2024
	($ in millions)
General and administrative	$11,318	$10,193	$8,927	11%	14%
Advertising and marketing	929	815	825	14%	(1)%
Depreciation and amortization	1,143	897	799	27%	12%
Provision for litigation	504	680	539	(26)%	26%
Total operating expenses	13,894	12,585	11,090	10%	13%
Special Items [1]	(504)	(870)	(539)	**	**
Adjusted total operating expenses [1]	$13,389	$11,714	$10,551	14%	11%
Note: Table may not sum due to rounding.
** Not meaningful.
1See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	For the Years Ended December 31,
	Operational		Acquisitions		Currency Impact [1,2]		Special Items [2]		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
General and administrative	9%	12%	4%	1%	1%	—%	(2)%	2%	11%	14%
Advertising and marketing	7%	—%	5%	—%	2%	(1)%	**	**	14%	(1)%
Depreciation and amortization	13%	12%	13%	—%	1%	—%	**	**	27%	12%
Provision for litigation	**	**	**	**	**	**	(26)%	26%	(26)%	26%
Total operating expenses	9%	11%	4%	—%	1%	—%	(4)%	2%	10%	13%
Note: Table may not sum due to rounding.
** Not applicable.
1Represents the translational and transactional impact of currency.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
General and administrative expenses increased 11%, on both an as-reported and currency-neutral basis, in 2025 versus the prior year, which included a 4 percentage point increase from Acquisitions and a 2 percentage point decrease from Special Items. The remaining increase was primarily due to higher personnel costs to support the continued investment in our strategic initiatives across payments and value-added services and solutions, as well as fulfillment costs to provide marketing and consulting services. This increase was partially offset by a 2 percentage point decrease related to various new multi-year government grants that we received in 2025 with respect to investments in select jurisdictions.

57 MASTERCARD 2025 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Increase/(Decrease)
	2025	2024	2023	2025	2024
	($ in millions)
Personnel	$7,251	$6,673	$6,022	9%	11%
Professional fees	537	549	495	(2)%	11%
Data processing and telecommunications	1,272	1,119	1,008	14%	11%
Foreign exchange activity [1]	113	65	83	74%	(22)%
Other	2,145	1,787	1,319	20%	35%
Total general and administrative expenses	$11,318	$10,193	$8,927	11%	14%
Note: Table may not sum due to rounding.
1Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 21 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Advertising and Marketing
Advertising and marketing expenses increased 14%, or 12% on a currency-neutral basis, in 2025 versus the prior year, which included a 5 percentage point increase from Acquisitions. The remaining increase was primarily due to an increase in spending on sponsorships and marketing campaigns.
Depreciation and Amortization
Depreciation and amortization expenses increased 27%, or 26% on a currency-neutral basis, in 2025 versus the prior year, which included a 13 percentage point increase from Acquisitions. The remaining increase was primarily due to higher capitalized software amortization, which is in line with the increase in capitalized software driven by the continued growth of our business.
Provision for Litigation
In 2025, we recorded charges of $504 million, primarily as a result of a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation, a legal provision associated with the U.S. liability shift litigation and a legal provision associated with the ATM non-discrimination rule surcharge complaints. In 2024, we recorded charges of $680 million, primarily as a result of a legal provision associated with the U.K. consumer class action settlement, settlements with a number of U.K. merchants and a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation. In 2023, we recorded charges of $539 million, primarily as a result of changes in the estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and settlements with a number of U.K. and Pan-European merchants. See Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
MASTERCARD 2025 FORM 10-K 58

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	For the Years Ended December 31,			Favorable/(Unfavorable)
	2025	2024	2023	2025	2024
	(in millions)
Investment income	$325	$327	$274	$(2)	$53
Gains (losses) on equity investments, net	(88)	(29)	(61)	(59)	32
Interest expense	(722)	(646)	(575)	(76)	(71)
Other income (expense), net [1]	166	20	(7)	146	27
Total other income (expense)	(319)	(328)	(369)	9	41
(Gains) losses on equity investments, net [2]	88	29	61	59	(32)
Adjusted total other income (expense) [2]	$(232)	$(300)	$(308)	$68	$9
Note: Table may not sum due to rounding.
1    Other income (expense), net increased in 2025 versus the prior year, primarily driven by approximately $135 million recognized related to government grants.
2    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the years ended December 31, 2025 and 2024 were 19.4% and 15.6%, respectively. The adjusted effective income tax rates for the years ended December 31, 2025 and 2024 were 19.6% and 16.2%, respectively. Both the as-reported and as-adjusted effective income tax rates were higher versus 2024, primarily due to a change in the net tax effect of our Singapore operations, which includes the Pillar 2 Rules that took effect in 2025. Additionally, a change in our geographic mix of earnings contributed to the higher effective income tax rates, partially offset by net discrete tax benefits.
See Note 18 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
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
Liquidity and Capital Resources
We rely on existing liquidity (our cash, cash equivalents and investments), cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at December 31:

	2025	2024
	(in billions)
Cash, cash equivalents and investments [1]	$10.9	$8.8
Unused line of credit	8.0	8.0
1Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents of $2.7 billion and $2.4 billion at December 31, 2025 and 2024, respectively.
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

59 MASTERCARD 2025 FORM 10-K

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
health of the financial institutions in a country or region. See Note 20 (Settlement and Other Risk Management) to the consolidated financial statements in Part II, Item 8 for a description of these guarantees.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors - Legal and Regulatory Risks and Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$17,648	$14,780	$11,980
Net cash used in investing activities	(1,362)	(3,402)	(1,351)
Net cash used in financing activities	(14,179)	(10,836)	(9,488)
Net cash provided by operating activities increased $2.9 billion in 2025 versus the prior year, primarily due to higher net income after adjusting for non-cash items.
Net cash used in investing activities decreased $2.0 billion in 2025 versus the prior year, primarily due to less cash paid for business acquisitions and lower purchases of investment securities, partially offset by lower proceeds from maturities and sales of investment securities.
Net cash used in financing activities increased $3.3 billion in 2025 versus the prior year, primarily due to lower proceeds from debt and higher cash paid for repurchases of our Class A common stock and dividends, partially offset by higher repayments of debt in the prior year.
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
In March 2025, $750 million of principal related to the 2019 USD Notes matured and was paid. Our total debt outstanding at December 31, 2025 was $19.0 billion, with the earliest maturity of $750 million of principal occurring in November 2026.
As of December 31, 2025, we have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $8 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have a committed unsecured $8 billion revolving credit facility (the “Credit Facility”) that was amended and extended in 2025 and now expires in November 2030.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at December 31, 2025.
See Note 13 (Debt) to the consolidated financial statements included in Part II, Item 8 for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
MASTERCARD 2025 FORM 10-K 60

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the annual total and per share dividends paid in the years reflected:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Cash dividend, per share	$3.04	$2.64	$2.28
Cash dividends paid	$2,756	$2,448	$2,158
The following table summarizes the dividends declared by our Board of Directors on our outstanding Class A common stock and Class B common stock, payable in 2026:

Date of Declaration	Amount Payable per Share	Record Date	Date Payable	Aggregate Amount (in millions)
December 9, 2025	$0.87	January 9, 2026	February 9, 2026	$777
February 10, 2026	$0.87	April 9, 2026	May 8, 2026	$776	[1]
1Represents the estimated aggregate amount of dividends to be paid.
Repurchased shares of our common stock are considered treasury stock. In December 2025 and 2024, our Board of Directors approved programs authorizing us to repurchase shares of our Class A common stock up to $14.0 billion and $12.0 billion, respectively. The program approved in 2025 will become effective after the completion of the program approved in 2024. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock for the year ended December 31, 2025, unless otherwise noted:

(in millions, except per share data)
Remaining authorization at December 31, 2024	$15,188
Dollar-value of shares repurchased in 2025	$11,727
Remaining authorization at December 31, 2025	$17,461
Shares repurchased in 2025	21.1
Average price paid per share in 2025	$555.78
Dollar-value of shares repurchased January 1, 2026 through February 6, 2026	$1,147
Note: Table may not sum due to rounding.
See Note 14 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion.
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

61 MASTERCARD 2025 FORM 10-K

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
MASTERCARD 2025 FORM 10-K 62

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
Foreign currency and interest rate exposures are managed through our risk management activities, which are discussed further in Note 21 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part II, Item 8.
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. A hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $405 million and $475 million on our foreign exchange derivative contracts outstanding at December 31, 2025 and 2024, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at December 31, 2025 and 2024, respectively.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of December 31, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge. A hypothetical 10% adverse change in the value of the U.S. dollar could result in a fair value loss of approximately $279 million on our foreign exchange derivative contracts designated as a net investment hedge at December 31, 2024, before considering the offsetting effect of the underlying hedged activity.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at December 31, 2025 and 2024.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at December 31, 2025 and 2024, respectively, before considering the offsetting effect of the underlying hedged activity.

63 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. Financial statements and supplementary data
Mastercard Incorporated
MASTERCARD 2025 FORM 10-K 64

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s report on internal control over financial reporting
The management of Mastercard Incorporated (“Mastercard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, Mastercard’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

65 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mastercard Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mastercard Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
MASTERCARD 2025 FORM 10-K 66

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
Revenue Recognition - Rebates and Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company provides certain customers with rebates and incentives which are a portion of total net revenue of $32.8 billion for the year ended December 31, 2025. The Company has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term. Variable rebates and incentives are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements. As disclosed by management, various factors are considered in estimating customer performance, including forecasted transactions, card issuance and card conversion volumes, expected payments and historical experience with that customer.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2026
We have served as the Company’s auditor since 1989.

67 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
	For the Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Net Revenue	$32,791	$28,167	$25,098
Operating Expenses:
General and administrative	11,318	10,193	8,927
Advertising and marketing	929	815	825
Depreciation and amortization	1,143	897	799
Provision for litigation	504	680	539
Total operating expenses	13,894	12,585	11,090
Operating income	18,897	15,582	14,008
Other Income (Expense):
Investment income	325	327	274
Gains (losses) on equity investments, net	(88)	(29)	(61)
Interest expense	(722)	(646)	(575)
Other income (expense), net	166	20	(7)
Total other income (expense)	(319)	(328)	(369)
Income before income taxes	18,578	15,254	13,639
Income tax expense	3,610	2,380	2,444
Net Income	$14,968	$12,874	$11,195

Basic Earnings per Share	$16.54	$13.91	$11.86
Basic weighted-average shares outstanding	905	925	944
Diluted Earnings per Share	$16.52	$13.89	$11.83
Diluted weighted-average shares outstanding	906	927	946

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD 2025 FORM 10-K 68

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net Income	$14,968	$12,874	$11,195
Other comprehensive income (loss):
Foreign currency translation adjustments	596	(456)	328
Income tax effect	(72)	17	(33)
Foreign currency translation adjustments, net of income tax effect	524	(439)	295

Translation adjustments on net investment hedges	(215)	147	(165)
Income tax effect	46	(33)	37
Translation adjustments on net investment hedges, net of income tax effect	(169)	114	(128)

Cash flow hedges	(301)	161	(41)
Income tax effect	20	(12)	10
Reclassification adjustments for cash flow hedges	395	(178)	35
Income tax effect	(11)	—	(8)
Cash flow hedges, net of income tax effect	103	(29)	(4)

Defined benefit pension and other postretirement plans	(8)	23	(18)
Income tax effect	2	(4)	5
Reclassification adjustments for defined benefit pension and other postretirement plans	—	—	(1)
Income tax effect	—	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	(6)	19	(14)

Investment securities available-for-sale	—	1	6
Income tax effect	—	—	(1)
Investment securities available-for-sale, net of income tax effect	—	1	5

Other comprehensive income (loss), net of income tax effect	452	(334)	154
Comprehensive Income	$15,420	$12,540	$11,349

The accompanying notes are an integral part of these consolidated financial statements.

69 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
	December 31,
	2025	2024
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,566	$8,442
Restricted cash and restricted cash equivalents	561	492
Restricted security deposits held for customers	2,121	1,874
Investments	332	330
Accounts receivable	4,609	3,773
Settlement assets	1,626	1,821
Prepaid expenses and other current assets	3,743	2,992
Total current assets	23,558	19,724
Property, equipment and right-of-use assets, net	2,303	2,138
Deferred income taxes	1,567	1,614
Goodwill	9,560	9,193
Other intangible assets, net	5,554	5,453
Other assets	11,615	9,959
Total Assets	$54,157	$48,081

Liabilities and Equity
Current liabilities:
Accounts payable	$999	$929
Settlement obligations	2,409	2,316
Restricted security deposits held for customers	2,121	1,874
Accrued litigation	800	930
Accrued expenses	13,272	10,393
Short-term debt	749	750
Other current liabilities	2,412	2,028
Total current liabilities	22,762	19,220
Long-term debt	18,251	17,476
Deferred income taxes	307	317
Other liabilities	5,091	4,553
Total Liabilities	46,411	41,566

Commitments and Contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,406 and 1,404 shares issued and 887 and 907 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,907	6,442
Class A treasury stock, at cost, 518 and 497 shares, respectively	(83,224)	(71,431)
Retained earnings	85,035	72,907
Accumulated other comprehensive income (loss)	(981)	(1,433)
Mastercard Incorporated Stockholders' Equity	7,737	6,485
Non-controlling interests	9	30
Total Equity	7,746	6,515

Total Liabilities and Equity	$54,157	$48,081

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD 2025 FORM 10-K 70

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Changes in Equity
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2022	$—	$—	$5,298	$(51,354)	$53,607	$(1,253)	$6,298	$58	$6,356
Net income	—	—	—	—	11,195	—	11,195	—	11,195
Activity related to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Redeemable non-controlling interest adjustments	—	—	—	—	(7)	—	(7)	—	(7)
Other comprehensive income (loss)	—	—	—	—	—	154	154	—	154
Dividends	—	—	—	—	(2,231)	—	(2,231)	—	(2,231)
Purchases of treasury stock	—	—	—	(9,088)	—	—	(9,088)	—	(9,088)
Share-based payments	—	—	595	13	—	—	608	—	608
Balance at December 31, 2023	—	—	5,893	(60,429)	62,564	(1,099)	6,929	46	6,975
Net income	—	—	—	—	12,874	—	12,874	—	12,874
Activity related to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Redeemable non-controlling interest adjustments	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	(334)	(334)	—	(334)
Dividends	—	—	—	—	(2,526)	—	(2,526)	—	(2,526)
Purchases of treasury stock	—	—	—	(11,025)	—	—	(11,025)	—	(11,025)
Share-based payments	—	—	549	23	—	—	572	—	572
Balance at December 31, 2024	—	—	6,442	(71,431)	72,907	(1,433)	6,485	30	6,515

71 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Changes in Equity (Continued)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders' Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Balance at December 31, 2024	—	—	6,442	(71,431)	72,907	(1,433)	6,485	30	6,515
Net income	—	—	—	—	14,968	—	14,968		14,968
Activity related to non-controlling interests	—	—	—	—	—	—	—	(21)	(21)
Other comprehensive income (loss)	—	—	—	—	—	452	452	—	452
Dividends	—	—	—	—	(2,840)	—	(2,840)	—	(2,840)
Purchases of treasury stock	—	—	—	(11,837)	—	—	(11,837)	—	(11,837)
Share-based payments	—	—	465	44	—	—	509	—	509
Balance at December 31, 2025	$—	$—	$6,907	$(83,224)	$85,035	$(981)	$7,737	$9	$7,746

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD 2025 FORM 10-K 72

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Operating Activities
Net income	$14,968	$12,874	$11,195
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	2,098	1,830	1,622
Depreciation and amortization	1,143	897	799
(Gains) losses on equity investments, net	88	29	61
Share-based compensation	597	526	460
Deferred income taxes	57	(527)	(236)
Other	139	191	22
Changes in operating assets and liabilities:
Accounts receivable	(642)	186	(546)
Income taxes receivable	(91)	(165)	(171)
Settlement assets	202	(593)	40
Prepaid expenses	(3,388)	(3,225)	(2,438)
Accrued litigation and legal settlements	(142)	205	(375)
Restricted security deposits held for customers	247	29	277
Accounts payable	45	75	(99)
Settlement obligations	89	922	282
Accrued expenses	1,836	1,587	571
Long-term taxes payable	(185)	(163)	(129)
Net change in other assets and liabilities	587	102	645
Net cash provided by operating activities	17,648	14,780	11,980
Investing Activities
Purchases of investment securities available-for-sale	(501)	(508)	(300)
Purchases of investments held-to-maturity	(28)	(108)	(347)
Proceeds from sales of investment securities available-for-sale	254	199	87
Proceeds from maturities of investment securities available-for-sale	232	262	191
Proceeds from maturities of investments held-to-maturity	52	378	157
Purchases of property and equipment	(489)	(474)	(371)
Capitalized software	(726)	(720)	(717)
Purchases of equity investments	(339)	(42)	(89)
Proceeds from sales of equity investments	181	125	44
Acquisition of businesses, net of cash acquired	—	(2,511)	—
Other investing activities	2	(3)	(6)
Net cash used in investing activities	(1,362)	(3,402)	(1,351)
Financing Activities
Purchases of treasury stock	(11,727)	(10,954)	(9,032)
Dividends paid	(2,756)	(2,448)	(2,158)
Proceeds from debt, net	1,242	3,960	1,554
Payment of debt	(750)	(1,336)	—
Tax withholdings related to share-based payments	(291)	(178)	(89)
Cash proceeds from employee stock plans	203	224	237
Other financing activities	(100)	(104)	—
Net cash used in financing activities	(14,179)	(10,836)	(9,488)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	333	(199)	128
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,440	343	1,269
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	10,808	10,465	9,196
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$13,248	$10,808	$10,465

The accompanying notes are an integral part of these consolidated financial statements.

73 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to consolidated financial statements
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry. Mastercard connects consumers, financial institutions, merchants, governments, digital partners, businesses and other organizations worldwide by enabling electronic payments and making those payment transactions secure, simple, smart and accessible. The Company makes payments easier and more efficient by providing a wide range of payment solutions and services using its family of well-known and trusted brands, including its primary brand Mastercard®, as well as its Maestro® and Cirrus® brands. The Company operates a payments network that provides choice and flexibility for consumers, merchants and Mastercard customers. Through its unique and proprietary global payments network, the Company switches (authorizes, clears and settles) payment transactions. The Company has additional payments capabilities that include automated clearing house (“ACH”) transactions (both batch and real-time account-based payments). Using these capabilities, the Company offers consumer and commercial payment products, captures new payment flows and provides services and solutions. The Company’s services and solutions include, among others, security solutions, consumer acquisition and engagement services, business and market insights, digital and authentication, processing and gateway and other solutions, all of which draw on Mastercard’s principled and responsible use of secure data. The Company’s capabilities strengthen, reinforce and complement each other and are fundamentally interdependent. For the global payments network, Mastercard’s franchise model sets the standards and ground-rules that balance value and risk across (and allows for interoperability among) all stakeholders. The Company employs a multi-layered approach to help protect the global payments ecosystem in which it operates.
Mastercard is not a financial institution. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to account holders by issuers, nor does the Company establish the rates charged by acquirers in connection with merchants’ acceptance of the Company’s products. In most cases, account holder relationships belong to, and are managed by, the Company’s financial institution customers.
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets.  At December 31, 2025 and 2024, there were no significant VIEs that required consolidation and the investments were not considered material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts within the consolidated statements of cash flows have been reclassified to conform to the 2025 presentation. The reclassification had no impact on previously reported net cash flows from operating, investing or financing activities. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2025, 2024 and 2023, net income/(losses) attributable to non-controlling interests were not material and, as a result, amounts are included on the consolidated statements of operations within other income (expense).
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2025 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
MASTERCARD 2025 FORM 10-K 74

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
Mastercard has business agreements with certain customers that provide for rebates and incentives within net revenue that could be either fixed or variable. Fixed incentives typically represent payments to a customer directly related to entering into an agreement, which are generally capitalized and amortized over the life of the agreement on a straight-line basis. Variable rebates and incentives are recorded primarily when volume- and transaction-based revenues are recognized over the contractual term and are calculated based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements. Capitalized customer incentives are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. Customer incentives to be paid to customers under business agreements are included in accrued expenses and other liabilities on the consolidated balance sheets.
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

75 MASTERCARD 2025 FORM 10-K

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
MASTERCARD 2025 FORM 10-K 76

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

77 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or (3) it does not expect to recover the entire amortized cost basis of the security. The credit loss component of the impairment is recognized as an allowance and recorded in other income (expense), net on the consolidated statements of operations while the non-credit related loss remains in accumulated other comprehensive income (loss) until realized from a sale or subsequent impairment.
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
MASTERCARD 2025 FORM 10-K 78

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

79 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Overfunded plans, if any, are aggregated and recorded in other assets, while underfunded plans, if any, are aggregated and recorded as accrued expenses and other liabilities on the consolidated balance sheets.
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
Government grants - The Company receives government grants from various jurisdictions spanning multiple years, primarily to support investment initiatives in those jurisdictions. Government grants, primarily cash grants, are recognized when there is reasonable assurance that the grant will be received and compliance with the conditions specified in the agreement will be met. Within the consolidated statements of operations, the Company records operating-related grants as a reduction to expense in the same line item as the expenditure for which the grant is intended to compensate. Government grants that are not intended to compensate operating expenses are recorded in other income (expense), net on the consolidated statements of operations.
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
Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses - In November 2024, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve the disclosures of a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is in the process of evaluating when it will adopt this guidance.
MASTERCARD 2025 FORM 10-K 80

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued accounting guidance to modernize the accounting for internal-use software costs by eliminating the consideration of project development stages and clarifying the criteria for capitalization. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods. The Company is in the process of evaluating when it will adopt and assessing the impact of this guidance on its financial statements.
Accounting for Government Grants Received by Business Entities - In December 2025, the FASB issued accounting guidance on the recognition, measurement and presentation for government grants received by business entities. This guidance is effective for fiscal years beginning after December 15, 2028, including interim periods. The Company is in the process of evaluating when it will adopt and assessing the impact of this guidance on its financial statements.
Note 2. Acquisitions
In 2025, the Company did not complete any business acquisitions.
In 2024, the Company acquired businesses for total cash consideration of $2.8 billion. In December 2024, Mastercard acquired a 100% equity interest in RF Ultimate Parent, Inc. (“Recorded Future”), a global threat intelligence company, for cash consideration of $2.7 billion. This acquisition is expected to add threat intelligence capabilities to Mastercard’s identity, fraud prevention, real-time decisioning and cybersecurity services. The net assets acquired primarily related to intangible assets, including goodwill of $1.7 billion that is primarily attributable to the synergies expected to arise after the acquisition date. None of the goodwill is expected to be deductible for local tax purposes.
In 2023, the Company did not complete any material business acquisitions.
These acquisitions align with the Company’s strategy to grow, diversify and build the Company’s business. Refer to Note 1 (Summary of Significant Accounting Policies) for the valuation techniques Mastercard utilizes to fair value the respective components of business combinations.
In 2025, the Company finalized the purchase accounting for the businesses acquired in 2024. The fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below for the businesses acquired in 2024.

2024
(in millions)
Assets:
Cash and cash equivalents	$270
Prepaid expenses and other current assets	79
Goodwill	1,736
Other intangible assets, net	1,361
Other assets	20
Total assets	3,466

Liabilities:
Other current liabilities	413
Deferred income taxes	207
Other liabilities	65
Total liabilities	685

Net assets acquired	$2,781

81 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the identified intangible assets acquired in 2024:

	2024	2024
	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$530	8.9
Customer relationships	781	15.0
Other	50	9.0
Other intangible assets, net	$1,361	12.4
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
Value-added services and solutions
The Company generates revenues from value-added services and solutions through either fixed or transaction-based fees. These services and solutions can be integrated and sold with the Company’s payment network services or can be sold on a stand-alone basis. These services and solutions primarily include security solutions, consumer acquisition and engagement services, business and market insights, digital and authentication solutions, processing and gateway, ACH batch and real-time account-based payments and solutions, and open finance. Revenue from these services and solutions is recognized in the period in which the related services and solutions are performed or transactions occur.
MASTERCARD 2025 FORM 10-K 82

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s disaggregated net revenue by category and geographic region were as follows for the years ended December 31:

	2025	2024	2023
	(in millions)
Net revenue by category:
Payment network	$19,476	$17,335	$15,824
Value-added services and solutions	13,315	10,832	9,274
Net revenue	$32,791	$28,167	$25,098

Net revenue by geographic region:
Americas [1]	$14,044	$12,375	$11,135
Asia Pacific, Europe, Middle East and Africa	18,747	15,792	13,963
Net revenue	$32,791	$28,167	$25,098
1Americas includes the United States, Canada and Latin America.
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

	2025	2024
	(in millions)
Receivables from contracts with customers
Accounts receivable	$4,010	$3,491
Contract assets
Prepaid expenses and other current assets	189	210
Other assets	508	460
Deferred revenue [1]
Other current liabilities	1,137	890
Other liabilities	424	449

1    Revenue recognized from performance obligations satisfied in 2025 was $3.5 billion.

The Company’s remaining performance periods for its contracts with customers for its payments network services are typically long-term in nature (generally up to 10 years). As a payments network service provider, the Company provides its customers with continuous access to its global payments network and stands ready to provide transaction processing and related services over the contractual term. Consideration is variable as the Company generates volume- and transaction-based revenues from charging fees on its customers’ current period activity. The Company has elected the optional exemption to not disclose the remaining performance obligations related to its payments network services. The Company also earns revenue from value-added services and solutions. At December 31, 2025, the estimated aggregate consideration allocated to unsatisfied performance obligations for these services and solutions is $2.0 billion, which is expected to be recognized through 2030. The estimated remaining performance obligations related to these revenues are subject to change and are affected by several factors, including modifications and terminations and are not expected to be material to any future annual period.

83 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2025	2024	2023
	(in millions, except per share data)
Numerator
Net income	$14,968	$12,874	$11,195
Denominator
Basic weighted-average shares outstanding	905	925	944
Dilutive stock options and stock units	1	2	2
Diluted weighted-average shares outstanding [1]	906	927	946
Earnings per Share
Basic	$16.54	$13.91	$11.86
Diluted	$16.52	$13.89	$11.83
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
Investments
Investments on the consolidated balance sheets consisted of the following at December 31:

	2025	2024
	(in millions)
Available-for-sale securities	$319	$292
Held-to-maturity securities [1]	13	38
Total investments	$332	$330
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to-maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for 2025, 2024 and 2023 were not material.
Available-for-Sale Securities
The Company’s available-for-sale securities consist of corporate securities, government and agency securities and asset-backed securities. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at December 31, 2025 and 2024 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities for 2025, 2024 and 2023 were not material and are recorded in other comprehensive income (loss).
MASTERCARD 2025 FORM 10-K 84

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at December 31, 2025 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$103	$103
Due after 1 year through 5 years	215	216
Total	$318	$319
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2024	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at December 31, 2025
	(in millions)
Marketable securities	$237	$—	$(168)	$(86)	$220	$203
Nonmarketable securities	1,370	339	(13)	(2)	(192)	1,502
Total equity investments	$1,607	$339	$(181)	$(88)	$28	$1,705
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Includes reclasses between Marketable and Nonmarketable securities as well as translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities at December 31:

	2025	2024
	(in millions)
Measurement alternative	$1,242	$1,140
Equity method	260	230
Total Nonmarketable securities	$1,502	$1,370
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through December 31:

2025
(in millions)
Initial cost basis	$932
Cumulative adjustments [1]:
Upward adjustments	522
Downward adjustments (including impairment)	(212)
Carrying amount, end of period	$1,242
1Includes immaterial translational impact of currency.

85 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities for the years ended December 31:

	2025	2024	2023
	(in millions)
Measurement alternative investments:
Upward adjustments	$31	$11	$7
Downward adjustments (including impairment)	(32)	(9)	(145)
Marketable securities:
Unrealized gains (losses), net	(84)	(34)	97
Note 6. Fair Value Measurements
The Company’s financial instruments are carried at fair value, cost or amortized cost on the consolidated balance sheets. The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”).
Financial Instruments - Carried at Fair Value
Financial instruments carried at fair value are categorized for fair value measurement purposes as recurring or non-recurring in nature.
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities:
Available-for-sale securities [1]	$20	$299	$—	$319	$36	$256	$—	$292
Derivative instruments [2]:
Foreign exchange contracts	—	35	—	35	—	206	—	206
Marketable securities [3]:
Equity securities	203	—	—	203	237	—	—	237

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$160	$—	$160	$—	$36	$—	$36
Interest rate contracts	—	27	—	27	—	63	—	63
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
2The Company’s foreign exchange and interest rate derivative asset and liability contracts measured at fair value are based on observable inputs such as broker quotes for similar derivative instruments. See Note 21 (Derivative and Hedging Instruments) for further details.
3The Company’s Marketable securities are publicly held and fair values are based on unadjusted quoted prices in their respective active markets.
MASTERCARD 2025 FORM 10-K 86

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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At December 31, 2025, the carrying value and fair value of debt was $19.0 billion and $18.0 billion, respectively. At December 31, 2024, the carrying value and fair value of debt was $18.2 billion and $16.8 billion, respectively. See Note 13 (Debt) for further details.
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
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2025	2024
	(in millions)
Customer incentives	$2,531	$1,854
Other	1,212	1,138
Total prepaid expenses and other current assets	$3,743	$2,992
Other assets consisted of the following at December 31:

	2025	2024
	(in millions)
Customer incentives	$7,870	$6,550
Equity investments	1,705	1,607
Income taxes receivable	1,101	1,002
Other	939	800
Total other assets	$11,615	$9,959

87 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Property, Equipment and Right-of-Use Assets
Property, equipment and right-of-use assets consisted of the following at December 31:

	2025	2024
	(in millions)
Buildings, building equipment and land	$744	$709
Equipment	2,347	2,118
Furniture and fixtures	105	101
Leasehold improvements	497	436
Operating lease right-of-use assets	1,366	1,167
Property, equipment and right-of-use assets	5,059	4,531
Less: Accumulated depreciation and amortization	(2,756)	(2,393)
Property, equipment and right-of-use assets, net	$2,303	$2,138
Depreciation and amortization expense for the above property, equipment and right-of-use assets was $544 million, $519 million and $482 million for 2025, 2024 and 2023, respectively.
Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows at December 31:

	2025	2024
	(in millions)
Balance sheet location
Property, equipment and right-of-use assets, net	$750	$681
Other current liabilities	157	133
Other liabilities	676	627
Operating lease amortization expense was $161 million, $145 million and $141 million for 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the weighted-average remaining lease term of operating leases was 7.2 and 8.0 years, respectively, and the weighted-average discount rate for operating leases was 3.6% and 3.5%, respectively.
The useful lives of the Company’s assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30 years
Building equipment	10 - 15 years
Equipment and furniture and fixtures	2 - 6 years
Leasehold improvements	Shorter of life of improvement or lease term
Right-of-use assets	Shorter of life of the asset or lease term
The following table summarizes the maturity of the Company’s operating lease liabilities at December 31, 2025 based on lease term:

(in millions)
2026	$187
2027	151
2028	126
2029	101
2030	87
Thereafter	306
Total operating lease payments	958
Less: Interest	(125)
Present value of operating lease liabilities	$833
MASTERCARD 2025 FORM 10-K 88

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2025	2024
	(in millions)
Beginning balance	$9,193	$7,660
Additions	—	1,736
Foreign currency translation	367	(203)
Ending balance	$9,560	$9,193
The Company performed its annual qualitative assessment of goodwill during the fourth quarter of 2025 and determined a quantitative assessment was not necessary. The Company concluded that goodwill was not impaired and had no accumulated impairment losses at December 31, 2025.
Note 10. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Finite-lived intangible assets
Capitalized software [1]	$5,415	$(2,110)	$3,305	$4,797	$(1,640)	$3,157
Customer relationships	2,967	(942)	2,025	2,804	(720)	2,084
Other	96	(44)	52	99	(40)	59
Total	8,478	(3,096)	5,382	7,700	(2,400)	5,300
Indefinite-lived intangible assets
Customer relationships	172	—	172	153	—	153
Total	$8,650	$(3,096)	$5,554	$7,853	$(2,400)	$5,453
1Includes technology acquired in business combinations.
The increase in the gross carrying amount of finite-lived intangible assets in 2025 was primarily related to software additions to support the continued growth of the Company. Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation. Based on the qualitative assessment performed in 2025, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
Amortization on the finite-lived intangible assets above amounted to $760 million, $523 million and $457 million in 2025, 2024 and 2023, respectively. The following table sets forth the estimated future amortization expense on finite-lived intangible assets on the consolidated balance sheets at December 31, 2025:

(in millions)
2026	$801
2027	765
2028	692
2029	647
2030	569
Thereafter	1,908
Total	$5,382

89 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Accrued Expenses
Accrued expenses consisted of the following at December 31:

	2025	2024
	(in millions)
Customer incentives	$9,958	$7,627
Personnel costs	1,716	1,681
Income and other taxes	914	454
Other	684	631
Total accrued expenses	$13,272	$10,393
As of December 31, 2025 and 2024, long-term customer incentives included in other liabilities were $3,041 million and $2,820 million, respectively.
Note 12. Pension, Postretirement and Savings Plans
The Company and certain of its subsidiaries maintain various pension and other postretirement plans that cover substantially all employees worldwide.
Defined Contribution Plans
The Company sponsors defined contribution retirement plans. The primary plan is the Mastercard Savings Plan, a 401(k) plan for substantially all of the Company’s U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $302 million, $287 million and $253 million in 2025, 2024 and 2023, respectively.
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
The Company uses a December 31 measurement date for the Pension Plans and its Postretirement Plan. The benefit obligation associated with the Postretirement Plan is immaterial. The following table sets forth the components of the Pension Plans recognized on the Company’s consolidated balance sheets at December 31:

	2025	2024
	(in millions)
Fair value of plan assets	$499	$454
Projected benefit obligation	452	410
Accumulated benefit obligation	450	408
Funded Status	47	44
As of December 31, 2025 and 2024, the amount recognized in accumulated other comprehensive income (loss), before tax, for the Postretirement Plan was $3 million and $10 million, respectively. As of December 31, 2025 and 2024, the amount recognized in accumulated other comprehensive income (loss), before tax, for the Pension Plans was $(15) million, and $(14) million, respectively.

MASTERCARD 2025 FORM 10-K 90

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Debt
Debt consisted of the following at December 31:

			2025	2024	Effective Interest Rate
			(in millions)
Senior Notes
2025 USD Notes	Floating Rate	Senior Notes due March 2028	$300	$—	**
	4.550%	Senior Notes due March 2028	450	—	4.727%
	4.950%	Senior Notes due March 2032	500	—	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	882	781	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%
	2.000%	Senior Notes due March 2025	—	750	2.147%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	941	833	2.189%
	2.500%	Senior Notes due December 2030	176	156	2.562%

			19,149	18,420
Less: Unamortized discount and debt issuance costs			(122)	(131)
Less: Cumulative hedge accounting fair value adjustments [1]			(27)	(63)
Total debt outstanding			19,000	18,226
Less: Short-term debt [2]			(749)	(750)
Long-term debt			$18,251	$17,476
**The $300 million of Senior Notes due March 2028 are Floating Rate Notes that bear interest at a floating rate, reset quarterly, equal to the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.44%.
1The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 21 (Derivative and Hedging Instruments) for additional information.
2As of December 31, 2025, the 2016 USD Notes due November 2026 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets. As of December 31, 2024, the 2019 USD Notes due March 2025 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets.
For the years ended December 31, 2025, 2024 and 2023, interest paid on the Company’s debt was $680 million, $571 million and $477 million, respectively.

91 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2025 are summarized below.

(in millions)
2026	$750
2027	1,941
2028	2,750
2029	1,882
2030	1,676
Thereafter	10,150
Total	$19,149
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
Indian Rupee (“INR”) Term Loan
In April 2023, the Company entered into an unsecured INR4.97 billion term loan, due July 2023 (the “April 2023 INR Term Loan”). The net proceeds of the April 2023 INR Term Loan, after deducting issuance costs, were INR4.96 billion ($61 million as of the date of settlement). In July 2023, the Company modified and combined the April 2023 INR Term Loan with a separate INR22.6 billion term loan entered into in 2022 (collectively, the “2023 INR Term Loan”), increasing the total unsecured loans to INR28.1 billion ($342 million as of the date of settlement). The 2023 INR Term Loan matured in July 2024.
The Company obtained the INR Term Loans to serve as economic hedges to offset possible changes in the value of INR-denominated monetary assets due to foreign exchange fluctuations.
Commercial Paper Program and Credit Facility
As of December 31, 2025, the Company has a commercial paper program (the “Commercial Paper Program”) under which the Company is authorized to issue up to $8 billion in unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company has a committed five-year unsecured $8 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which previously was set to expire on November 7, 2029, was amended and extended and now expires on November 7, 2030. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and
MASTERCARD 2025 FORM 10-K 92

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indemnification provisions. The Company was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2025 and 2024.
Borrowings under the Commercial Paper Program and the Credit Facility are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility for business continuity purposes. The Company had no borrowings under the Credit Facility or the Commercial Paper Program at December 31, 2025 and 2024.
Note 14. Stockholders' Equity
Classes of Capital Stock
Mastercard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2025 and 2024. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Dividends
The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2025, 2024 and 2023. The total per share dividends declared during the years ended December 31 are summarized below:

	2025	2024	2023
	(in millions, except per share data)
Dividends declared per share	$3.15	$2.74	$2.37
Total dividends declared	$2,840	$2,526	$2,231
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2025		2024
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Class A stockholders	99.3%	100.0%	99.3%	100.0%
Class B stockholders (Principal or Affiliate Customers)	0.7%	—%	0.7%	—%
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

93 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2022	948.4	7.6
Purchases of treasury stock	(23.8)	—
Share-based payments	2.3	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at December 31, 2023	927.3	7.2
Purchases of treasury stock	(23.0)	—
Share-based payments	1.9	—
Conversion of Class B to Class A common stock	0.4	(0.4)
Balance at December 31, 2024	906.6	6.8
Purchases of treasury stock	(21.1)	—
Share-based payments	1.6	—
Conversion of Class B to Class A common stock	0.2	(0.2)
Balance at December 31, 2025	887.3	6.6
The Company’s Board of Directors has approved programs authorizing the Company to repurchase shares of its Class A common stock. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock for the years ended December 31:

	2025	2024	2023
	(In millions, except per share data)
Board authorization	$14,000	$12,000	$11,000
Dollar-value of shares repurchased	$11,727	$10,954	$9,032
Shares repurchased	21.1	23.0	23.8
Average price paid per share	$555.78	$475.35	$379.49
As of December 31, 2025, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $17.5 billion.
The Company repurchased an additional $1.1 billion dollar-value of shares in 2026, through February 6, 2026. As of February 6, 2026, the remaining authorization under the share repurchase programs approved by the Company’s Board of Directors was $16.3 billion.
MASTERCARD 2025 FORM 10-K 94

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2024	Increase / (Decrease)	Reclassifications	December 31, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$524	$—	$(1,034)
Translation adjustments on net investment hedges [2]	295	(169)	—	126
Cash flow hedges
Foreign exchange contracts [3]	(51)	(281)	378	46
Interest rate contracts	(113)	—	6	(107)
Defined benefit pension and other postretirement plans	(6)	(6)	—	(12)
Investment securities available-for-sale	—	—	—	—
Accumulated other comprehensive income (loss)	$(1,433)	$68	$384	$(981)

	December 31, 2023	Increase / (Decrease)	Reclassifications	December 31, 2024
	(in millions)
Foreign currency translation adjustments [1]	$(1,119)	$(439)	$—	$(1,558)
Translation adjustments on net investment hedges [2]	181	114	—	295
Cash flow hedges
Foreign exchange contracts [3]	(17)	149	(183)	(51)
Interest rate contracts	(118)	—	5	(113)
Defined benefit pension and other postretirement plans	(25)	19	—	(6)
Investment securities available-for-sale	(1)	1	—	—
Accumulated other comprehensive income (loss)	$(1,099)	$(156)	$(178)	$(1,433)
1During 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro and British pound against the U.S. dollar. During 2024, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the euro, Brazilian real, and British pound against the U.S. dollar.
2During 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven by the appreciation of the euro against the U.S. dollar. During 2024, the increase in the accumulated other comprehensive income related to the net investment hedges was driven by the depreciation of the euro and British pound against the U.S. dollar. See Note 21 (Derivative and Hedging Instruments) for additional information.
3Certain foreign exchange derivative contracts are designated as cash flow hedging instruments. Gains and losses resulting from changes in the fair value of these contracts are deferred in accumulated other comprehensive income (loss) and subsequently reclassified to the consolidated statements of operations when the underlying hedged transactions impact earnings. See Note 21 (Derivative and Hedging Instruments) for additional information.
Note 16. Share-Based Payments
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

95 MASTERCARD 2025 FORM 10-K

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
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per Option granted for the years ended December 31:

	2025	2024	2023
Risk-free rate of return	4.1%	4.2%	4.2%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	27.4%	28.7%	29.5%
Expected dividend yield	0.5%	0.6%	0.6%
Weighted-average fair value per Option granted	$192.87	$164.66	$123.22
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical Mastercard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s Option activity for the year ended December 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2025	2.1	$273
Granted	0.2	$574
Exercised	(0.5)	$196
Forfeited	—	$453
Outstanding at December 31, 2025	1.8	$325	5.2	$432
Exercisable at December 31, 2025	1.4	$274	4.2	$403
Options vested and expected to vest at December 31, 2025	1.8	$325	5.2	$432
As of December 31, 2025, there was $14 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
RSUs generally vest ratably over three years. A participant’s unvested awards are forfeited upon termination of employment; however, in the event of termination due to job elimination (as defined by the Company), a participant will retain a pro-rata portion of the unvested awards for services performed through the date of termination. In the event a participant terminates employment due to disability or retirement more than seven months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than seven months.
MASTERCARD 2025 FORM 10-K 96

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2025	2.1	$403
Granted	1.0	$566
Converted	(1.1)	$385
Forfeited	(0.1)	$470
Outstanding at December 31, 2025	1.9	$498	$1,070
RSUs expected to vest at December 31, 2025	1.8	$498	$1,032
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2025, there was $465 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
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
The following table summarizes the Company’s PSU activity for the year ended December 31, 2025:

	Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
	(in millions)		(in millions)
Outstanding at January 1, 2025	0.6	$396
Granted	0.2	$608
Converted	(0.2)	$335
Other	—	$364
Outstanding at December 31, 2025	0.6	$472	$335
PSUs expected to vest at December 31, 2025	0.6	$472	$331
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
Compensation expense for PSUs is recognized over the requisite service period, or the date the individual becomes eligible to retire but not less than seven months, if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2025, there was $31 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.6 years.

97 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2025	2024	2023
	(in millions, except weighted-average fair value)
Share-based compensation expense	$597	$526	$460
Income tax benefit recognized for equity awards	128	111	99
Income tax benefit realized related to Options exercised	26	77	95

Options
Total intrinsic value of Options exercised	180	354	487
RSUs
Weighted-average grant-date fair value of awards granted	566	472	350
Total grant-date fair value of awards vested	421	340	235
Total intrinsic value of RSUs converted into shares of Class A common stock	622	477	253
PSUs
Weighted-average grant-date fair value of awards granted	608	512	365
Total grant-date fair value of awards vested	79	99	12
Total intrinsic value of PSUs converted into shares of Class A common stock	135	122	14
Note 17. Commitments
At December 31, 2025, the Company had the following future minimum payments due under noncancelable agreements, primarily related to sponsorships to promote the Mastercard brand and licensing arrangements. The amount accrued related to these future payments as of December 31, 2025 was not material.

(in millions)
2026	$714
2027	581
2028	291
2029	131
2030	115
Thereafter	201
Total	$2,033
MASTERCARD 2025 FORM 10-K 98

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Income Taxes
Components of Income and Income Tax Expense
The domestic and foreign components of income before income taxes for the years ended December 31 were as follows:

	2025	2024	2023
	(in millions)
United States	$6,652	$6,168	$4,506
Foreign	11,926	9,086	9,133
Income before income taxes	$18,578	$15,254	$13,639
The total income tax provision for the years ended December 31 was comprised of the following components:

	2025	2024	2023
	(in millions)
Current
Federal	$1,265	$1,093	$991
State and local	(198)	144	127
Foreign	2,486	1,670	1,563
Total current	3,553	2,907	2,681

Deferred
Federal	(173)	(197)	(180)
State and local	32	(14)	(18)
Foreign	198	(316)	(39)
Total deferred	57	(527)	(237)

Income tax expense	$3,610	$2,380	$2,444

99 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Income Tax Rate
A reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, was as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
Income before income taxes	$18,578		$15,254		$13,639

Federal statutory tax	3,901	21.0%	3,203	21.0%	2,864	21.0%
Foreign tax effects
Singapore
Statutory tax rate difference between Singapore and U.S.	(161)	(0.9)%	(162)	(1.1)%	(147)	(1.1)%
Singapore tax incentive	(330)	(1.8)%	(644)	(4.2)%	(571)	(4.2)%
Pillar 2 Rules	233	1.3%	—	—%	—	—%
Other foreign jurisdictions	408	2.2%	240	1.6%	374	2.7%
Effects of cross border tax laws
Foreign-derived intangible income deduction	(204)	(1.1)%	(195)	(1.3)%	(144)	(1.1)%
U.S. foreign tax credits	(259)	(1.4)%	(224)	(1.5)%	73	0.5%
Other	140	0.8%	77	0.5%	110	0.8%
Effects of changes in tax law	—	—%	—	—%	(688)	(5.0)%
Valuation allowance	76	0.4%	113	0.7%	644	4.7%
Other, net	$(194)	(1.0)%	(28)	(0.2)%	(71)	(0.5)%
Income tax expense	$3,610	19.4%	$2,380	15.6%	$2,444	17.9%
Note: Table may not sum due to rounding.
As of January 1, 2025, the Company adopted new FASB guidance related to income tax disclosures on a retrospective basis.
The effective income tax rates for the years ended December 31, 2025, 2024 and 2023 were 19.4%, 15.6% and 17.9%, respectively. The effective income tax rate for 2025 was higher than the effective income tax rate for 2024, primarily due to a change in the net tax effect of the Company’s Singapore operations, which includes the 15% global minimum tax (Pillar 2 Rules) that took effect in 2025. Additionally, a change in the Company’s geographic mix of earnings contributed to the higher effective income tax rate, partially offset by net discrete tax benefits.
The effective income tax rate for 2024 was lower than the effective income tax rate for 2023, primarily due to the 2023 foreign tax legislation enacted in Brazil and Notice 2023-55 (the “Notice”), released by the U.S. Department of Treasury (“Treasury”) in 2023. The foreign tax legislation and the Notice changed the treatment of foreign taxes paid under the U.S. tax regulations published in 2022, resulting in an expense in 2023 to establish a valuation allowance against the U.S. foreign tax credit carryforward deferred tax asset. The expense is partially offset by the Company’s ability to claim more U.S. foreign tax credits generated in 2022 and 2023. Additionally, a change in the Company’s geographic mix of earnings in 2024 contributed to the lower effective income tax rate compared to the prior year.
Singapore Income Tax Rate
In connection with the expansion of the Company’s operating headquarters in Singapore, the Company received in 2010 a tax incentive from the Singapore Ministry of Finance, which had been set to expire on December 31, 2025. Effective January 1, 2025, the Company received a new tax incentive from the ministry, which replaced the expiring tax incentive and continues through December 31, 2029. The tax incentive provides the Company with, among other benefits, a reduced income tax rate from the 17% Singapore statutory income tax rate. For 2025, 2024 and 2023, the impacts of the tax incentives received from the ministry resulted in a reduction of the Company’s income tax liability of $330 million, or $0.36 per diluted share, $644 million, or $0.69 per diluted share, and $571 million, or $0.60 per diluted share, respectively. The Pillar 2 Rules that took effect in 2025 in Singapore largely offsets the reduction to the Company’s effective income tax rate resulting from the tax incentive.
MASTERCARD 2025 FORM 10-K 100

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes Paid
The Company paid income taxes, net of refunds, by jurisdiction for the years ended December 31, as follows:

	2025	2024	2023
	(in millions)
Federal	$1,359	$1,279	$1,194
State	95	155	133
Foreign
Belgium	668	562	516
United Kingdom	330	592	429
Brazil	168	333	254
Other	400	331	220
Total	$3,020	$3,252	$2,746

Income taxes paid are not directly linked to the income tax expense recognized in the consolidated statements of operations, as cash payments reflect the timing of estimated payments, refunds, audit settlements and the utilization of tax attributes rather than the current period tax provision.
Deferred Income Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 were as follows:

	2025	2024
	(in millions)
Deferred tax assets
Accrued liabilities	$1,079	$939
Compensation and benefits	408	371
Net operating losses	221	468
U.S. foreign tax credits	802	736
Property and equipment	482	432
Intangible assets	169	160
Lease liabilities	143	134
Other items	246	236
Less: Valuation allowance	(974)	(871)
Total deferred tax assets	2,576	2,605

Deferred tax liabilities
Prepaid expenses and other accruals	280	195
Gains on equity investments	111	112
Goodwill and intangible assets	718	760
Right-of-use lease assets	124	116
Other items	83	125
Total deferred tax liabilities	1,316	1,308

Net deferred tax assets	$1,260	$1,297

101 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the Company’s valuation allowance on deferred tax assets were as follows:

	Balance at December 31, 2022	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2023	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2024	Changes to Related Gross Deferred Tax Assets	Change/(Release)	Balance at December 31, 2025
	(in millions)
U.S. foreign tax credit carryforward [1]	$—	$308	$327	$635	$101	$—	$736	$66	$—	$802
Net operating and capital losses [2]	114	12	(3)	123	11	1	135	34	3	172
Total	$114	$320	$324	$758	$112	$1	$871	$100	$3	$974
1The 2023 activity resulted in the establishment of the valuation allowance associated with the U.S. foreign tax credit carryforward due to foreign tax legislation enacted in Brazil and the Notice released by Treasury.
2Capital losses are included within other items in the deferred tax assets section of the components of the Deferred Income Taxes table above.
The recognition of foreign tax credits is dependent upon the realization of future foreign source income in the appropriate foreign tax credit basket in accordance with U.S. federal income tax law. The recognition of the net operating and capital losses is dependent on the timing and character of future taxable income in the applicable jurisdictions. As of December 31, 2025, the Company had a foreign tax credit carryforward and tax effected net operating loss carryforwards of $802 million and $221 million, respectively. The foreign tax credits begin to expire in 2029 and the majority of the net operating losses can be carried forward indefinitely.
A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, was as follows:

	2025	2024	2023
	(in millions)
Beginning balance	$304	$431	$414
Additions:
Current year tax positions	38	37	23
Prior year tax positions [1]	68	34	16
Reductions:
Prior year tax positions [1]	(93)	(189)	(7)
Settlements with tax authorities	—	—	—
Expired statute of limitations	(6)	(9)	(15)
Ending balance	$311	$304	$431
1Includes immaterial translational impact of currency.
As of December 31, 2025, the amount of unrecognized tax benefit was $311 million. This amount, if recognized, would reduce income tax expense by $252 million.
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
MASTERCARD 2025 FORM 10-K 102

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
Cash paid for legal settlements for the years ended December 31, 2025, 2024 and 2023 was $647 million, $496 million and $929 million, respectively.
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

103 MASTERCARD 2025 FORM 10-K

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
Prior to the fourth quarter of 2025, Mastercard had reached settlements with over 250 opt-out merchants. In the fourth quarter of 2025, Mastercard reached settlements or agreements in principle to settle with the vast majority of the remaining individual opt-out merchants. The opt-out merchant settlements, along with the Damages Class settlement, represent over 90% of Mastercard’s U.S. interchange volume.
Mastercard continues to litigate with two groups of remaining opt-out merchants. The first group includes seven opt-out merchants seeking aggregate single damages in excess of $1 billion with respect to their Mastercard purchase volume. A trial involving Circle K Stores is scheduled to commence in April 2026 and a trial involving the remaining six opt-out merchants is scheduled to commence in September 2026. The second group of opt-out merchants consists of Block and Intuit, each of whom are seeking damages for purchase volume in which they acted as a merchant, as well as the purchase volume associated with smaller merchants for whom they acted as payment facilitators. Discovery with respect to the second group is scheduled to be completed in the first quarter of 2026, and the exchange of expert reports and summary judgment briefing are expected to occur over the course of 2026.
In 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which was subsequently denied by the court. In November 2025, the parties reached a revised settlement agreement that, if approved by the court, would resolve the litigation. Briefing on preliminary approval of the settlement has been completed and the parties await the court’s decision.
As of December 31, 2025 and 2024, Mastercard accrued a liability of $637 million and $559 million, respectively, for the U.S. MDL Litigation Cases. The liability as of December 31, 2025 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe
Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, approximately £0.3 billion (approximately $0.4 billion as of December 31, 2025) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases have been completed. In June 2025, the trial court in the U.K. merchant action decided against Mastercard on certain liability issues. This decision, which Mastercard is seeking to appeal, does not determine the outcome of these claims. The court must still determine additional liability and damages issues, some of which have yet to be tried.
Additional United Kingdom matters. Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of December 31, 2025). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request
MASTERCARD 2025 FORM 10-K 104

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for permission to appeal this ruling was denied. Liability and damages issues in this claim are now being tried in the same court proceedings as the U.K. and Pan-European merchant cases.
In 2016, a proposed collective action was filed in the U.K. on behalf of U.K. consumers seeking damages for intra-European Economic Area (“EEA”) and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which sought to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claimed damages in an amount that exceeded £10 billion (approximately $13 billion as of December 31, 2025). In 2021, the trial court issued a decision in which it granted class certification to the plaintiffs but narrowed the scope of the class. Since January 2023, the trial court has held hearings on various issues, including whether any causal connection existed between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees and regarding Mastercard’s request to narrow the number of years of damages sought by the plaintiffs on statute of limitations grounds. In February 2024, the trial court ruled in Mastercard’s favor, finding no causal connection between the levels of Mastercard’s intra-EEA interchange fees and U.K. domestic interchange fees. In June 2024, the trial court ruled in Mastercard’s favor with respect to its request to dismiss five years of the plaintiffs’ damages claims on statute of limitations grounds. The plaintiffs’ request for permission to appeal this ruling was granted. In December 2024, the parties entered into a settlement agreement to resolve this matter and in May 2025, the trial court issued their written approval of the settlement. Following the trial court’s written approval, Mastercard paid the previously agreed upon settlement amount of £200 million ($263 million as of the date of payment), which was originally accrued in December 2024. The litigation funder for this claim is seeking permission to appeal (by way of judicial review) the trial court’s allocation of the settlement amount, including the allocation between the class and the funder. The funder is not seeking permission to appeal the trial court’s approval of the settlement itself.
Portugal. Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.5 billion as of December 31, 2025) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Netherlands. In July 2025, Mastercard and Visa were served with a proposed collective action in the Netherlands on behalf of Dutch merchants. The complaint, which relates to interregional interchange fees covering the period from 1992 and ongoing, seeks declaratory relief and damages estimated in excess of €0.3 billion (approximately $0.4 billion as of December 31, 2025).
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

105 MASTERCARD 2025 FORM 10-K

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
Note 20. Settlement and Other Risk Management
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
MASTERCARD 2025 FORM 10-K 106

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
The Company’s estimated settlement exposure was as follows at December 31:

	2025	2024
	(in millions)
Gross settlement exposure	$89,599	$78,385
Risk mitigation arrangements applied to settlement exposure	(16,722)	(13,466)
Net settlement exposure	$72,877	$64,919
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
Note 21. Derivative and Hedging Instruments
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

107 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts at December 31:

	2025			2024
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$5,050	$16	$142	$3,951	$135	$6
Interest rate contracts in a fair value hedge [2]	1,000	—	27	1,000	—	63
Foreign exchange contracts in a net investment hedge [1]	—	—	—	2,511	54	—
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	4,866	19	18	2,741	17	30
Total	$10,916	$35	$187	$10,203	$206	$99
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
The pre-tax gain (loss) related to the Company's foreign exchange derivative contracts designated as cash flow hedging instruments for the years ended December 31 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	2025	2024	2023		2025	2024	2023
	(in millions)				(in millions)
Foreign exchange contracts [1]	$(301)	$161	$(41)	Net revenue	$(45)	$8	$(29)
				General and administrative [2]	$(343)	$177	$—
1Includes immaterial amounts excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial amounts excluded from the effectiveness assessment recognized in earnings.
MASTERCARD 2025 FORM 10-K 108

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified as an adjustment to interest expense over the respective terms of the hedged debt issuances. For the years ended December 31, 2025, 2024 and 2023 the Company recorded losses of $7 million, $7 million and $6 million, respectively, from accumulated other comprehensive income (loss) to interest expense.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at December 31, 2025 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
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
The Company has an interest rate swap designated as a fair value hedge related to fixed interest rate Senior Notes. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impact to interest expense for the years ended December 31, 2025, 2024 and 2023 was not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The amounts recognized in earnings related to forward points for the years ended December 31, 2025, 2024 and 2023 were not material.
The pre-tax gain (loss) recognized in other comprehensive income (loss) related to the Company's derivative financial instruments designated as net investment hedging instruments for the years ended December 31 were as follows:

	2025	2024	2023
	(in millions)
Foreign exchange contracts	$12	$43	$(98)
As of December 31, 2025 and 2024, the Company had €1.7 billion and €1.3 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. In December 2024, the Company de-designated €400 million of the euro-denominated debt as net investment hedges to effectively manage changes in its net investment exposures in foreign subsidiaries. The euro-denominated debt was subsequently re-designated as a net investment hedge effective March 2025. For the years ended December 31, 2025, 2024 and 2023 the Company recorded pre-tax net foreign currency gains (losses) of $(227) million, $104 million and $(67) million, respectively, in other comprehensive income (loss).
As of December 31, 2025 and 2024, the Company had net foreign currency gains of $126 million and $295 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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

109 MASTERCARD 2025 FORM 10-K

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
functional currencies. Gains and losses resulting from changes in fair value of these contracts are recorded net in general and administrative expenses on the consolidated statements of operations, along with the foreign currency gains and losses on monetary assets and liabilities.
The amount of gain recognized on the consolidated statements of operations for non-designated derivative contracts for the years ended December 31 were as follows:

	2025	2024	2023
	(in millions)
Foreign exchange contracts
General and administrative	$64	$32	$42
Note 22. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The Payment Solutions segment derives its revenues from a wide range of payments solutions provided to customers. Revenue is generated from providing customers continuous access to Mastercard’s global payments network, as well as by providing value-added services and solutions, whether integrated and sold with the payment network or on a stand-alone basis. All of the segment’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of Mastercard at the consolidated level. The accounting policies of the Payment Solutions segment are the same as those described in Note 1 (Summary of Significant Accounting Policies).
Mastercard’s Chief Executive Officer has been identified as the chief operating decision-maker (“CODM”). The CODM assesses performance for the Payment Solutions segment and decides how to allocate resources, including whether to reinvest profits into the Payment Solutions segment or into other business activities such as for acquisitions, to pay dividends or for share repurchases, based on net income as reported on the consolidated statements of operations (“Consolidated Net Income”). The CODM uses Consolidated Net Income and other measures for internal planning and forecasting purposes and in the calculation of performance-based compensation.
The following represents the selected financial information regularly reviewed by the CODM to assess performance of the Payment Solutions segment for the years ended December 31:

	2025	2024	2023
	(in millions)
Net revenue	$32,791	$28,167	$25,098
Less:
Personnel	7,251	6,673	6,022
Professional Fees	537	549	495
Data processing and telecommunications	1,272	1,119	1,008
Foreign exchange activity	113	65	83
Advertising and marketing	929	815	825
Depreciation and amortization	1,143	897	799
Provision for litigation	504	680	539
Investment Income	(325)	(327)	(274)
(Gains) losses on equity investments, net	88	29	61
Interest expense	722	646	575
Other (income) expense, net	(166)	(20)	7
Income tax expense	3,610	2,380	2,444
Other segment items [1]	2,145	1,787	1,319
Consolidated Net Income	$14,968	$12,874	$11,195
1Includes fulfillment costs, occupancy costs, travel and meeting expenses, and other overhead expenses.
Revenue by geographic market is based on the location of the Company’s customer that issued the card, the location of the merchant acquirer where the card is being used or the location of the customer receiving services. Revenue generated in the U.S.
MASTERCARD 2025 FORM 10-K 110

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was approximately 29% of net revenue in 2025, 30% in 2024 and 30% in 2023. No individual country, other than the U.S., generated more than 10% of net revenue in those periods. Mastercard did not have any individual customer that generated greater than 10% of net revenue in 2025, 2024 or 2023.
The following table reflects the geographical location of the Company’s property, equipment and right-of-use assets, net, as of December 31:

	2025	2024	2023
	(in millions)
United States	$1,168	$1,095	$1,027
Other countries	1,135	1,043	1,034
Total	$2,303	$2,138	$2,061

111 MASTERCARD 2025 FORM 10-K

PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, Mastercard Incorporated’s management assessed the effectiveness of Mastercard’s internal control over financial reporting as of December 31, 2025. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, Mastercard’s internal control over financial reporting.
MASTERCARD 2025 FORM 10-K 112

PART II
ITEM 9B. OTHER INFORMATION
Item 9B. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, certain of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows.

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Michael Miebach, President and Chief Executive Officer	Adoption	November 3, 2025	X	-
Up to (i) 26,400 shares of Class A common stock underlying employee stock options, (ii) 16,000 shares of Class A common stock underlying vested but not yet settled performance stock units and (iii) 6,228 shares of Class A common stock [3]
The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) November 15, 2026
Ed McLaughlin, President & Chief Technology Officer, Mastercard Technology	Adoption	November 4, 2025	X	-	Up to 34,060 shares of Class A common stock underlying employee stock options	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) November 4, 2026
Ling Hai, President, Asia Pacific, Europe, Middle East & Africa	Adoption	December 10, 2025	X	-	Up to 12,952 shares of Class A common stock underlying employee stock options	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) February 26, 2027
Craig Vosburg, Chief Services Officer	Adoption	December 10, 2025	X	-	Up to 7,443 shares of Class A common stock	The earlier of (i) the date when all securities under the plan are sold and (ii) December 31, 2026
1Intended to satisfy the affirmative defense conditions of Rule 105b-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Miebach’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

113 MASTERCARD 2025 FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10. Directors, executive officers and corporate governance
Information regarding our executive officers is included in section “Information about our executive officers” in Part I of this Report. Additional information required by this Item will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”), and is incorporated by reference into this Report.
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

115 MASTERCARD 2019 FORM 10-K

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
Item 16. Form 10-K summary
None.
117 MASTERCARD 2025 FORM 10-K

EXHIBIT INDEX
Exhibit index

Exhibit number	Exhibit Description
3.1	Restated Certificate of Incorporation of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 26, 2025 (File No. 001-32877)).
3.2	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 26, 2025 (File No. 001-32877)).
4.1
Indenture, dated as of March 31, 2014, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.2
Officer’s Certificate of the Company, dated as of December 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 2.500% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of December 1, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.5
Officer’s Certificate of the Company, dated as of November 21, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.6
Form of Global Note representing the Company’s 2.950% Notes due 2026 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.7
Form of Global Note representing the Company’s 3.800% Notes due 2046 (included in Officer’s Certificate of the Company, dated as of November 21, 2016) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-32877)).

4.8
Officer’s Certificate of the Company, dated as of February 26, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.9
Form of Global Note representing the Company’s 3.5% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.10
Form of Global Note representing the Company’s 3.95% Notes due 2048 (included in Officer’s Certificate of the Company, dated as of February 26, 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-32877)).

4.11	Officer’s Certificate of the Company, dated as of May 31, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).
4.12
Form of Global Note representing the Company’s 2.950% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.13
Form of Global Note representing the Company’s 3.650% Notes due 2049 (included in Officer’s Certificate of the Company, dated as of May 31, 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019 (File No. 001-32877)).

4.14	Officer’s Certificate of the Company, dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).
4.15
Form of Global Note representing the Company’s 3.300% Notes due 2027 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.16
Form of Global Note representing the Company’s 3.350% Notes due 2030 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.17
Form of Global Note representing the Company’s 3.850% Notes due 2050 (included in Officer’s Certificate of the Company, dated as of March 26, 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020 (File No. 001-32877)).

4.18	Officer’s Certificate of the Company, dated as of March 4, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).
4.19
Form of Global Note representing the Company’s 1.900% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).

4.20
Form of Global Note representing the Company’s 2.950% Notes due 2051 (included in Officer’s Certificate of the Company, dated as of March 4, 2021) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021 (File No. 001-32877)).

4.21
Officer’s Certificate of the Company, dated as of November 18, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 18, 2021 (File No. 001-32877)).

4.22
Form of Global Note representing the Company’s 2.000% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of November 18, 2021) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 18, 2021 (File No. 001-32877)).

4.23
Officer’s Certificate of the Company, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.24
Form of Global Note representing the Company’s 1.000% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of February 22, 2022) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022 (File No. 001-32877)).

4.25	Officer’s Certificate of the Company, dated as of March 9, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).
4.26
Form of Global Note representing the Company’s 4.875% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

4.27
Form of Global Note representing the Company’s 4.850% Notes due 2033 (included in Officer’s Certificate of the Company, dated as of March 9, 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023 (File No. 001-32877)).

4.28	Officer’s Certificate of the Company, dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).
4.29
Form of Global Note representing the Company’s 4.875% Notes due 2034 (included in Officer’s Certificate of the Company, dated as of May 9, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024 (File No. 001-32877)).

4.30
Officer’s Certificate of the Company, dated as of September 5, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.31
Form of Global Note representing the Company’s 4.100% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.32
Form of Global Note representing the Company’s 4.350% Notes due 2032 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.33
Form of Global Note representing the Company’s 4.550% Notes due 2035 (included in Officer’s Certificate of the Company, dated as of September 5, 2024) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2024 (File No. 001-32877)).

4.34
Officer’s Certificate of the Company, dated as of February 27, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.35
Form of Global Note representing the Company’s Floating Rate Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.36
Form of Global Note representing the Company’s 4.550% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.37
Form of Global Note representing the Company’s 4.950% Notes due 2032 (included in Officer’s Certificate of the Company, dated as of February 27, 2025) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-32877)).

4.38*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
$8,000,000,000 Amended and Restated Credit Agreement, dated as of November 7, 2025, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent.

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

10.4+
Mastercard Incorporated Deferral Plan, as amended and restated effective June 15, 2017 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 12, 2025 (File No. 001-32877)).

10.5+
Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated effective June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2021 (File No. 001-32877)).

10.6+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2025 (File No. 001-32877)).

10.7+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2025 (File No. 001-32877)).

10.8+
Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2025) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2025 (File No. 001-32877)).

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

19.1*	Insider Trading Policy (effective January 23, 2026).
21*	List of Subsidiaries of Mastercard Incorporated.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MASTERCARD 2025 FORM 10-K 118

SIGNATURES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 11, 2026	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 11, 2026	By:	/s/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 11, 2026	By:	/s/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	February 11, 2026	By:	/s/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

Date:	February 11, 2026	By:	/s/ CANDIDO BRACHER
Candido Bracher
Director

Date:	February 11, 2026	By:	/s/ RICHARD K. DAVIS
Richard K. Davis
Director

Date:	February 11, 2026	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 11, 2026	By:	/s/ CHOON PHONG GOH
Choon Phong Goh
Director

Date:	February 11, 2026	By:	/s/ MERIT E. JANOW
Merit E. Janow
Chairman of the Board; Director

Date:	February 11, 2026	By:	/s/ OKI MATSUMOTO
Oki Matsumoto
Director

Date:	February 11, 2026	By:	/s/ YOUNGME MOON
Youngme Moon
Director

Date:	February 11, 2026	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 11, 2026	By:	/s/ GABRIELLE SULZBERGER
Gabrielle Sulzberger
Director

Date:	February 11, 2026	By:	/s/ HARIT TALWAR
Harit Talwar
Director

Date:	February 11, 2026	By:	/s/ LANCE UGGLA
Lance Uggla
Director

MASTERCARD 2025 FORM 10-K 119