Form 10-Q
period 2026-03-31
Mastercard Inc
filed 2026-04-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 27, 2026, there were 877,036,230 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 6,547,625 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED FORM 10-Q
TABLE OF CONTENTS

PART I	5	Item 1.	Consolidated financial statements (unaudited)
	28	Item 2.	Management’s discussion and analysis of financial condition and results of operations
	38	Item 3.	Quantitative and qualitative disclosures about market risk
	39	Item 4.	Controls and procedures

PART II	41	Item 1.	Legal proceedings
	41	Item 1A.	Risk factors
	41	Item 2.	Unregistered sales of equity securities and use of proceeds
	41	Item 5.	Other information
	42	Item 6.	Exhibits
	44	-	Signatures

2 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by Mastercard or on its behalf, including, but not limited to, the following factors:
•regulation related to the payments industry (including regulatory, legislative and litigation activity with respect to interchange rates and surcharging)
•the impact of preferential or protective government actions
•regulation of privacy, data, AI, information security and the digital economy
•regulation that directly or indirectly applies to us based on our participation in the global payments industry (including anti-money laundering, countering the financing of terrorism, economic sanctions and anti-corruption, account-based payments systems, and issuer and acquirer practices regulation)
•the impact of changes in tax laws, as well as regulations and interpretations of such laws or challenges to our tax positions
•potential or incurred liability and limitations on business related to any litigation or litigation settlements
•the impact of competition in the global payments industry (including disintermediation and pricing pressure)
•the challenges relating to rapid technological developments and changes
•the challenges relating to operating a real-time account-based payments system and to working with new customers and end users
•the impact of information security incidents, account data breaches or service disruptions
•issues related to our relationships with our stakeholders (including loss of substantial business from significant customers, competitor relationships with our customers, consolidation amongst our customers, merchants’ continued focus on acceptance costs and unique risks from our work with governments)
•the impact of global economic, political, financial and societal events and conditions, including adverse currency fluctuations and foreign exchange controls
•reputational impact, including impact related to brand perception and lack of visibility of our brands in products and services
•the impact of environmental, social and governance matters and related stakeholder reaction
•the inability to attract and retain a highly qualified workforce, or maintain our corporate culture
•issues related to acquisition integration, strategic investments and entry into new businesses
•exposure to loss or illiquidity due to our role as guarantor as well as other contractual obligations and discretionary actions we may take
•issues related to our Class A common stock and corporate governance structure
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
MASTERCARD MARCH 31, 2026 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD MARCH 31, 2026 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Net Revenue	$8,398	$7,250
Operating Expenses:
General and administrative	3,039	2,523
Advertising and marketing	153	152
Depreciation and amortization	299	275
Provision for litigation	—	151
Total operating expenses	3,491	3,101
Operating income	4,907	4,149
Other Income (Expense):
Investment income	81	88
Gains (losses) on equity investments, net	(66)	(29)
Interest expense	(185)	(182)
Other income (expense), net	75	5
Total other income (expense)	(95)	(118)
Income before income taxes	4,812	4,031
Income tax expense	930	751
Net Income	$3,882	$3,280
Basic Earnings per Share	$4.35	$3.60
Basic weighted-average shares outstanding	891	912
Diluted Earnings per Share	$4.35	$3.59
Diluted weighted-average shares outstanding	893	914

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income	$3,882	$3,280
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	275
Income tax effect	8	(12)
Foreign currency translation adjustments, net of income tax effect	(20)	263

Translation adjustments on net investment hedges	47	(53)
Income tax effect	(10)	12
Translation adjustments on net investment hedges, net of income tax effect	37	(41)

Cash flow hedges	118	(48)
Income tax effect	(5)	5
Reclassification adjustments for cash flow hedges	(71)	98
Income tax effect	(5)	1
Cash flow hedges, net of income tax effect	37	56

Investment securities available-for-sale	(2)	—
Income tax effect	1	—
Investment securities available-for-sale, net of income tax effect	(1)	—

Other comprehensive income (loss), net of income tax effect	53	278
Comprehensive Income	$3,935	$3,558

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD MARCH 31, 2026 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)
	March 31, 2026	December 31, 2025
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,906	$10,566
Restricted cash and restricted cash equivalents	551	561
Restricted security deposits held for customers	2,307	2,121
Investments	313	332
Accounts receivable	4,720	4,609
Settlement assets	2,062	1,626
Prepaid expenses and other current assets	4,639	3,743
Total current assets	22,498	23,558
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,818 and $2,756, respectively	2,349	2,303
Deferred income taxes	1,396	1,567
Goodwill	9,525	9,560
Other intangible assets, net of accumulated amortization of $3,242 and $3,096, respectively	5,495	5,554
Other assets	11,186	11,615
Total Assets	$52,449	$54,157

Liabilities and Equity
Current liabilities:
Accounts payable	$1,030	$999
Settlement obligations	2,544	2,409
Restricted security deposits held for customers	2,307	2,121
Accrued litigation	339	800
Accrued expenses	12,327	13,272
Short-term debt	1,748	749
Other current liabilities	2,639	2,412
Total current liabilities	22,934	22,762
Long-term debt	17,212	18,251
Deferred income taxes	331	307
Other liabilities	5,250	5,091
Total Liabilities	45,727	46,411

Commitments and Contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,406 shares issued and 880 and 887 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	6,843	6,907
Class A treasury stock, at cost, 526 and 518 shares, respectively	(87,342)	(83,224)
Retained earnings	88,146	85,035
Accumulated other comprehensive income (loss)	(928)	(981)
Mastercard Incorporated Stockholders' Equity	6,719	7,737
Non-controlling interests	3	9
Total Equity	6,722	7,746

Total Liabilities and Equity	$52,449	$54,157

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended March 31, 2026
Balance at beginning of period	$—	$—	$6,907	$(83,224)	$85,035	$(981)	$7,737	$9	$7,746
Net income	—	—	—	—	3,882	—	3,882	—	3,882
Activity related to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss)	—	—	—	—	—	53	53	—	53
Dividends	—	—	—	—	(771)	—	(771)	—	(771)
Purchases of treasury stock	—	—	—	(4,125)	—	—	(4,125)	—	(4,125)
Share-based payments	—	—	(64)	7	—	—	(57)	—	(57)
Balance at end of period	$—	$—	$6,843	$(87,342)	$88,146	$(928)	$6,719	$3	$6,722

Three Months Ended March 31, 2025
Balance at beginning of period	$—	$—	$6,442	$(71,431)	$72,907	$(1,433)	$6,485	$30	$6,515
Net income	—	—	—	—	3,280	—	3,280	—	3,280
Activity related to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income (loss)	—	—	—	—	—	278	278	—	278
Dividends	—	—	—	—	(692)	—	(692)	—	(692)
Purchases of treasury stock	—	—	—	(2,573)	—	—	(2,573)	—	(2,573)
Share-based payments	—	—	(116)	9	—	—	(107)	—	(107)
Balance at end of period	$—	$—	$6,326	$(73,995)	$75,495	$(1,155)	$6,671	$25	$6,696

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD MARCH 31, 2026 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities
Net income	$3,882	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	620	476
Depreciation and amortization	299	275
(Gains) losses on equity investments, net	66	29
Share-based compensation	136	129
Deferred income taxes	193	37
Other	17	38
Changes in operating assets and liabilities:
Accounts receivable	(110)	(118)
Settlement assets	(437)	(296)
Prepaid expenses	(2,061)	(1,458)
Accrued litigation and legal settlements	(461)	119
Restricted security deposits held for customers	199	26
Accounts payable	14	80
Settlement obligations	135	124
Accrued expenses	39	(784)
Net change in other assets and liabilities	468	423
Net cash provided by operating activities	2,999	2,380
Investing Activities
Purchases of investment securities available-for-sale	(68)	(119)
Purchases of investments held-to-maturity	—	(8)
Proceeds from sales of investment securities available-for-sale	24	49
Proceeds from maturities of investment securities available-for-sale	44	76
Proceeds from maturities of investments held-to-maturity	13	16
Purchases of property and equipment	(154)	(159)
Capitalized software	(181)	(198)
Other investing activities	(40)	3
Net cash used in investing activities	(362)	(340)
Financing Activities
Purchases of treasury stock	(4,035)	(2,549)
Dividends paid	(777)	(694)
Proceeds from debt, net	—	1,242
Payment of debt	—	(750)
Tax withholdings related to share-based payments	(204)	(277)
Cash proceeds from employee stock plans	11	41
Net cash used in financing activities	(5,005)	(2,987)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(116)	121
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,484)	(826)
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	13,248	10,808
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$10,764	$9,982

The accompanying notes are an integral part of these consolidated financial statements.
10 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, there were no significant VIEs that required consolidation and the investments were not material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of December 31, 2025. The consolidated financial statements for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) for additional disclosures, including a summary of the Company’s significant accounting policies.
Note 2. Acquisitions
In March 2026, Mastercard entered into a definitive agreement to acquire a 100% equity interest in BVNK Holdings Limited (“BVNK”), a provider of stablecoin infrastructure, for $1.5 billion, excluding customary closing adjustments. The sellers of BVNK have the potential to earn additional contingent consideration of up to $300 million if certain performance targets are met. The transaction is subject to regulatory approval and other customary closing conditions. The Company anticipates completing the acquisition before the end of 2026. Upon completion, this acquisition is expected to expand Mastercard’s capabilities to support digital assets and value movement.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net revenue by category:
Payment network	$4,948	$4,432
Value-added services and solutions	3,450	2,818
Net revenue	$8,398	$7,250
Net revenue by geographic region:
Americas [1]	$3,564	$3,151
Asia Pacific, Europe, Middle East and Africa	4,834	4,099
Net revenue	$8,398	$7,250
1Americas includes the United States, Canada and Latin America.
MASTERCARD MARCH 31, 2026 FORM 10-Q 11

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

	March 31, 2026	December 31, 2025
	(in millions)
Receivables from contracts with customers
Accounts receivable	$3,985	$4,010
Contract assets
Prepaid expenses and other current assets	165	189
Other assets	491	508
Deferred revenue [1]
Other current liabilities	1,409	1,137
Other liabilities	449	424

1    Revenue recognized from performance obligations satisfied for the three months ended March 31, 2026 was $752 million.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Numerator
Net income	$3,882	$3,280
Denominator
Basic weighted-average shares outstanding	891	912
Dilutive stock options and stock units	1	2
Diluted weighted-average shares outstanding [1]	893	914
Earnings per Share
Basic	$4.35	$3.60
Diluted	$4.35	$3.59
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
12 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
Investments
Investments on the consolidated balance sheets consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Available-for-sale securities	$313	$319
Held-to-maturity securities [1]	—	13
Total investments	$313	$332
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2026 and 2025 were not material.
Available-for-Sale Securities
The Company’s available-for-sale securities consist of corporate securities, government and agency securities and asset-backed securities. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at March 31, 2026 and December 31, 2025 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities as of March 31, 2026 and December 31, 2025 were not material and are recorded in other comprehensive income (loss).
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at March 31, 2026 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$103	$103
Due after 1 year through 5 years	211	210
Total	$314	$313
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
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2025	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at March 31, 2026
	(in millions)
Marketable securities	$203	$—	$—	$(45)	$—	$158
Nonmarketable securities	1,502	48	(1)	(21)	(9)	1,519
Total equity investments	$1,705	$48	$(1)	$(66)	$(9)	$1,677
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Primarily translational impact of currency.
MASTERCARD MARCH 31, 2026 FORM 10-Q 13

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of the Company’s Nonmarketable securities:

	March 31, 2026	December 31, 2025
	(in millions)
Measurement alternative	$1,246	$1,242
Equity method	273	260
Total Nonmarketable securities	$1,519	$1,502
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through March 31, 2026:

(in millions)
Initial cost basis	$973
Cumulative adjustments [1]:
Upward adjustments	516
Downward adjustments (including impairment)	(243)
Carrying amount, end of period	$1,246
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Measurement alternative investments:
Upward adjustments	$—	$2
Downward adjustments (including impairment)	(30)	(3)
Marketable securities:
Unrealized gains (losses), net	(45)	(32)
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
14 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities:
Available-for-sale securities [1]	$21	$292	$—	$313	$20	$299	$—	$319
Derivative instruments [2]:
Foreign exchange contracts	—	54	—	54	—	35	—	35
Marketable securities [3]:
Equity securities	158	—	—	158	203	—	—	203

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$97	$—	$97	$—	$160	$—	$160
Interest rate contracts	—	25	—	25	—	27	—	27
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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At March 31, 2026, the carrying value and fair value of debt was $19.0 billion and $17.7 billion, respectively. At December 31, 2025, the carrying value and fair value of debt was $19.0 billion and $18.0 billion, respectively. See Note 9 (Debt) for further details.
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
MASTERCARD MARCH 31, 2026 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Customer incentives	$3,194	$2,531
Other	1,445	1,212
Total prepaid expenses and other current assets	$4,639	$3,743
Other assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Customer incentives	$7,444	$7,870
Equity investments	1,677	1,705
Income taxes receivable	1,083	1,101
Other	982	939
Total other assets	$11,186	$11,615
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Customer incentives	$9,598	$9,958
Personnel costs	844	1,716
Income and other taxes	1,156	914
Other	729	684
Total accrued expenses	$12,327	$13,272
As of March 31, 2026 and December 31, 2025, long-term customer incentives included in other liabilities were $3,075 million and $3,041 million, respectively.
16 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			March 31, 2026	December 31, 2025	Effective Interest Rate
			(in millions)
Senior Notes

2025 USD Notes	Floating Rate	Senior Notes due March 2028	$300	$300	**
	4.550%	Senior Notes due March 2028	450	450	4.727%
	4.950%	Senior Notes due March 2032	500	500	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	861	882	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	919	941	2.189%
	2.500%	Senior Notes due December 2030	172	176	2.562%

			19,102	19,149
Less: Unamortized discount and debt issuance costs			(117)	(122)
Less: Cumulative hedge accounting fair value adjustments [1]			(25)	(27)
Total debt outstanding			18,960	19,000
Less: Short-term debt [2]			(1,748)	(749)
Long-term debt			$17,212	$18,251
**The $300 million of Senior Notes due March 2028 are Floating Rate Notes that bear interest at a floating rate, reset quarterly, equal to the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.44%.
1The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 16 (Derivative and Hedging Instruments) for additional information.
2As of March 31, 2026, the 2016 USD Notes due November 2026 and the 2020 USD Notes due March 2027 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets. As of December 31, 2025, the 2016 USD Notes due November 2026 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets.
MASTERCARD MARCH 31, 2026 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper Program and Credit Facility
The Company has a commercial paper program (the “Commercial Paper Program”) under which the Company is authorized to issue up to $8 billion in unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company has a committed five-year unsecured $8 billion revolving credit facility (the “Credit Facility”). The Credit Facility is set to expire on November 7, 2030. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance, in all material respects, with the covenants of the Credit Facility at March 31, 2026 and December 31, 2025.
Borrowings under the Commercial Paper Program and the Credit Facility, which may total up to $8 billion, are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility for business continuity purposes.
At March 31, 2026 and December 31, 2025, the Company had no borrowings under the Commercial Paper Program or Credit Facility. During April 2026, the Company issued commercial paper. As of April 27, 2026, the Company had $2.5 billion of commercial paper outstanding, with a weighted-average interest rate of 3.82%, to be used for general corporate purposes. The Commercial Paper Program is supported by the Credit Facility.
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Dividends declared per share	$0.87	$0.76
Total dividends declared	$771	$692
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	887.3	6.6	906.6	6.8
Purchases of treasury stock	(7.8)	—	(4.7)	—
Share-based payments	0.8	—	1.1	—
Conversion of Class B to Class A common stock	—	—	—	—
Balance at end of period	880.3	6.6	903.0	6.8

18 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025 and 2024, the Company’s Board of Directors approved programs authorizing the Company to repurchase shares of its Class A common stock up to $14.0 billion and $12.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Dollar-value of shares repurchased	$4,035	$2,549
Shares repurchased	7.8	4.7
Average price paid per share	$519.67	$541.38
As of March 31, 2026, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $13.4 billion. Through April 27, 2026, the Company repurchased $1.7 billion dollar-value of shares. As of April 27, 2026, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $11.7 billion.
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025 were as follows:

	December 31, 2025	Increase / (Decrease)	Reclassifications	March 31, 2026
	(in millions)
Foreign currency translation adjustments [1]	$(1,034)	$(20)	$—	$(1,054)
Translation adjustments on net investment hedges [2]	126	37	—	163
Cash flow hedges
Foreign exchange contracts [3]	46	113	(78)	81
Interest rate contracts	(107)	—	2	(105)
Defined benefit pension and other postretirement plans	(12)	—	—	(12)
Investment securities available-for-sale	—	(1)	—	(1)
Accumulated other comprehensive income (loss)	$(981)	$129	$(76)	$(928)

	December 31, 2024	Increase / (Decrease)	Reclassifications	March 31, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$263	$—	$(1,295)
Translation adjustments on net investment hedges [2]	295	(41)	—	254
Cash flow hedges
Foreign exchange contracts [3]	(51)	(43)	97	3
Interest rate contracts	(113)	—	2	(111)
Defined benefit pension and other postretirement plans	(6)	—	—	(6)
Accumulated other comprehensive income (loss)	$(1,433)	$179	$99	$(1,155)
1For the three months ended March 31, 2026, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the British pound, partially offset by the appreciation of the Brazilian Real against the U.S. dollar. For the three months ended March 31, 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro, British pound and Brazilian real against the U.S. dollar.
2For the three months ended March 31, 2026, the increase in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the depreciation of the euro against the U.S. dollar. For the three months ended March 31, 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the euro against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
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
MASTERCARD MARCH 31, 2026 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Share-Based Payments
For the three months ended March 31, 2026, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2026	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$165
Restricted stock units	1.0	$511
Performance stock units	0.2	$503
The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and calculates the expected life and the expected volatility based on historical Mastercard information. The expected life of stock options granted in 2026 was estimated to be six years, while the expected volatility was determined to be 27.5%. These awards expire ten years from the date of grant and vest ratably over three years.
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
Note 13. Income Taxes
The effective income tax rates for the three months ended March 31, 2026 and 2025 were 19.3% and 18.6%, respectively. The higher effective income tax rate for the three months ended March 31, 2026, versus the comparable period in 2025, was primarily due to lower net discrete tax benefits in 2026.
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
20 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
In 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims (the “Damages Class Settlement Agreement”), with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The Damages Class Settlement Agreement became final in 2023. In April 2026, a putative class action was filed on behalf of U.S. merchants seeking damages related to interchange fees associated with Mastercard and Visa credit card transactions since January 2019. The named plaintiffs concurrently filed a motion for summary judgment before the court that oversaw the Damages Class litigation seeking a declaration that the release from the Damages Class Settlement Agreement (which by its terms prospectively releases the damages claims of U.S. merchants who did not opt out of the class through August 2028) does not bar their damages claims. Briefing on this motion has not yet been scheduled.
Mastercard has reached settlements with the vast majority of the remaining individual opt-out merchants. The opt-out merchant settlements, along with the Damages Class Settlement Agreement, represent over 95% of Mastercard’s U.S. interchange volume. Mastercard continues to litigate with two groups of remaining opt-out merchants. The first group includes six opt-out merchants seeking aggregate single damages in excess of $0.5 billion with respect to their Mastercard purchase volume. A trial involving these merchants is
MASTERCARD MARCH 31, 2026 FORM 10-Q 21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
scheduled to commence in September 2026. The second group of opt-out merchants consists of Block and Intuit, who are seeking aggregate single damages in excess of $5 billion with respect to the Mastercard purchase volume in which they acted as a merchant, as well as the purchase volume associated with smaller merchants for whom they acted as payment facilitators. The parties in these matters are scheduled to exchange expert reports and summary judgment briefing over the course of 2026.
In 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which was subsequently denied by the court. In 2025, the parties reached a revised settlement agreement that, if approved by the court, would resolve the litigation. Briefing on preliminary approval of the settlement has been completed and the court heard oral argument in April 2026.
As of March 31, 2026 and December 31, 2025, Mastercard accrued a liability of $177 million and $637 million, respectively, for the U.S. MDL Litigation Cases. The decrease in the liability was a result of payments made in the first quarter of 2026. The liability as of March 31, 2026 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Europe
Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”), with further claims filed in April 2026. Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, over £0.3 billion (approximately $0.4 billion as of March 31, 2026) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases have been completed. In 2025, the trial court in the U.K. merchant action decided against Mastercard on certain liability issues, and in March 2026, Mastercard was granted permission to appeal this decision on all grounds. The appeal hearing has not yet been scheduled. In February 2026, the trial court decided certain issues related to damages. Some of these issues were decided in favor of Mastercard and Mastercard is seeking permission to appeal the issues that were negative to the Company. The court must also still determine additional liability and damages issues, some of which are scheduled to be tried in October 2027.
Additional United Kingdom matter. Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of March 31, 2026). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied. In February 2026, the U.K. trial court decided to exclude over 100 merchants from the class on procedural grounds. Liability and damages issues in this claim are now being tried in the same court proceedings as the U.K. and Pan-European merchant cases.
Portugal. Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.5 billion as of March 31, 2026) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages.
Netherlands. In 2025, Mastercard and Visa were served with a proposed collective action in the Netherlands on behalf of Dutch merchants. The complaint, which relates to interregional interchange fees covering the period from 1992 and ongoing, seeks declaratory relief and damages estimated in excess of €0.3 billion (approximately $0.3 billion as of March 31, 2026).
Australia
In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues commenced in April 2026.
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
22 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
In 2024, Mastercard executed a settlement agreement with the class lawyers representing the plaintiffs in the Bank ATM Consumer Class Complaint, that was subsequently approved by the court in 2025. In 2025, Mastercard executed a settlement agreement with the class lawyers representing the plaintiffs in the Non-bank ATM Consumer Class Complaint (subject to court approval) and recorded an accrual of $79 million in connection with this matter.
The litigation with respect to the ATM Operators Class Complaint is ongoing. The plaintiffs in this class complaint allege over $1 billion in single damages against all of the defendants.
U.S. Liability Shift Litigation
In 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law. Plaintiffs alleged damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs sought treble damages, attorney’s fees and costs and an injunction against future violations of governing law. The district court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In 2017, the district court transferred the case to New York so that discovery could be coordinated with the U.S. MDL Litigation Cases described above. In 2020, the district court issued an order granting the plaintiffs’ request for class certification. The plaintiffs submitted expert reports that allege aggregate single damages in excess of $1 billion against the four Network Defendants. The Network Defendants submitted expert reports rebutting both liability and damages. In 2024, the district court denied the Network Defendants’ motion for summary judgment. In 2025, Mastercard executed a settlement agreement with the class lawyers to resolve the matter (subject to court approval) and recorded an accrual of $80 million in connection with this matter. In April 2026, the district court granted final approval of the settlement.
Telephone Consumer Protection Class Action
Mastercard is a defendant in a Telephone Consumer Protection Act (“TCPA”) class action pending in Florida. The plaintiffs are individuals and businesses who allege that approximately 381,000 unsolicited faxes were sent to them advertising a Mastercard co-brand card issued by First Arkansas Bank (“FAB”). The TCPA provides for uncapped statutory damages of $500 per fax. Mastercard has asserted various defenses to the claims, and has notified FAB of an indemnity claim that it has (which FAB has disputed). In 2019, the Federal Communications Commission (“FCC”) issued a declaratory ruling clarifying that the TCPA does not apply to faxes sent to online fax services that are received online via email. In 2021, the trial court granted plaintiffs’ request for class certification, but narrowed the scope of the class to stand alone fax recipients only. Mastercard’s request to appeal that decision was denied. Briefing on plaintiffs’ motion to amend the class definition and Mastercard’s cross-motion to decertify the stand alone fax recipient class was completed in April 2023 and the parties continue to await the court’s decision.
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
MASTERCARD MARCH 31, 2026 FORM 10-Q 23

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
The Company’s estimated settlement exposure was as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Gross settlement exposure	$88,147	$89,599
Risk mitigation arrangements applied to settlement exposure	(16,707)	(16,722)
Net settlement exposure	$71,440	$72,877
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
24 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	March 31, 2026			December 31, 2025
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$4,796	$42	$26	$5,050	$16	$142
Interest rate contracts in a fair value hedge [2]	1,000	—	25	1,000	—	27
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	5,006	12	71	4,866	19	18
Total	$10,802	$54	$122	$10,916	$35	$187
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
The pre-tax gain (loss) related to the Company’s foreign exchange derivative contracts designated as cash flow hedging instruments were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended March 31,
	2026	2025		2026	2025
	(in millions)			(in millions)

Foreign exchange contracts [1]	$118	$(48)	Net revenue	$(21)	$5
			General and administrative [2]	$94	$(101)
1Includes immaterial forward points excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial forward points excluded from the effectiveness assessment recognized in earnings.

In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified as an adjustment to interest expense over the respective terms of the hedged debt issuances. For the three months ended March 31, 2026 and 2025, the amounts reclassified from accumulated other comprehensive income (loss) to interest expense were not material.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at March 31, 2026 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
MASTERCARD MARCH 31, 2026 FORM 10-Q 25

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
The Company has an interest rate swap designated as a fair value hedge related to fixed interest rate Senior Notes. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impacts to interest expense for the three months ended March 31, 2026 and 2025 were not material.
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. No amounts were recognized in earnings related to forward points for the three months ended March 31, 2026. The amounts recognized in earnings related to forward points for the three months ended March 31, 2025 were not material.
The pre-tax gain (loss) recognized in other comprehensive income (loss) related to the Company's foreign exchange derivative contracts designated as net investment hedging instruments were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Foreign exchange contracts	$—	$12
As of March 31, 2026 and December 31, 2025, the Company had €1.7 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three months ended March 31, 2026 and 2025, the Company recorded pre-tax net foreign currency gains (losses) of $47 million and $(65) million in other comprehensive income (loss).
As of March 31, 2026 and December 31, 2025, the Company had net foreign currency gains of $163 million and $126 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Foreign exchange contracts
General and administrative	$(20)	$20
26 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The following represents the selected financial information of the Payment Solutions segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net revenue	$8,398	$7,250
Less:
Personnel	2,037	1,688
Professional fees	124	113
Data processing and telecommunications	349	292
Foreign exchange activity	58	1
Advertising and marketing	153	152
Depreciation and amortization	299	275
Provision for litigation	—	151
Investment income	(81)	(88)
(Gains) losses on equity investments, net	66	29
Interest expense	185	182
Other (income) expense, net	(75)	(5)
Income tax expense	930	751
Other segment items [1]	471	429
Consolidated net income	$3,882	$3,280
1Includes fulfillment costs, occupancy costs, travel and meeting expenses and other overhead expenses.

MASTERCARD MARCH 31, 2026 FORM 10-Q 27

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s discussion and analysis of financial condition and results of operations
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2025 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 11, 2026 (“2025 Form 10-K”). It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report.
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
	(in millions, except percentages and per share data)
Net revenue	$8,398	$7,250	16%
Operating expenses	$3,491	$3,101	13%
Operating income	$4,907	$4,149	18%
Operating margin	58.4%	57.2%	1.2 ppt
Income tax expense	$930	$751	24%
Effective income tax rate	19.3%	18.6%	0.7 ppt
Net income	$3,882	$3,280	18%
Diluted earnings per share	$4.35	$3.59	21%
Diluted weighted-average shares outstanding	893	914	(2)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	As adjusted	Currency-neutral
	(in millions, except percentages and per share data)
Net revenue	$8,398	$7,250	16%	12%
Adjusted operating expenses	$3,289	$2,950	11%	9%
Adjusted operating margin	60.8%	59.3%	1.5 ppt	1.0 ppt
Adjusted effective income tax rate	19.2%	19.1%	0.1 ppt	0.1 ppt
Adjusted net income	$4,103	$3,406	20%	15%
Adjusted diluted earnings per share	$4.60	$3.73	23%	18%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
28 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three months ended March 31, 2026, versus the comparable period in 2025:

Net revenue
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 16%	up 12%

Operating expenses	Adjusted operating expenses
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expenses increase was primarily due to higher general and administrative expenses (which included a restructuring charge in the first quarter of 2026), partially offset by lower litigation provisions. The as-adjusted operating expense increase was primarily due to higher general and administrative expenses.

up 13%	up 9%

Effective income tax rate	Adjusted effective income tax rate
GAAP	Non-GAAP
The as-reported income tax rate was higher versus the comparable period in 2025, primarily due to lower net discrete tax benefits in 2026, while the as-adjusted income tax rate was comparable year over year.

19.3%	19.2%
up 0.7 ppt	up 0.1 ppt

Other financial highlights for the three months ended March 31, 2026 were as follows:
•We generated net cash flows from operations of $3.0 billion.
•We repurchased 7.8 million shares of our common stock for $4.0 billion and paid dividends of $0.8 billion.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). As described more fully below, our non-GAAP financial measures exclude (where applicable) the impact of gains and losses on our equity investments, which includes mark-to-market fair value adjustments, impairments and gains and losses upon disposition, as well as the related tax impacts. Our non-GAAP financial measures also exclude (where applicable) the impact of special items, which represent litigation judgments and settlements and/or certain one-time items, as well as the related tax impacts (“Special Items”). We also present growth rates adjusted for the impact of currency, which is a non-GAAP financial measure. We believe that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. We use non-GAAP financial measures to evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation, among other things. We excluded these items because management evaluates the underlying operations and performance of the Company separately from these recurring and nonrecurring items. Operating expenses, operating margin, other income (expense), effective income tax rate, net income and diluted earnings per share, each as adjusted for the impact of gains and losses on our equity investments, Special Items and/or the impact of currency, should not be relied upon as substitutes for measures calculated in accordance with GAAP.
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three months ended March 31, 2026 and 2025 we recorded net losses of $66 million ($63 million after tax, or $0.07 per diluted share) and $29 million ($25 million after tax, or $0.03 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
MASTERCARD MARCH 31, 2026 FORM 10-Q 29

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
Restructuring charge
•In the three months ended March 31, 2026, we recorded a restructuring charge of $202 million ($158 million after tax, or $0.18 per diluted share). The savings from the restructuring action are primarily intended to enable reinvestment to support the realization of our long-term growth opportunities.
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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended March 31, 2026
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,491	58.4%	$(95)	19.3%	$3,882	$4.35
(Gains) losses on equity investments	**	**	66	(0.2)%	63	0.07
Restructuring charge	(202)	2.4%	**	0.1%	158	0.18
Adjusted - Non-GAAP	$3,289	60.8%	$(28)	19.2%	$4,103	$4.60

	Three Months Ended March 31, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,101	57.2%	$(118)	18.6%	$3,280	$3.59
(Gains) losses on equity investments	**	**	29	—%	25	0.03
Litigation provisions	(151)	2.1%	**	0.5%	102	0.11
Adjusted - Non-GAAP	$2,950	59.3%	$(89)	19.1%	$3,406	$3.73
Note: Tables may not sum due to rounding.
**    Not applicable.
30 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended March 31, 2026 as compared to the Three Months Ended March 31, 2025
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	1.2 ppt	0.7 ppt	18%	21%
(Gains) losses on equity investments	**	**	(0.2) ppt	1%	1%
Litigation provisions	6%	(2.1) ppt	(0.5) ppt	(4)%	(4)%
Restructuring charge	(7)%	2.4 ppt	0.1 ppt	5%	5%
Adjusted - Non-GAAP	11%	1.5 ppt	0.1 ppt	20%	23%
Currency Impact	(3)%	(0.5) ppt	(0.1) ppt	(6)%	(6)%
Adjusted - Non-GAAP - currency-neutral	9%	1.0 ppt	0.1 ppt	15%	18%
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
MASTERCARD MARCH 31, 2026 FORM 10-Q 31

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended March 31,
	2026		2025
	Increase/(Decrease)
	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	12%	7%	6%	9%
United States	4%	4%	7%	7%
Worldwide less United States	15%	9%	5%	10%

Cross-border volume growth [1]	21%	13%	12%	15%

	Three Months Ended March 31,
	2026	2025
	Increase/(Decrease)
Switched transactions growth	9%	9%
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$2,896	$2,658	9%	6%
Cross-border assessments	3,190	2,595	23%	18%
Transaction processing assessments	4,224	3,527	20%	15%
Other network assessments	277	231	21%	18%
32 MASTERCARD MARCH 31, 2026 FORM 10-Q

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2026, GDV on a U.S. dollar-converted basis increased 12%, while GDV on a local currency basis increased 7%, versus the comparable periods in 2025. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
	($ in millions)
Payment network	$4,948	$4,432	12%
Value-added services and solutions	3,450	2,818	22%
Total net revenue	$8,398	$7,250	16%
For the three months ended March 31, 2026, net revenue increased 16%, or 12% on a currency-neutral basis, versus the comparable period in 2025. The increase in net revenue was attributable to growth in both our payment network and value-added services and solutions.
Net revenue from our payment network increased 12%, or 8% on a currency-neutral basis, versus the comparable period in 2025. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $5,639 million of rebates and incentives provided to customers, which increased 23%, or 19% on a currency-neutral basis, versus the comparable period in 2025, primarily due to an increase in our key drivers as well as new and renewed deals.
MASTERCARD MARCH 31, 2026 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our value-added services and solutions increased 22%, or 18% on a currency-neutral basis, versus the comparable period in 2025. The increase was driven primarily by (1) growth in our underlying key drivers, (2) our security solutions, digital and authentication solutions, business and market insights and consumer acquisition and engagement services and (3) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K for a further discussion of our revenue recognition policies.
Drivers of Change
The following table summarizes the drivers of change in net revenue:

	Three Months Ended March 31, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency impact [2]	Total
Payment network	8%	**	4%	12%
Value-added services and solutions	18%	—%	5%	22%
Net revenue	12%	—%	4%	16%
Note: Table may not sum due to rounding.
**    Not applicable.
1Represents the impact of acquisitions and dispositions completed during 2026 and 2025.
2Includes the translational and transactional impact of currency and the related impact of our foreign exchange derivative contracts designated as cash flow hedging instruments. See “Non-GAAP Financial Information - Currency-neutral Growth Rates” for further information on our currency impact non-GAAP adjustment.
Operating Expenses
For the three months ended March 31, 2026, operating expenses increased 13% versus the comparable period in 2025. Adjusted operating expenses increased 11%, or 9% on a currency-neutral basis, versus the comparable period in 2025.
The components of operating expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2026	2025
	($ in millions)
General and administrative	$3,039	$2,523	20%
Advertising and marketing	153	152	—%
Depreciation and amortization	299	275	9%
Provision for litigation	—	151	(100)%
Total operating expenses	3,491	3,101	13%
Special Items [1]	(202)	(151)	34%
Adjusted total operating expenses [1]	$3,289	$2,950	11%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
34 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Drivers of Change
The following table summarizes the drivers of change in operating expenses:

	Three Months Ended March 31, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency impact [2,3]	Special Items [3]	Total
General and administrative	10%	—%	3%	8%	20%
Advertising and marketing	(3)%	—%	3%	**	—%
Depreciation and amortization	7%	—%	2%	**	9%
Provision for litigation	**	**	**	(100)%	(100)%
Total operating expenses	9%	—%	3%	1%	13%
Note: Table may not sum due to rounding.
**    Not applicable.
1Represents the impact of acquisitions and dispositions completed during 2026 and 2025.
2Represents the translational and transactional impact of currency.
3See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
General and Administrative
For the three months ended March 31, 2026, general and administrative expenses increased 20%, or 17% on a currency-neutral basis, versus the comparable period in 2025, which included an 8 percentage point increase from a restructuring charge of $202 million. The remaining increase was primarily due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payment network and value-added services and solutions, as well as balance sheet remeasurement losses primarily due to unfavorable foreign exchange activity.
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
	($ in millions)
Personnel [1]	$2,037	$1,688	21%
Professional fees	124	113	10%
Data processing and telecommunications	349	292	20%
Foreign exchange activity [2]	58	1	**
Other	471	429	9%
Total general and administrative expenses	$3,039	$2,523	20%
** Not meaningful.
1For the three months ended March 31, 2026, total general and administrative expenses includes a restructuring charge of $202 million. See “Non-GAAP Financial Information” for further information.
2Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended March 31, 2026, advertising and marketing expenses were flat, versus the comparable period in 2025. On a currency-neutral basis, advertising and marketing expenses decreased 3%, versus the comparable period in 2025.
Depreciation and Amortization
For the three months ended March 31, 2026, depreciation and amortization expenses increased 9%, or 6% on a currency-neutral basis, versus the comparable period in 2025. The increase was primarily due to higher capitalized software amortization, which is in line with the increase in capitalized software driven by the continued growth of our business.
Provision for Litigation
For the three months ended March 31, 2026, there were no litigation charges.
MASTERCARD MARCH 31, 2026 FORM 10-Q 35

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended March 31,		Favorable/(Unfavorable)
	2026	2025
	(in millions)
Investment income	$81	$88	$(7)
Gains (losses) on equity investments, net	(66)	(29)	(37)
Interest expense	(185)	(182)	(3)
Other income (expense), net [1]	75	5	70
Total other income (expense)	(95)	(118)	23
(Gains) losses on equity investments, net [2]	66	29	37
Adjusted total other income (expense) [2]	$(28)	$(89)	$61
Note: Table may not sum due to rounding.
1Other income (expense), net increased in the three months ended March 31, 2026 versus the comparable period in 2025, primarily driven by government grants.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rate for the three months ended March 31, 2026 was 19.3% versus 18.6%, for the comparable period in 2025, primarily due to lower net discrete tax benefits in 2026. The adjusted effective income tax rates for the three months ended March 31, 2026 and 2025 were 19.2% and 19.1%, respectively.
Liquidity and Capital Resources
We rely on existing liquidity (our cash, cash equivalents and investments), cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	March 31, 2026	December 31, 2025
	(in billions)
Cash, cash equivalents and investments [1]	$8.2	$10.9
Unused line of credit	8.0	8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents and restricted security deposits held for customers at March 31, 2026 and December 31, 2025 of $2.9 billion and $2.7 billion, respectively.
We believe that our existing liquidity, our cash flow generating capabilities and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations, which include litigation provisions and credit and settlement exposure.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our 2025 Form 10-K and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements in Part I, Item 1 of this Report.
36 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$2,999	$2,380
Net cash used in investing activities	(362)	(340)
Net cash used in financing activities	(5,005)	(2,987)
Net cash provided by operating activities increased $619 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to higher net income after adjusting for non-cash items, partially offset by cash paid for litigation settlements.
Net cash used in investing activities increased $22 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to lower proceeds from maturities and sales of investment securities as well as cash paid for other investing activities, partially offset by lower purchases of investment securities.
Net cash used in financing activities increased $2,018 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to higher cash paid for repurchases of our Class A common stock and dividends as well as no net cash received from debt activity in the current period.
Debt and Credit Availability
Our total debt outstanding at both March 31, 2026 and December 31, 2025 was $19.0 billion, with the earliest maturity of $750 million of principal occurring in November 2026.
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
Borrowings under the Commercial Paper Program and the Credit Facility, which may total up to $8 billion, are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. At March 31, 2026 and December 31, 2025, we had no borrowings under the Commercial Paper Program or Credit Facility. During April 2026, we issued commercial paper. As of April 27, 2026, we had $2.5 billion of commercial paper outstanding, with a weighted-average interest rate of 3.82%, to be used for general corporate purposes. The Commercial Paper Program is supported by the Credit Facility.
See Note 9 (Debt) to the consolidated financial statements included in Part I, Item 1 for further discussion on our debt and Note 13 (Debt) to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
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
The following table summarizes the dividends declared by our Board of Directors on our outstanding Class A common stock and Class B common stock, payable in 2026:

Date of Declaration	Amount Payable per Share	Record Date	Date Payable	Aggregate Amount (in millions)
December 9, 2025	$0.87	January 9, 2026	February 9, 2026	$777
February 10, 2026	$0.87	April 9, 2026	May 8, 2026	$771
MASTERCARD MARCH 31, 2026 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Repurchased shares of our common stock are considered treasury stock. In December 2025 and 2024, our Board of Directors approved programs authorizing us to repurchase shares of our Class A common stock up to $14.0 billion and $12.0 billion, respectively. The program approved in 2025 became effective in March 2026, after the completion of the program approved in 2024. The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions. The following table summarizes our share repurchase authorizations and repurchase activity of our Class A common stock:

(in millions, except per share data)
Remaining authorization at December 31, 2025	$17,461
Dollar-value of shares repurchased for the three months ended March 31, 2026	$4,035
Remaining authorization at March 31, 2026	$13,427
Shares repurchased for the three months ended March 31, 2026	7.8
Average price paid per share for the three months ended March 31, 2026	$519.67
Dollar-value of shares repurchased April 1, 2026 through April 27, 2026	$1,688
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. A hypothetical 10% adverse change in the value of the functional currencies could result in a fair value loss of approximately $318 million and $405 million on our foreign exchange derivative contracts outstanding at March 31, 2026 and December 31, 2025, respectively, before considering the offsetting effect of the underlying hedged activity.
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at March 31, 2026 and December 31, 2025.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of March 31, 2026 and December 31, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at March 31, 2026 and December 31, 2025.
38 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at March 31, 2026 and December 31, 2025, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred for the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD MARCH 31, 2026 FORM 10-Q 39

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our 2025 Form 10-K.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
The following table presents the repurchase activity of our Class A common stock on a cash basis for the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	1,707,648	$545.69	1,707,648	$16,529,581,374
February 1 - 28	1,952,299	$526.63	1,952,299	$15,501,442,179
March 1 - 31	4,103,972	$505.54	4,103,972	$13,426,723,416
Total	7,763,919	$519.67	7,763,919
1    Dollar value of shares that may yet be purchased under the share repurchase programs is as of the end of the period. In December 2025 and 2024, our Board of Directors approved programs authorizing us to repurchase shares of our Class A common stock up to $14.0 billion and $12.0 billion, respectively.
Item 5. Other information
Amendments to By-Laws
On April 26, 2026, our Board of Directors approved and adopted amendments to our amended and restated by-laws (the "Amended and Restated By-Laws"), which became effective immediately upon adoption. The amendments reflect certain technical administrative, clarifying and conforming changes, including conforming director eligibility standards consistent with changes previously made to our Restated Certificate of Incorporation and clarifying the definition of “competitor” for the same purpose.
The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, which are attached as Exhibit 3.1 to this Report and incorporated herein by reference.
MASTERCARD MARCH 31, 2026 FORM 10-Q 41

PART II
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
For the three months ended March 31, 2026, certain of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Raj Seshadri, Chief Commercial Payments Officer	Adoption	February 27, 2026	X	-	Up to (i) 3,977 shares of Class A common stock underlying employee stock options and (ii) 3,000 shares of Class A common stock underlying vested but not yet settled performance stock units [3]	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) December 31, 2026
1Intended to satisfy the affirmative defense conditions of Rule 105b-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Seshadri’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
Item 6. Exhibits
Refer to the Exhibit Index included herein.
42 MASTERCARD MARCH 31, 2026 FORM 10-Q

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
3.1*	Amended and Restated By-Laws of Mastercard Incorporated, dated as of April 26, 2026.
10.1*+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2026).
10.2*+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2026).
10.3*+	Form of Performance Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2026).
10.4*+	Amended and Restated Mastercard International Incorporated Executive Severance Plan, amended and restated as of March 31, 2026.
10.5*+	Amended and Restated Mastercard International Incorporated Change in Control Severance Plan, amended and restated as of March 31, 2026.
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
+    Management contracts or compensatory plans or arrangements
*    Filed or furnished herewith.
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
MASTERCARD MARCH 31, 2026 FORM 10-Q 43

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 30, 2026	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2026	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
44 MASTERCARD MARCH 31, 2026 FORM 10-Q