Form 10-Q
period 2026-06-30
Mastercard Inc
filed 2026-07-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 27, 2026, there were 869,464,115 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 6,545,825 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

2 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
MASTERCARD JUNE 30, 2026 FORM 10-Q 3

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 1. Consolidated financial statements (unaudited)
Mastercard Incorporated
MASTERCARD JUNE 30, 2026 FORM 10-Q 5

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net Revenue	$9,277	$8,133	$17,675	$15,383
Operating Expenses:
General and administrative	3,082	2,766	6,121	5,289
Advertising and marketing	217	213	370	365
Depreciation and amortization	309	281	608	556
Provision for litigation	82	96	82	247
Total operating expenses	3,690	3,356	7,181	6,457
Operating income	5,587	4,777	10,494	8,926
Other Income (Expense):
Investment income	88	70	169	158
Gains (losses) on equity investments, net	(2)	4	(68)	(25)
Interest expense	(218)	(195)	(403)	(377)
Other income (expense), net	31	16	106	21
Total other income (expense)	(101)	(105)	(196)	(223)
Income before income taxes	5,486	4,672	10,298	8,703
Income tax expense	1,098	971	2,028	1,722
Net Income	$4,388	$3,701	$8,270	$6,981
Basic Earnings per Share	$4.98	$4.08	$9.33	$7.67
Basic weighted-average shares outstanding	882	908	887	910
Diluted Earnings per Share	$4.97	$4.07	$9.32	$7.66
Diluted weighted-average shares outstanding	883	909	888	911

The accompanying notes are an integral part of these consolidated financial statements.
6 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net Income	$4,388	$3,701	$8,270	$6,981
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	412	(68)	687
Income tax effect	(2)	(44)	6	(56)
Foreign currency translation adjustments, net of income tax effect	(42)	368	(62)	631

Translation adjustments on net investment hedges	17	(155)	64	(208)
Income tax effect	(4)	34	(14)	46
Translation adjustments on net investment hedges, net of income tax effect	13	(121)	50	(162)

Cash flow hedges	(12)	(300)	106	(348)
Income tax effect	—	17	(5)	22
Reclassification adjustments for cash flow hedges	(36)	276	(107)	374
Income tax effect	—	(5)	(5)	(4)
Cash flow hedges, net of income tax effect	(48)	(12)	(11)	44

Investment securities available-for-sale	2	1	—	1
Income tax effect	(1)	—	—	—
Investment securities available-for-sale, net of income tax effect	1	1	—	1

Other comprehensive income (loss), net of income tax effect	(76)	236	(23)	514
Comprehensive Income	$4,312	$3,937	$8,247	$7,495

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD JUNE 30, 2026 FORM 10-Q 7

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)
	June 30, 2026	December 31, 2025
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$11,291	$10,566
Restricted cash and restricted cash equivalents	488	561
Restricted security deposits held for customers	2,196	2,121
Investments	318	332
Accounts receivable	5,047	4,609
Settlement assets	2,371	1,626
Prepaid expenses and other current assets	4,811	3,743
Total current assets	26,522	23,558
Property, equipment and right-of-use assets, net of accumulated depreciation and amortization of $2,878 and $2,756, respectively	2,541	2,303
Deferred income taxes	1,441	1,567
Goodwill	9,498	9,560
Other intangible assets, net of accumulated amortization of $3,303 and $3,096, respectively	5,466	5,554
Other assets	12,223	11,615
Total Assets	$57,691	$54,157

Liabilities and Equity
Current liabilities:
Accounts payable	$1,130	$999
Settlement obligations	3,159	2,409
Restricted security deposits held for customers	2,196	2,121
Accrued litigation	296	800
Accrued expenses	13,027	13,272
Short-term debt	2,459	749
Other current liabilities	2,737	2,412
Total current liabilities	25,004	22,762
Long-term debt	22,184	18,251
Deferred income taxes	315	307
Other liabilities	4,582	5,091
Total Liabilities	52,085	46,411

Commitments and Contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,406 shares issued and 871 and 887 shares outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 7 shares issued and outstanding	—	—
Additional paid-in-capital	7,070	6,907
Class A treasury stock, at cost, 536 and 518 shares, respectively	(92,226)	(83,224)
Retained earnings	91,771	85,035
Accumulated other comprehensive income (loss)	(1,004)	(981)
Mastercard Incorporated Stockholders' Equity	5,611	7,737
Non-controlling interests	(5)	9
Total Equity	5,606	7,746

Total Liabilities and Equity	$57,691	$54,157

The accompanying notes are an integral part of these consolidated financial statements.
8 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Changes in Equity (Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mastercard Incorporated Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions)
Three Months Ended June 30, 2026
Balance at beginning of period	$—	$—	$6,843	$(87,342)	$88,146	$(928)	$6,719	$3	$6,722
Net income	—	—	—	—	4,388	—	4,388	—	4,388
Activity related to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss)	—	—	—	—	—	(76)	(76)	—	(76)
Dividends	—	—	—	—	(763)	—	(763)	—	(763)
Purchases of treasury stock	—	—	—	(4,909)	—	—	(4,909)	—	(4,909)
Share-based payments	—	—	227	25	—	—	252	—	252
Balance at end of period	$—	$—	$7,070	$(92,226)	$91,771	$(1,004)	$5,611	$(5)	$5,606

Six Months Ended June 30, 2026
Balance at beginning of period	$—	$—	$6,907	$(83,224)	$85,035	$(981)	$7,737	$9	$7,746
Net income	—	—	—	—	8,270	—	8,270	—	8,270
Activity related to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)
Other comprehensive income (loss)	—	—	—	—	—	(23)	(23)	—	(23)
Dividends	—	—	—	—	(1,534)	—	(1,534)	—	(1,534)
Purchases of treasury stock	—	—	—	(9,034)	—	—	(9,034)	—	(9,034)
Share-based payments	—	—	163	32	—	—	195	—	195
Balance at end of period	$—	$—	$7,070	$(92,226)	$91,771	$(1,004)	$5,611	$(5)	$5,606

MASTERCARD JUNE 30, 2026 FORM 10-Q 9

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Changes in Equity (Unaudited) - (Continued)
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
10 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities
Net income	$8,270	$6,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer incentives	1,310	993
Depreciation and amortization	608	556
(Gains) losses on equity investments, net	68	25
Share-based compensation	326	308
Deferred income taxes	110	81
Other	84	60
Changes in operating assets and liabilities:
Accounts receivable	(448)	(217)
Settlement assets	(745)	(590)
Prepaid expenses	(3,835)	(2,238)
Accrued litigation and legal settlements	(504)	81
Restricted security deposits held for customers	90	125
Accounts payable	124	(168)
Settlement obligations	750	356
Accrued expenses	788	(203)
Net change in other assets and liabilities	(224)	833
Net cash provided by operating activities	6,772	6,983
Investing Activities
Purchases of investment securities available-for-sale	(134)	(247)
Purchases of investments held-to-maturity	—	(22)
Proceeds from sales of investment securities available-for-sale	32	126
Proceeds from maturities of investment securities available-for-sale	89	125
Proceeds from maturities of investments held-to-maturity	13	27
Purchases of property and equipment	(445)	(199)
Capitalized software	(368)	(367)
Other investing activities	(66)	(10)
Net cash used in investing activities	(879)	(567)
Financing Activities
Purchases of treasury stock	(8,933)	(4,838)
Dividends paid	(1,548)	(1,385)
Proceeds from debt, net of discounts	5,596	1,242
Payment of debt	—	(750)
Proceeds from (payment of) debt, maturities of 90 days or less, net	84	—
Tax withholdings related to share-based payments	(204)	(279)
Cash proceeds from employee stock plans	73	117
Other financing activities	(108)	(100)
Net cash used in financing activities	(5,040)	(5,993)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(126)	341
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	727	764
Cash, cash equivalents, restricted cash and restricted cash equivalents - beginning of period	13,248	10,808
Cash, cash equivalents, restricted cash and restricted cash equivalents - end of period	$13,975	$11,572

The accompanying notes are an integral part of these consolidated financial statements.
MASTERCARD JUNE 30, 2026 FORM 10-Q 11

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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as marketable, equity method or measurement alternative method investments and recorded in other assets on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, there were no significant VIEs that required consolidation and the investments were not material to the consolidated financial statements. The Company consolidates acquisitions as of the date the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of December 31, 2025. The consolidated financial statements for the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Note 2. Acquisitions
In March 2026, Mastercard entered into a definitive agreement to acquire a 100% equity interest in BVNK Holdings Limited (“BVNK”), a provider of stablecoin infrastructure, for $1.5 billion, excluding customary closing adjustments. The sellers of BVNK have the potential to earn additional contingent consideration of up to $300 million if certain performance targets are met. The transaction is subject to regulatory approval and other customary closing conditions. The Company anticipates completing the acquisition before the end of the third quarter of 2026. Upon completion, this acquisition is expected to expand Mastercard’s capabilities to support the digital assets ecosystem.
Note 3. Revenue
The Company’s disaggregated net revenue by category and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net revenue by category:
Payment network	$5,451	$4,945	$10,399	$9,377
Value-added services and solutions	3,826	3,188	7,276	6,006
Net revenue	$9,277	$8,133	$17,675	$15,383
Net revenue by geographic region:
Americas [1]	$3,999	$3,406	$7,563	$6,557
Asia Pacific, Europe, Middle East and Africa	5,278	4,727	10,112	8,826
Net revenue	$9,277	$8,133	$17,675	$15,383
1Americas includes the United States, Canada and Latin America.
12 MASTERCARD JUNE 30, 2026 FORM 10-Q

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

	June 30, 2026	December 31, 2025
	(in millions)
Receivables from contracts with customers
Accounts receivable	$4,196	$4,010
Contract assets
Prepaid expenses and other current assets	138	189
Other assets	481	508
Deferred revenue [1]
Other current liabilities	1,438	1,137
Other liabilities	447	424

1    Revenue recognized from performance obligations satisfied for the three and six months ended June 30, 2026 was $966 million and $1,718 million, respectively.
Note 4. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Numerator
Net income	$4,388	$3,701	$8,270	$6,981
Denominator
Basic weighted-average shares outstanding	882	908	887	910
Dilutive stock options and stock units	1	1	1	1
Diluted weighted-average shares outstanding [1]	883	909	888	911
Earnings per Share
Basic	$4.98	$4.08	$9.33	$7.67
Diluted	$4.97	$4.07	$9.32	$7.66
Note: Table may not sum due to rounding.
1    For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
MASTERCARD JUNE 30, 2026 FORM 10-Q 13

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
Investments
Investments on the consolidated balance sheets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Available-for-sale securities	$318	$319
Held-to-maturity securities [1]	—	13
Total investments	$318	$332
1Held-to-maturity securities represent investments in time deposits that mature within one year. The cost of these securities approximates fair value.
Investment income on the consolidated statements of operations primarily consists of interest income generated from cash, cash equivalents, held-to maturity and available-for-sale investment securities, as well as realized gains and losses on the Company’s investment securities. The realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2026 and 2025 were not material.
Available-for-Sale Securities
The Company’s available-for-sale securities consist of corporate securities, government and agency securities and asset-backed securities. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds that are denominated in the national currency of the issuing country. Corporate and asset-backed securities held at June 30, 2026 and December 31, 2025 primarily carried a credit rating of A- or better. Corporate securities are comprised of commercial paper and corporate bonds. The gross unrealized gains and losses on the available-for-sale securities as of June 30, 2026 and December 31, 2025 were not material and are recorded in other comprehensive income (loss).
The maturity distribution based on the contractual terms of the Company’s available-for-sale investment securities at June 30, 2026 was as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$114	$114
Due after 1 year through 5 years	204	204
Total	$318	$318
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
14 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the activity related to the Company’s equity investments:

	Balance at December 31, 2025	Purchases	Sales	Changes in Fair Value [1]	Other [2]	Balance at June 30, 2026
	(in millions)
Marketable securities	$203	$—	$(9)	$(50)	$(1)	$143
Nonmarketable securities	1,502	61	(9)	(18)	(12)	1,524
Total equity investments	$1,705	$61	$(18)	$(68)	$(13)	$1,667
1Recorded in gains (losses) on equity investments, net on the consolidated statements of operations.
2Primarily translational impact of currency.
The following table sets forth the components of the Company’s Nonmarketable securities:

	June 30, 2026	December 31, 2025
	(in millions)
Measurement alternative	$1,242	$1,242
Equity method	282	260
Total Nonmarketable securities	$1,524	$1,502
The following table summarizes the total carrying value of the Company’s Measurement alternative investments, including cumulative unrealized gains and losses through June 30, 2026:

(in millions)
Initial cost basis	$971
Cumulative adjustments [1]:
Upward adjustments	517
Downward adjustments (including impairment)	(246)
Carrying amount, end of period	$1,242
1 Includes immaterial translational impact of currency.
The following table summarizes the unrealized gains and losses included in the carrying value of the Company’s Measurement alternative investments and Marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Measurement alternative investments:
Upward adjustments	$1	$4	$1	$6
Downward adjustments (including impairment)	(2)	(27)	(23)	(30)
Marketable securities:
Unrealized gains (losses), net	(5)	29	(50)	(3)
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
MASTERCARD JUNE 30, 2026 FORM 10-Q 15

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements
The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities:
Available-for-sale securities [1]	$21	$297	$—	$318	$20	$299	$—	$319
Derivative instruments [2]:
Foreign exchange contracts	—	43	—	43	—	35	—	35
Marketable securities [3]:
Equity securities	143	—	—	143	203	—	—	203

Liabilities
Derivative instruments [2]:
Foreign exchange contracts	$—	$74	$—	$74	$—	$160	$—	$160
Interest rate contracts	—	21	—	21	—	27	—	27
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
Financial Instruments - Not Carried at Fair Value
Debt
Debt instruments are carried on the consolidated balance sheets at amortized cost. The Company estimates the fair value of its debt based on either market quotes or observable market data. Debt is classified as Level 2 of the Valuation Hierarchy as it is generally not traded in active markets. At June 30, 2026, the carrying value and fair value of debt was $24.6 billion and $23.3 billion, respectively. At December 31, 2025, the carrying value and fair value of debt was $19.0 billion and $18.0 billion, respectively. See Note 9 (Debt) for further details.
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
16 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Customer incentives	$3,156	$2,531
Other	1,655	1,212
Total prepaid expenses and other current assets	$4,811	$3,743
Other assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Customer incentives	$8,440	$7,870
Equity investments	1,667	1,705
Income taxes receivable	1,128	1,101
Other	988	939
Total other assets	$12,223	$11,615
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Customer incentives	$9,868	$9,958
Personnel costs	1,087	1,716
Income and other taxes	1,375	914
Other	697	684
Total accrued expenses	$13,027	$13,272
As of June 30, 2026 and December 31, 2025, long-term customer incentives included in other liabilities were $2,664 million and $3,041 million, respectively.
MASTERCARD JUNE 30, 2026 FORM 10-Q 17

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Debt consisted of the following:

			June 30, 2026	December 31, 2025	Effective Interest Rate
			(in millions)
Senior Notes

2026 USD Notes	Floating Rate	Senior Notes due June 2028	$500	$—	**
	4.325%	Senior Notes due June 2028	1,250	—	4.499%
	4.425%	Senior Notes due June 2029	1,150	—	4.561%
	4.600%	Senior Notes due June 2031	1,350	—	4.704%
	5.000%	Senior Notes due June 2036	750	—	5.063%

2025 USD Notes	Floating Rate	Senior Notes due March 2028	300	300	**
	4.550%	Senior Notes due March 2028	450	450	4.727%
	4.950%	Senior Notes due March 2032	500	500	5.063%

2024 USD Notes	4.100%	Senior Notes due January 2028	750	750	4.262%
	4.350%	Senior Notes due January 2032	1,150	1,150	4.446%
	4.550%	Senior Notes due January 2035	1,100	1,100	4.633%
	4.875%	Senior Notes due May 2034	1,000	1,000	5.047%

2023 USD Notes	4.875%	Senior Notes due March 2028	750	750	5.003%
	4.850%	Senior Notes due March 2033	750	750	4.923%

2022 EUR Notes	1.000%	Senior Notes due February 2029	855	882	1.138%

2021 USD Notes	2.000%	Senior Notes due November 2031	750	750	2.112%
	1.900%	Senior Notes due March 2031	600	600	1.981%
	2.950%	Senior Notes due March 2051	700	700	3.013%

2020 USD Notes	3.300%	Senior Notes due March 2027	1,000	1,000	3.420%
	3.350%	Senior Notes due March 2030	1,500	1,500	3.430%
	3.850%	Senior Notes due March 2050	1,500	1,500	3.896%

2019 USD Notes	2.950%	Senior Notes due June 2029	1,000	1,000	3.030%
	3.650%	Senior Notes due June 2049	1,000	1,000	3.689%

2018 USD Notes	3.500%	Senior Notes due February 2028	500	500	3.598%
	3.950%	Senior Notes due February 2048	500	500	3.990%

2016 USD Notes	2.950%	Senior Notes due November 2026	750	750	3.044%
	3.800%	Senior Notes due November 2046	600	600	3.893%

2015 EUR Notes	2.100%	Senior Notes due December 2027	912	941	2.189%
	2.500%	Senior Notes due December 2030	171	176	2.562%

Commercial Paper		Commercial paper borrowings	710	—

			24,798	19,149
Less: Unamortized discount and debt issuance costs			(134)	(122)
Less: Cumulative hedge accounting fair value adjustments [1]			(21)	(27)
Total debt outstanding			24,643	19,000
Less: Short-term debt [2]			(2,459)	(749)
Long-term debt			$22,184	$18,251
**The $500 million of Senior Notes due June 2028 and the $300 million of Senior Notes due March 2028 are Floating Rate Notes that bear interest at a floating rate, reset quarterly, equal to the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.39% and 0.44%, respectively.
1The Company has an interest rate swap that is accounted for as a fair value hedge. See Note 16 (Derivative and Hedging Instruments) for additional information.
2As of June 30, 2026, the commercial paper borrowings, the 2016 USD Notes due November 2026 and the 2020 USD Notes due March 2027 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets. As of December 31, 2025, the 2016 USD Notes due November 2026 were classified as short-term debt, net of unamortized discount and debt issuance costs, on the consolidated balance sheets.
18 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
In June 2026, the Company issued $5.000 billion principal amount of notes, as described in more detail in the preceding table (the “2026 USD Notes”). The net proceeds from the issuance of the 2026 USD Notes (after deducting the original issue discount, underwriting discount and offering expenses) were $4.978 billion.
The 2026 USD Notes are not subject to any financial covenants, are senior unsecured obligations and rank equally with any future unsecured and unsubordinated indebtedness. At the Company’s option, the notes may be redeemed in whole, or in part, at any time for a specified make-whole amount, with the exception of the Floating Rate Notes.
Commercial Paper Program and Credit Facility
The Company has a commercial paper program (the “Commercial Paper Program”) under which the Company is authorized to issue up to $8 billion in unsecured commercial paper notes with maturities of up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company has a committed five-year unsecured $8 billion revolving credit facility (the “Credit Facility”). The Credit Facility is set to expire on November 7, 2030. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee under the Credit Facility is determined according to the Company’s credit rating and is payable on the average daily commitment, regardless of usage, per annum. In addition to the facility fee, interest rates on borrowings under the Credit Facility would be based on prevailing market interest rates plus applicable margins that fluctuate based on the Company’s credit rating. The Credit Facility contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions. The Company was in compliance, in all material respects, with the covenants of the Credit Facility at June 30, 2026 and December 31, 2025.
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
At June 30, 2026, the Company had $710 million of commercial paper outstanding, with a weighted-average interest rate of 3.84%. At June 30, 2026, the Company had no borrowings under the Credit Facility. At December 31, 2025, the Company had no borrowings under the Commercial Paper Program or Credit Facility. The Commercial Paper Program is supported by the Credit Facility.
Note 10. Stockholders' Equity
Dividends
The Company declared quarterly cash dividends on its Class A and Class B common stock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Dividends declared per share	$0.87	$0.76	$1.74	$1.52
Total dividends declared	$763	$687	$1,534	$1,379
MASTERCARD JUNE 30, 2026 FORM 10-Q 19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Activity
The following table presents the changes in the Company’s outstanding Class A and Class B common stock:

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	880.3	6.6	903.0	6.8
Purchases of treasury stock	(9.8)	—	(4.2)	—
Share-based payments	0.1	—	0.2	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	870.7	6.5	899.1	6.7

	Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in millions)
Balance at beginning of period	887.3	6.6	906.6	6.8
Purchases of treasury stock	(17.6)	—	(8.9)	—
Share-based payments	0.9	—	1.3	—
Conversion of Class B to Class A common stock	0.1	(0.1)	0.1	(0.1)
Balance at end of period	870.7	6.5	899.1	6.7
In December 2025 and 2024, the Company’s Board of Directors approved programs authorizing the Company to repurchase shares of its Class A common stock up to $14.0 billion and $12.0 billion, respectively. The following table summarizes the Company’s share repurchases of its Class A common stock:

	Six Months Ended June 30,
	2026	2025
	(in millions, except per share data)
Dollar-value of shares repurchased	$8,933	$4,838
Shares repurchased	17.6	8.9
Average price paid per share	$508.11	$542.27
As of June 30, 2026, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $8.5 billion. Through July 27, 2026, the Company repurchased $0.7 billion dollar-value of shares. As of July 27, 2026, the remaining authorization under share repurchase programs approved by the Company’s Board of Directors was $7.8 billion.
20 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2026 and 2025 were as follows:

	December 31, 2025	Increase / (Decrease)	Reclassifications	June 30, 2026
	(in millions)
Foreign currency translation adjustments [1]	$(1,034)	$(62)	$—	$(1,096)
Translation adjustments on net investment hedges [2]	126	50	—	176
Cash flow hedges
Foreign exchange contracts [3]	46	101	(115)	32
Interest rate contracts	(107)	—	3	(104)
Defined benefit pension and other postretirement plans	(12)	—	—	(12)
Accumulated other comprehensive income (loss)	$(981)	$89	$(112)	$(1,004)

	December 31, 2024	Increase / (Decrease)	Reclassifications	June 30, 2025
	(in millions)
Foreign currency translation adjustments [1]	$(1,558)	$631	$—	$(927)
Translation adjustments on net investment hedges [2]	295	(162)	—	133
Cash flow hedges
Foreign exchange contracts [3]	(51)	(326)	367	(10)
Interest rate contracts	(113)	—	3	(110)
Defined benefit pension and other postretirement plans	(6)	—	—	(6)
Investment securities available-for-sale	—	1	—	1
Accumulated other comprehensive income (loss)	$(1,433)	$144	$370	$(919)
1For the six months ended June 30, 2026, the increase in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the depreciation of the British pound and euro, partially offset by the appreciation of the Brazilian Real against the U.S. dollar. For the six months ended June 30, 2025, the decrease in the accumulated other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro, British pound and Brazilian real against the U.S. dollar.
2For the six months ended June 30, 2026, the increase in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the depreciation of the euro against the U.S. dollar. For the six months ended June 30, 2025, the decrease in the accumulated other comprehensive income related to the net investment hedges was driven primarily by the appreciation of the euro against the U.S. dollar. See Note 16 (Derivative and Hedging Instruments) for additional information.
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
Note 12. Share-Based Payments
For the six months ended June 30, 2026, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, amended and restated as of June 22, 2021 (the “LTIP”). The LTIP is a stockholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2026	Weighted-Average Grant-Date Fair Value
	(in millions)	(per option/unit)
Non-qualified stock options	0.2	$165
Restricted stock units	1.1	$511
Performance stock units	0.2	$503
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
MASTERCARD JUNE 30, 2026 FORM 10-Q 21

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
Note 13. Income Taxes
The effective income tax rates for the three months ended June 30, 2026 and 2025 were 20.0% and 20.8%, respectively. The effective income tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 19.8%, respectively. The effective income tax rates for the three and six months ended June 30, 2026 were lower compared to the periods in 2025 due to partially offsetting tax impacts in 2026, including discrete tax benefits in the periods.
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
22 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
In 2018, the parties to the Damages Class litigation entered into a class settlement agreement to resolve the Damages Class claims (the “Damages Class Settlement Agreement”), with merchants representing slightly more than 25% of the Damages Class interchange volume choosing to opt out of the settlement. The Damages Class Settlement Agreement became final in 2023. In April 2026, a putative class action was filed on behalf of U.S. merchants seeking damages related to interchange fees associated with Mastercard and Visa credit card transactions since January 2019. The named plaintiffs concurrently filed a motion for summary judgment before the court that oversaw the Damages Class litigation seeking a declaration that the release from the Damages Class Settlement Agreement (which by its terms prospectively releases the damages claims of U.S. merchants who did not opt out of the class through August 2028) does not bar their damages claims. Mastercard and Visa have filed a joint opposition to the plaintiffs’ motion and also moved for an injunction to dismiss the case based upon the release in the Damages Class Settlement Agreement. The parties are currently briefing these motions.
Mastercard has reached settlements with the vast majority of the remaining individual opt-out merchants. The opt-out merchant settlements, along with the Damages Class Settlement Agreement, represent over 95% of Mastercard’s U.S. interchange volume. Mastercard continues to litigate with two groups of remaining opt-out merchants. The first group includes two opt-out merchants seeking aggregate single damages in excess of $250 million with respect to their Mastercard purchase volume. A trial involving these merchants is scheduled to commence in September 2026. The second group of opt-out merchants consists of Block and Intuit, who are seeking aggregate single damages in excess of $5 billion with respect to the Mastercard purchase volume in which they acted as a merchant, as well as the purchase volume associated with smaller merchants for whom they acted as payment facilitators. The parties in these matters are scheduled to exchange expert reports and summary judgment briefing over the course of 2026.
In 2024, the parties to the Rules Relief Class litigation entered into a settlement agreement to resolve the Rules Relief Class claims, which was subsequently denied by the court. In 2025, the parties reached a revised settlement agreement that, if approved by the court, would resolve the litigation. The district court granted preliminary approval of the settlement in June 2026. A hearing on final approval is scheduled for November 2026.
As of June 30, 2026 and December 31, 2025, Mastercard accrued a liability of $149 million and $637 million, respectively, for the U.S. MDL Litigation Cases. The decrease in the liability was a result of payments made during 2026. The liability as of June 30, 2026 represents Mastercard’s best estimate of its probable liabilities in these matters and does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
MASTERCARD JUNE 30, 2026 FORM 10-Q 23

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Europe
Since 2012, a number of United Kingdom (“U.K.”) merchants filed claims or threatened litigation against Mastercard seeking damages for excessive costs paid for acceptance of Mastercard credit and debit cards arising out of alleged anti-competitive conduct with respect to, among other things, Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”). In addition, Mastercard has faced similar filed or threatened litigation by merchants with respect to interchange rates in other countries in Europe (the “Pan-European Merchant claimants”). Further merchant interchange claims were filed in court in the U.K. during the second quarter of 2026. Mastercard has resolved a substantial amount of these damages claims through settlement or judgment. Following these settlements, over £0.5 billion (approximately $0.7 billion as of June 30, 2026) of unresolved damages claims remain. Mastercard continues to litigate with the remaining U.K. and Pan-European Merchant claimants and it has submitted statements of defense disputing liability and damages claims. A number of those matters are now progressing with motion practice and discovery. Hearings involving both liability and damages issues involving multiple merchant cases have been completed. In 2025, the trial court in the U.K. merchant action decided against Mastercard on certain liability issues, and in March 2026, Mastercard was granted permission to appeal this decision on all grounds. The appeal hearing is scheduled for February 2027. In February 2026, the trial court decided certain issues related to damages. Some of these issues were decided in favor of Mastercard and Mastercard is seeking permission to appeal the issues that were negative to the Company. The court must also still determine additional liability and damages issues, some of which are scheduled to be tried in October 2027.
Additional United Kingdom matter. Mastercard and Visa were served with a proposed collective action complaint in the U.K. on behalf of merchants seeking damages for commercial card transactions in both the U.K. and the European Union. In 2023, the plaintiffs filed a revised collective action application claiming damages against Mastercard in excess of £1 billion (approximately $1.3 billion as of June 30, 2026). In June 2024, the court granted the plaintiffs’ collective action application. Mastercard’s request for permission to appeal this ruling was denied. In February 2026, the U.K. trial court decided to exclude over 100 merchants from the class on procedural grounds. Liability and damages issues in this claim are now being tried in the same court proceedings as the U.K. and Pan-European merchant cases.
Portugal. Mastercard has been named as a defendant in a proposed consumer collective action filed in Portugal on behalf of Portuguese consumers. The complaint, which seeks to leverage the 2019 resolution of the European Commission’s investigation of Mastercard’s central acquiring rules and interregional interchange fees, claims damages of approximately €0.4 billion (approximately $0.5 billion as of June 30, 2026) for interchange fees that were allegedly passed on to consumers by Portuguese merchants for a period of approximately 20 years. Mastercard has submitted a statement of defense that disputes both liability and damages. A trial has been scheduled for October 2026.
Netherlands. In 2025, Mastercard and Visa were served with a proposed collective action in the Netherlands on behalf of Dutch merchants. The complaint, which relates to interregional interchange fees covering the period from 1992 and ongoing, seeks declaratory relief and damages estimated in excess of €0.3 billion (approximately $0.3 billion as of June 30, 2026).
Australia
In 2022, the Australian Competition & Consumer Commission (“ACCC”) filed a complaint targeting certain agreements entered into by Mastercard and certain Australian merchants related to Mastercard’s debit program. The ACCC alleges that by entering into such agreements, Mastercard engaged in conduct with the purpose of substantially lessening competition in the supply of debit card acceptance services. The ACCC seeks both declaratory relief and monetary fines and costs. A hearing on liability issues concluded in June 2026.
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
24 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
In June 2026, Mastercard reached an agreement in principle to settle with the only independent ATM operator who opted out of the ATM Operators Class Complaint. The litigation with respect to the ATM Operators Class Complaint is ongoing. The plaintiffs in this class complaint allege over $1 billion in single damages against all of the defendants.
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
European Commission Investigation
In 2024, Mastercard received a formal request for information from the European Commission seeking documents and information in connection with an investigation into alleged anti-competitive behavior of certain card scheme services in the European Union/European Economic Area. The request focuses on Mastercard’s practices regarding network fees related to acquirers. Mastercard is cooperating with the European Commission in connection with the request.
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
MASTERCARD JUNE 30, 2026 FORM 10-Q 25

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimated settlement exposure was as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Gross settlement exposure	$93,402	$89,599
Risk mitigation arrangements applied to settlement exposure	(16,703)	(16,722)
Net settlement exposure	$76,699	$72,877
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
The following table summarizes the fair value of the Company’s derivative financial instruments and the related notional amounts:

	June 30, 2026			December 31, 2025
	Notional	Derivative assets	Derivative liabilities	Notional	Derivative assets	Derivative liabilities
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts in a cash flow hedge [1]	$4,632	$36	$34	$5,050	$16	$142
Interest rate contracts in a fair value hedge [2]	1,000	—	21	1,000	—	27
Derivatives not designated as hedging instruments
Foreign exchange contracts [1]	4,484	7	40	4,866	19	18
Total	$10,116	$43	$95	$10,916	$35	$187
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
26 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
The pre-tax gain (loss) related to the Company’s foreign exchange derivative contracts designated as cash flow hedging instruments were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Three Months Ended June 30,
	2026	2025		2026	2025
	(in millions)			(in millions)

Foreign exchange contracts [1]	$(12)	$(300)	Net revenue	$—	$(20)
			General and administrative [2]	$38	$(254)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Six Months Ended June 30,
	2026	2025		2026	2025
	(in millions)			(in millions)

Foreign exchange contracts [1]	$106	$(348)	Net revenue	$(21)	$(15)
			General and administrative [2]	$132	$(356)
1Includes immaterial forward points excluded from the effectiveness assessment recognized in other comprehensive income (loss).
2Includes immaterial forward points excluded from the effectiveness assessment recognized in earnings.
In addition, the Company may enter into interest rate derivative contracts to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances, and designate such derivatives as hedging instruments in a cash flow hedging relationship. Gains and losses resulting from changes in fair value of these contracts are deferred in accumulated other comprehensive income (loss) and are subsequently reclassified as an adjustment to interest expense over the respective terms of the hedged debt issuances. For the three and six months ended June 30, 2026 and 2025, the amounts reclassified from accumulated other comprehensive income (loss) to interest expense were not material.
The Company estimates that the pre-tax amount of the net deferred loss on cash flow hedges recorded in accumulated other comprehensive income (loss) at June 30, 2026 that will be reclassified into the consolidated statements of operations within the next 12 months is not material.
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
The Company has an interest rate swap designated as a fair value hedge related to fixed interest rate Senior Notes. In effect, the interest rate swap synthetically converts the fixed interest rate on this debt to a variable interest rate based on the SOFR Overnight Index Swap Rate. The net impacts to interest expense for the three and six months ended June 30, 2026 and 2025 were not material.
MASTERCARD JUNE 30, 2026 FORM 10-Q 27

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges
The Company may use foreign currency denominated debt and/or foreign exchange derivative contracts to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the net investment hedge is recorded as a currency translation adjustment in accumulated other comprehensive income (loss). Forward points are excluded from the effectiveness assessment and are amortized to general and administrative expenses on the consolidated statements of operations over the hedge period. The amounts recognized in earnings related to forward points for the three and six months ended June 30, 2026 and the six months ended June 30, 2025 were not material. No amounts were recognized in earnings related to forward points for the three months ended June 30, 2025.
The pre-tax gain (loss) recognized in other comprehensive income (loss) related to the Company's foreign exchange derivative contracts designated as net investment hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)

Foreign exchange contracts	$3	$—	$3	$12
As of June 30, 2026 and December 31, 2025, the Company had €1.7 billion euro-denominated debt outstanding designated as hedges of a portion of its net investment in its European operations. For the three months ended June 30, 2026 and 2025, the Company recorded pre-tax net foreign currency gains (losses) of $14 million and $(155) million in other comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the Company recorded pre-tax net foreign currency gains (losses) of $61 million and $(220) million in other comprehensive income (loss).
As of June 30, 2026 and December 31, 2025, the Company had net foreign currency gains of $176 million and $126 million, after tax, respectively, in accumulated other comprehensive income (loss) associated with this hedging activity.
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
The amount of gain (loss) recognized on the consolidated statements of operations for non-designated derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Foreign exchange contracts
General and administrative	$(31)	$60	$(51)	$80
28 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Segment Reporting
Mastercard has concluded it has one reportable operating segment, “Payment Solutions.” The following represents the selected financial information of the Payment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net revenue	$9,277	$8,133	$17,675	$15,383
Less:
Personnel	1,947	1,852	3,984	3,540
Professional fees	128	107	252	220
Data processing and telecommunications	369	314	718	606
Foreign exchange activity	59	41	117	42
Advertising and marketing	217	213	370	365
Depreciation and amortization	309	281	608	556
Provision for litigation	82	96	82	247
Investment income	(88)	(70)	(169)	(158)
(Gains) losses on equity investments, net	2	(4)	68	25
Interest expense	218	195	403	377
Other (income) expense, net	(31)	(16)	(106)	(21)
Income tax expense	1,098	971	2,028	1,722
Other segment items [1]	579	452	1,050	881
Consolidated net income	$4,388	$3,701	$8,270	$6,981
1Includes fulfillment costs, occupancy costs, travel and meeting expenses and other overhead expenses.

MASTERCARD JUNE 30, 2026 FORM 10-Q 29

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
Financial Results Overview
The following table provides a summary of our key GAAP operating results, as reported:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025		2026	2025
	(in millions, except percentages and per share data)
Net revenue	$9,277	$8,133	14%	$17,675	$15,383	15%
Operating expenses	$3,690	$3,356	10%	$7,181	$6,457	11%
Operating income	$5,587	$4,777	17%	$10,494	$8,926	18%
Operating margin	60.2%	58.7%	1.5 ppt	59.4%	58.0%	1.3 ppt
Income tax expense	$1,098	$971	13%	$2,028	$1,722	18%
Effective income tax rate	20.0%	20.8%	(0.8) ppt	19.7%	19.8%	(0.1) ppt
Net income	$4,388	$3,701	19%	$8,270	$6,981	18%
Diluted earnings per share	$4.97	$4.07	22%	$9.32	$7.66	22%
Diluted weighted-average shares outstanding	883	909	(3)%	888	911	(3)%
Note: Table may not sum due to rounding.
The following table provides a summary of our key non-GAAP operating results1, adjusted to exclude the impact of gains and losses on our equity investments, Special Items (which represent litigation judgments and settlements and certain one-time items) and the related tax impacts on our non-GAAP adjustments. In addition, we have presented growth rates, adjusted for the impact of currency:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	As adjusted	Currency-neutral	2026	2025	As adjusted	Currency-neutral
	(in millions, except percentages and per share data)
Net revenue	$9,277	$8,133	14%	12%	$17,675	$15,383	15%	12%
Adjusted operating expenses	$3,608	$3,260	11%	10%	$6,897	$6,210	11%	9%
Adjusted operating margin	61.1%	59.9%	1.2 ppt	0.8 ppt	61.0%	59.6%	1.3 ppt	0.9 ppt
Adjusted effective income tax rate	20.0%	20.9%	(0.8) ppt	(0.9) ppt	19.7%	20.1%	(0.4) ppt	(0.4) ppt
Adjusted net income	$4,453	$3,769	18%	16%	$8,556	$7,175	19%	15%
Adjusted diluted earnings per share	$5.04	$4.15	21%	19%	$9.64	$7.87	22%	18%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
30 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key highlights for the three and six months ended June 30, 2026, versus the comparable periods in 2025:

Net revenue
Three Months Ended June 30, 2026
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 14%	up 12%

Six Months Ended June 30, 2026
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and currency-neutral net revenue increases were attributable to growth in our payment network and value-added services and solutions.
up 15%	up 12%

Operating expenses	Adjusted operating expenses
Three Months Ended June 30, 2026
GAAP	Non-GAAP (currency-neutral)	Both the as-reported and as-adjusted operating expenses increases were primarily due to higher general and administrative expenses.
up 10%	up 10%

Six Months Ended June 30, 2026
GAAP	Non-GAAP (currency-neutral)
The as-reported operating expenses increase was primarily due to higher general and administrative expenses (which included a restructuring charge in the first quarter of 2026), partially offset by lower litigation provisions. The as-adjusted operating expense increase was primarily due to higher general and administrative expenses.

up 11%	up 9%

Effective income tax rate	Adjusted effective income tax rate
Three Months Ended June 30, 2026		Both the as-reported and as-adjusted income tax rates were lower versus the comparable period in 2025 due to partially offsetting tax impacts in 2026, including discrete tax benefits in the periods.
GAAP	Non-GAAP
20.0%	20.0%
down 0.8 ppt	down 0.8 ppt

Six Months Ended June 30, 2026		Both the as-reported and as-adjusted income tax rates were lower versus the comparable period in 2025 due to partially offsetting tax impacts in 2026, including discrete tax benefits in the periods.
GAAP	Non-GAAP
19.7%	19.7%
down 0.1 ppt	down 0.4 ppt

Other financial highlights for the six months ended June 30, 2026 were as follows:
•We generated net cash flows from operations of $6.8 billion.
•We repurchased 17.6 million shares of our common stock for $8.9 billion and paid dividends of $1.5 billion.
•We completed a debt offering in June 2026 for an aggregate principal amount of $5.0 billion.
•We issued commercial paper and at June 30, 2026 had $0.7 billion outstanding.
MASTERCARD JUNE 30, 2026 FORM 10-Q 31

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
Our non-GAAP financial measures for the comparable periods exclude the impact of the following:
Gains and Losses on Equity Investments
•In the three and six months ended June 30, 2026, we recorded net losses of $2 million ($5 million after tax, or $0.01 per diluted share) and $68 million ($69 million after tax, or $0.08 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
•In the three and six months ended June 30, 2025, we recorded net gains of $4 million ($5 million after tax, or $0.01 per diluted share) and net losses of $25 million ($19 million after tax, or $0.02 per diluted share), respectively, primarily related to unrealized fair market value adjustments on marketable and nonmarketable equity securities.
Special Items
Litigation provisions
•In the three and six months ended June 30, 2026, we recorded charges of $82 million ($59 million after tax, or $0.07 per diluted share), which includes a legal provision associated with the ATM non-discrimination rule surcharge complaints, a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and provisions associated with various other legal matters.
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
Restructuring charge
•In the six months ended June 30, 2026, we recorded a restructuring charge of $202 million ($158 million after tax, or $0.18 per diluted share). The savings from the restructuring action are primarily intended to enable reinvestment to support the realization of our long-term growth opportunities.
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
32 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
Non-GAAP Reconciliations
The following tables reconcile our reported financial measures calculated in accordance with GAAP to the respective adjusted non-GAAP financial measures:

	Three Months Ended June 30, 2026
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,690	60.2%	$(101)	20.0%	$4,388	$4.97
(Gains) losses on equity investments	**	**	2	(0.1)%	5	0.01
Litigation provisions	(82)	0.9%	**	0.1%	59	0.07
Adjusted - Non-GAAP	$3,608	61.1%	$(100)	20.0%	$4,453	$5.04

	Six Months Ended June 30, 2026
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$7,181	59.4%	$(196)	19.7%	$8,270	$9.32
(Gains) losses on equity investments	**	**	68	(0.1)%	69	0.08
Litigation provisions	(82)	0.5%	**	0.1%	59	0.07
Restructuring charge	(202)	1.1%	**	—%	158	0.18
Adjusted - Non-GAAP	$6,897	61.0%	$(128)	19.7%	$8,556	$9.64

	Three Months Ended June 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$3,356	58.7%	$(105)	20.8%	$3,701	$4.07
(Gains) losses on equity investments	**	**	(4)	0.1%	(5)	(0.01)
Litigation provisions	(96)	1.2%	**	0.1%	73	0.08
Adjusted - Non-GAAP	$3,260	59.9%	$(109)	20.9%	$3,769	$4.15

	Six Months Ended June 30, 2025
	Operating expenses	Operating margin	Other income (expense)	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$6,457	58.0%	$(223)	19.8%	$6,981	$7.66
(Gains) losses on equity investments	**	**	25	—%	19	0.02
Litigation provisions	(247)	1.6%	**	0.3%	174	0.19
Adjusted - Non-GAAP	$6,210	59.6%	$(198)	20.1%	$7,175	$7.87
Note: Tables may not sum due to rounding.
**    Not applicable.
MASTERCARD JUNE 30, 2026 FORM 10-Q 33

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables represent the reconciliation of our growth rates reported under GAAP to our non-GAAP growth rates:

	Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	10%	1.5 ppt	(0.8) ppt	19%	22%
(Gains) losses on equity investments	**	**	(0.1) ppt	—%	—%
Litigation provisions	1%	(0.3) ppt	0.1 ppt	(1)%	(1)%
Adjusted - Non-GAAP	11%	1.2 ppt	(0.8) ppt	18%	21%
Currency Impact	(1)%	(0.4) ppt	(0.1) ppt	(3)%	(3)%
Adjusted - Non-GAAP - currency-neutral	10%	0.8 ppt	(0.9) ppt	16%	19%

	Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025
	Increase/(Decrease)
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	11%	1.3 ppt	(0.1) ppt	18%	22%
(Gains) losses on equity investments	**	**	(0.1) ppt	1%	1%
Litigation provisions	3%	(1.1) ppt	(0.2) ppt	(2)%	(2)%
Restructuring charge	(3)%	1.1 ppt	— ppt	2%	2%
Adjusted - Non-GAAP	11%	1.3 ppt	(0.4) ppt	19%	22%
Currency Impact	(2)%	(0.4) ppt	(0.1) ppt	(4)%	(4)%
Adjusted - Non-GAAP - currency-neutral	9%	0.9 ppt	(0.4) ppt	15%	18%
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
34 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of the growth trends in our key drivers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Increase/(Decrease)				Increase/(Decrease)
	USD	Local	USD	Local	USD	Local	USD	Local
Mastercard-branded GDV growth [1]	9%	8%	9%	9%	10%	8%	8%	9%
United States	6%	6%	6%	6%	5%	5%	7%	7%
Worldwide less United States	11%	9%	11%	10%	13%	9%	8%	10%

Cross-border volume growth [1]	14%	12%	19%	15%	17%	12%	15%	15%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Increase/(Decrease)		Increase/(Decrease)
Switched transactions growth	9%	10%	9%	10%
Note: Effective 2026, our key drivers above include Venezuela cross-border activity, as applicable.
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
•Other network assessments are charges for licensing, implementation and other franchise fees.
The following table provides a summary of our key metrics related to the payment network:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	As reported	Currency-neutral	2026	2025	As reported	Currency-neutral
	($ in millions)
Domestic assessments	$3,154	$2,789	13%	10%	$6,050	$5,447	11%	8%
Cross-border assessments	3,460	2,848	21%	20%	6,650	5,443	22%	19%
Transaction processing assessments	4,508	3,971	14%	12%	8,732	7,498	16%	13%
Other network assessments	326	260	25%	23%	603	491	23%	20%
MASTERCARD JUNE 30, 2026 FORM 10-Q 35

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
Our operating results are also impacted by transactional currency. The impact of the transactional currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in currency exchange rates directly impact the calculation of GDV, which is used in the calculation of our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives. GDV is calculated based on local currency spending volume converted to U.S. dollars and euros using average exchange rates for the period. As a result, our key metrics related to domestic assessments and cross-border assessments as well as certain volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro versus local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The transactional currency impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2026, GDV on a U.S. dollar-converted basis increased 9% and 10%, respectively, while GDV on a local currency basis increased 8% for each of the periods, versus the comparable periods in 2025. Further, the impact from transactional currency occurs in our key metrics related to transaction processing assessments and other network assessments as well as value-added services and solutions revenue and operating expenses when the transacting currency of these items is different than the functional currency of the entity.
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
Financial Results
Net Revenue
The components of net revenue were as follows:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025		2026	2025
	($ in millions)
Payment network	$5,451	$4,945	10%	$10,399	$9,377	11%
Value-added services and solutions	3,826	3,188	20%	7,276	6,006	21%
Total net revenue	$9,277	$8,133	14%	$17,675	$15,383	15%
For the three months ended June 30, 2026:
Net revenue increased 14%, or 12% on a currency-neutral basis, versus the comparable period in 2025. The increase in net revenue was attributable to growth in both our payment network and value-added services and solutions.
36 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenue from our payment network increased 10%, or 8% on a currency-neutral basis, versus the comparable period in 2025. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $5,997 million of rebates and incentives provided to customers, which increased 22%, or 20% on a currency-neutral basis, versus the comparable period in 2025, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 20%, or 18% on a currency-neutral basis, versus the comparable period in 2025. The increase was driven primarily by (1) growth in our underlying key drivers, (2) our security solutions, consumer acquisition and engagement services, digital and authentication solutions and business and market insights and (3) pricing.
For the six months ended June 30, 2026:
Net revenue increased 15%, or 12% on a currency-neutral basis, versus the comparable period in 2025. The increase in net revenue was attributable to growth in both our payment network and value-added services and solutions.
Net revenue from our payment network increased 11%, or 8% on a currency-neutral basis, versus the comparable period in 2025. The increase was primarily driven by growth in domestic and cross-border dollar volumes and an increase in the number of switched transactions, reflecting growth trends across all of our key drivers. Net revenue from our payment network included $11,636 million of rebates and incentives provided to customers, which increased 22%, or 19% on a currency-neutral basis, versus the comparable period in 2025, primarily due to an increase in our key drivers as well as new and renewed deals.
Net revenue from our value-added services and solutions increased 21%, or 18% on a currency-neutral basis, versus the comparable period in 2025. The increase was driven primarily by (1) growth in our underlying key drivers, (2) our security solutions, digital and authentication solutions, consumer acquisition and engagement services and business and market insights and (3) pricing.
See Note 3 (Revenue) to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K for further discussion of our revenue recognition policies.
Drivers of Change
The following tables summarize the drivers of change in net revenue:

	Three Months Ended June 30, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency Impact [2]	Total
Payment network	8%	**	2%	10%
Value-added services and solutions	19%	—%	2%	20%
Net revenue	12%	—%	2%	14%

	Six Months Ended June 30, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency Impact [2]	Total
Payment network	8%	**	3%	11%
Value-added services and solutions	18%	—%	3%	21%
Net revenue	12%	—%	3%	15%
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
MASTERCARD JUNE 30, 2026 FORM 10-Q 37

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
For the three months ended June 30, 2026, operating expenses increased 10% versus the comparable period in 2025. Adjusted operating expenses increased 11%, or 10% on a currency-neutral basis, versus the comparable period in 2025.
For the six months ended June 30, 2026, operating expenses increased 11% versus the comparable period in 2025. Adjusted operating expenses increased 11%, or 9% on a currency-neutral basis, versus the comparable period in 2025.
The components of operating expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2026	2025		2026	2025
	($ in millions)
General and administrative	$3,082	$2,766	11%	$6,121	$5,289	16%
Advertising and marketing	217	213	2%	370	365	1%
Depreciation and amortization	309	281	10%	608	556	9%
Provision for litigation	82	96	(15)%	82	247	(67)%
Total operating expenses	3,690	3,356	10%	7,181	6,457	11%
Special Items [1]	(82)	(96)	(15)%	(284)	(247)	15%
Adjusted total operating expenses [1]	$3,608	$3,260	11%	$6,897	$6,210	11%
Note: Table may not sum due to rounding.
1    See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Drivers of Change
The following tables summarize the drivers of change in operating expenses:

	Three Months Ended June 30, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency Impact [2,3]	Special Items [3]	Total
General and administrative	12%	(1)%	1%	**	11%
Advertising and marketing	1%	—%	1%	**	2%
Depreciation and amortization	10%	—%	—%	**	10%
Provision for litigation	**	**	**	(15)%	(15)%
Total operating expenses	11%	(1)%	1%	(1)%	10%

	Six Months Ended June 30, 2026
	Increase/(Decrease)
	Operational	Acquisitions and Dispositions [1]	Currency Impact [2,3]	Special Items [3]	Total
General and administrative	11%	(1)%	2%	4%	16%
Advertising and marketing	(1)%	—%	2%	**	1%
Depreciation and amortization	8%	—%	1%	**	9%
Provision for litigation	**	**	**	(67)%	(67)%
Total operating expenses	10%	—%	2%	—%	11%
Note: Tables may not sum due to rounding.
**    Not applicable.
1Represents the impact of acquisitions and dispositions completed during 2026 and 2025.
2Represents the translational and transactional impact of currency.
3See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
38 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative
For the three months ended June 30, 2026, general and administrative expenses increased 11%, on both an as-reported and currency-neutral basis, versus the comparable period in 2025, primarily due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payment network and value-added services and solutions, as well as fulfillment costs to deliver marketing services to our customers.
For the six months ended June 30, 2026, general and administrative expenses increased 16%, or 14% on a currency-neutral basis, versus the comparable period in 2025, which included a 4 percentage point increase from a restructuring charge of $202 million. The remaining increase was primarily due to higher personnel and data processing costs to support the continued investment in our strategic initiatives across payment network and value-added services and solutions, fulfillment costs to deliver marketing services to our customers, as well as balance sheet remeasurement losses primarily due to unfavorable foreign exchange activity.
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025		2026	2025
	($ in millions)
Personnel [1]	$1,947	$1,852	5%	$3,984	$3,540	13%
Professional fees	128	107	19%	252	220	14%
Data processing and telecommunications	369	314	18%	718	606	19%
Foreign exchange activity [2]	59	41	43%	117	42	**
Other	579	452	28%	1,050	881	19%
Total general and administrative expenses	$3,082	$2,766	11%	$6,121	$5,289	16%
** Not meaningful.
1For the six months ended June 30, 2026, total general and administrative expenses includes a restructuring charge of $202 million. See “Non-GAAP Financial Information” for further information.
2Foreign exchange activity includes the impact of remeasurement of assets and liabilities denominated in foreign currencies net of the impact of gains and losses on foreign exchange derivative contracts. See Note 16 (Derivative and Hedging Instruments) to the consolidated financial statements included in Part I, Item 1 for further discussion.
Advertising and Marketing
For the three months ended June 30, 2026, advertising and marketing expenses increased 2%, or 1% on a currency-neutral basis, versus the comparable period in 2025.
For the six months ended June 30, 2026, advertising and marketing expenses increased 1%, versus the comparable period in 2025. On a currency-neutral basis, advertising and marketing expenses decreased 1%, versus the comparable period in 2025.
Depreciation and Amortization
For the three months ended June 30, 2026, depreciation and amortization expenses increased 10%, on both an as-reported and currency-neutral basis, versus the comparable period in 2025. The increase was primarily due to higher capitalized software amortization, which is in line with the increase in capitalized software driven by the continued growth of our business.
For the six months ended June 30, 2026, depreciation and amortization expenses increased 9%, or 8% on a currency-neutral basis, versus the comparable period in 2025. The increase was primarily due to higher capitalized software amortization, which is in line with the increase in capitalized software driven by the continued growth of our business.
Provision for Litigation
For the three and six months ended June 30, 2026, we recorded charges of $82 million, which includes a legal provision associated with the ATM non-discrimination rule surcharge complaints, a change in estimate related to the claims of merchants who opted out of the U.S. merchant class litigation and provisions associated with various other legal matters. See “Non-GAAP Financial Information” in this section and Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MASTERCARD JUNE 30, 2026 FORM 10-Q 39

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
The components of total other income (expense) were as follows:

	Three Months Ended June 30,		Favorable/ (Unfavorable)	Six Months Ended June 30,		Favorable/(Unfavorable)
	2026	2025		2026	2025
	(in millions)
Investment income	$88	$70	$18	$169	$158	$11
Gains (losses) on equity investments, net	(2)	4	(6)	(68)	(25)	(43)
Interest expense	(218)	(195)	(23)	(403)	(377)	(26)
Other income (expense), net [1]	31	16	15	106	21	85
Total other income (expense)	(101)	(105)	4	(196)	(223)	27
(Gains) losses on equity investments, net [2]	2	(4)	6	68	25	43
Adjusted total other income (expense) [2]	$(100)	$(109)	$9	$(128)	$(198)	$70
Note: Table may not sum due to rounding.
1Other income (expense), net increased in the three and six months ended June 30, 2026, versus the comparable period in 2025, primarily driven by government grants.
2See “Non-GAAP Financial Information” for further information on our non-GAAP adjustments and the reconciliation to GAAP reported amounts.
Income Taxes
The effective income tax rates for the three months ended June 30, 2026 and 2025 were 20.0% and 20.8%, respectively. The adjusted effective income tax rates for the three months ended June 30, 2026 and 2025 were 20.0% and 20.9%, respectively. The effective income tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 19.8%, respectively. The adjusted effective income tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 20.1%, respectively. Both the as-reported and as-adjusted effective income tax rates for the three and six months ended June 30, 2026 were lower versus the comparable periods in 2025 due to partially offsetting tax impacts in 2026, including discrete tax benefits in the periods.
Liquidity and Capital Resources
We rely on existing liquidity (our cash, cash equivalents and investments), cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us:

	June 30, 2026	December 31, 2025
	(in billions)
Cash, cash equivalents and investments [1]	$11.6	$10.9
Available under the revolving credit facility [2]	7.3	8.0
1    Investments include available-for-sale securities and held-to-maturity securities. This amount excludes restricted cash and restricted cash equivalents and restricted security deposits held for customers at June 30, 2026 and December 31, 2025 of $2.7 billion.
2    Represents amounts remaining available under our committed unsecured $8 billion revolving credit facility (the “Credit Facility”), which has been reduced by commercial paper outstanding at June 30, 2026. The Credit Facility supports our commercial paper program and borrowings under our commercial paper program and the Credit Facility can total up to $8 billion. At June 30, 2026 and December 31, 2025, we had no borrowings under the Credit Facility.
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
40 MASTERCARD JUNE 30, 2026 FORM 10-Q

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
Cash Flows
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$6,772	$6,983
Net cash used in investing activities	(879)	(567)
Net cash used in financing activities	(5,040)	(5,993)
Net cash provided by operating activities decreased $211 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to higher net income after adjusting for non-cash items, more than offset by higher customer incentive payments and cash paid for litigation settlements.
Net cash used in investing activities increased $312 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to higher purchases of property and equipment.
Net cash used in financing activities decreased $953 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to higher cash proceeds received from debt issuances and lower repayments of debt in the current year, partially offset by higher cash paid for repurchases of our Class A common stock and dividends.
Debt and Credit Availability
In June 2026, we issued $5.000 billion principal amount of notes (the “2026 USD Notes”). The net proceeds from the issuance of the 2026 USD Notes, after deducting the original issue discount, underwriting discount and offering expenses, were $4.978 billion.
Our total debt outstanding at June 30, 2026 and December 31, 2025 was $24.6 billion and $19.0 billion, respectively. At June 30, 2026, $2.5 billion of our total debt outstanding is payable within 12 months.
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
Borrowings under the Commercial Paper Program and the Credit Facility, which may total up to $8 billion, are to be used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. At June 30, 2026, we had $710 million of commercial paper outstanding, with a weighted-average interest rate of 3.84%. At June 30, 2026, we had no borrowings under the Credit Facility. At December 31, 2025, we had no borrowings under the Commercial Paper Program or Credit Facility. The Commercial Paper Program is supported by the Credit Facility.
See Note 9 (Debt) to the consolidated financial statements included in Part I, Item 1 and Note 13 (Debt) to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K for further discussion on our debt, the Commercial Paper Program and the Credit Facility.
MASTERCARD JUNE 30, 2026 FORM 10-Q 41

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
The following table summarizes the dividends declared by our Board of Directors on our outstanding Class A common stock and Class B common stock, payable in 2026:

Date of Declaration	Amount Payable per Share	Record Date	Date Payable	Aggregate Amount (in millions)
December 9, 2025	$0.87	January 9, 2026	February 9, 2026	$777
February 10, 2026	$0.87	April 9, 2026	May 8, 2026	$771
June 16, 2026	$0.87	July 9, 2026	August 7, 2026	$763
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

(in millions, except per share data)
Remaining authorization at December 31, 2025	$17,461
Dollar-value of shares repurchased for the six months ended June 30, 2026	$8,933
Remaining authorization at June 30, 2026	$8,528
Shares repurchased for the six months ended June 30, 2026	17.6
Average price paid per share for the six months ended June 30, 2026	$508.11
Dollar-value of shares repurchased July 1, 2026 through July 27, 2026	$697
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
Foreign Exchange Risk
We enter into foreign exchange derivative contracts to manage currency exposure associated with anticipated receipts and disbursements occurring in a currency other than the functional currency of the entity. We may also enter into foreign exchange derivative contracts to offset possible changes in value of assets and liabilities due to foreign exchange fluctuations. The objective of these activities is to reduce our exposure to gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. A hypothetical 10% adverse change in the value of the functional currencies could result in a fair value net loss of approximately $319 million and $405 million on our foreign exchange derivative contracts outstanding at June 30, 2026 and December 31, 2025, respectively, before considering the offsetting effect of the underlying hedged activity.
42 MASTERCARD JUNE 30, 2026 FORM 10-Q

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are also subject to foreign exchange risk as part of our daily settlement activities. To manage this risk, we enter into short duration foreign exchange derivative contracts based upon anticipated receipts and disbursements for the respective currency position. This risk is typically limited to a few days between when a payment transaction takes place and the subsequent settlement with our customers. A hypothetical 10% adverse change in the value of the functional currencies would not have a material impact to the fair value of our short duration foreign exchange derivative contracts outstanding at June 30, 2026 and December 31, 2025.
We are further exposed to foreign exchange rate risk related to translation of our net investment in foreign subsidiaries where the functional currency is different than our U.S. dollar reporting currency. To manage this risk, we may enter into foreign exchange derivative contracts to hedge a portion of our net investment in foreign subsidiaries. As of June 30, 2026 and December 31, 2025, we did not have any foreign exchange derivative contracts designated as a net investment hedge.
Interest Rate Risk
Our available-for-sale debt investments include fixed and variable rate securities that are sensitive to interest rate fluctuations. Our policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our investments at June 30, 2026 and December 31, 2025.
We are also exposed to interest rate risk related to our fixed-rate debt. To manage this risk, we may enter into interest rate derivative contracts to hedge a portion of our fixed-rate debt that is exposed to changes in fair value attributable to changes in a benchmark interest rate. A hypothetical 100 basis point adverse change in interest rates would not have a material impact to the fair value of our interest rate derivative contracts designated as a fair value hedge of our fixed-rate debt at June 30, 2026 and December 31, 2025, respectively, before considering the offsetting effect of the underlying hedged activity.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred for the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
MASTERCARD JUNE 30, 2026 FORM 10-Q 43

PART II
ITEM 1. LEGAL PROCEEDINGS
Item 1. Legal proceedings
Refer to Note 14 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk factors
For a discussion of our risk factors, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
The following table presents the repurchase activity of our Class A common stock on a cash basis for the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	3,876,573	$507.43	3,876,573	$11,459,634,738
May 1 - 31	2,573,846	$498.90	2,573,846	$10,175,551,924
June 1 - 30	3,366,485	$489.28	3,366,485	$8,528,398,093
Total	9,816,904	$498.97	9,816,904
1    Dollar value of shares that may yet be purchased under the share repurchase programs is as of the end of the period. In December 2025 and 2024, our Board of Directors approved programs authorizing us to repurchase shares of our Class A common stock up to $14.0 billion and $12.0 billion, respectively.
Item 5. Other information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
For the three months ended June 30, 2026, certain of our officers or directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

	Action	Date	Plans		Number of Securities to be Sold	Expiration
			Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]
Linda Kirkpatrick, President, Americas	Adoption	May 4, 2026	X	-	(i) 4,280 shares of Class A Common Stock underlying employee stock options and (ii) 2,114 shares of Class A Common Stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) December 31, 2026
Sachin Mehra, Chief Financial Officer	Adoption	May 6, 2026	X	-	(i) 7,444 shares of Class A Common Stock underlying employee stock options and (ii) 7,266 shares of Class A Common Stock	The earlier of (i) the date when all securities under plan are exercised and sold and (ii) March 15, 2027
Julius Genachowski, Director	Adoption	June 15, 2026	X	-	741 shares of Class A Common Stock	The earlier of (i) the date when all shares under plan are sold and (ii) January 13, 2027
1Intended to satisfy the affirmative defense conditions of Rule 105b-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Item 6. Exhibits
Refer to the Exhibit Index included herein.
MASTERCARD JUNE 30, 2026 FORM 10-Q 45

PART II
EXHIBIT INDEX
Exhibit index

Exhibit Number	Exhibit Description
4.1	Officer’s Certificate of the Company, dated as of June 8, 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).
4.2
Form of Global Note representing the Company’s Floating Rate Notes due 2028 (included in Officer’s Certificate of the Company, dated as of June 8, 2026) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 4.325% Notes due 2028 (included in Officer’s Certificate of the Company, dated as of June 8, 2026) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 4.425% Notes due 2029 (included in Officer’s Certificate of the Company, dated as of June 8, 2026) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).

4.5
Form of Global Note representing the Company’s 4.600% Notes due 2031 (included in Officer’s Certificate of the Company, dated as of June 8, 2026) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).

4.6
Form of Global Note representing the Company’s 5.000% Notes due 2036 (included in Officer’s Certificate of the Company, dated as of June 8, 2026) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 8, 2026 (File No. 001-32877)).

10.1*	Form of Deferred Stock Unit Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 16, 2026).
10.2*	Form of Restricted Stock Agreement for awards granted under 2006 Non-Employee Director Equity Compensation Plan (effective for awards granted on and subsequent to June 16, 2026).
31.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Miebach, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Sachin Mehra, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
46 MASTERCARD JUNE 30, 2026 FORM 10-Q

SIGNATURES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 30, 2026	By:	/S/ MICHAEL MIEBACH
Michael Miebach
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2026	By:	/S/ SACHIN MEHRA
Sachin Mehra
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)
MASTERCARD JUNE 30, 2026 FORM 10-Q 47